Form 10-Q
period 2022-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2022-11-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2022

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

Number of shares of Common Stock outstanding as of October 31, 2022: 17,920,771

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$5,066	$5,929
Federal funds sold	—	—
Interest-earning deposits	103,214	140,875
Total cash and cash equivalents	108,280	146,804
Securities available for sale	497,880	796,753
Securities held to maturity (fair value $87,857 at September 30, 2022 and $108,460 at December 31, 2021)	103,551	108,680
Equity security, at fair value	12,957	14,685
FHLB and FRB stock, at cost	14,986	12,950
Loans held for sale, at fair value	1,333	3,040
Loans held for sale, at lower of cost or fair value	10,102	34,051
Loans	5,177,194	4,806,721
Less: Allowance for credit losses (1)	59,683	61,697
Net loans	5,117,511	4,745,024
Premises and equipment	23,781	23,044
Other real estate owned	116	—
Accrued interest receivable	17,816	21,589
Bank owned life insurance	47,072	46,663
Goodwill	36,212	36,212
Other intangible assets	11,486	12,690
Finance lease right-of-use assets	3,021	3,582
Operating lease right-of-use assets	13,404	9,775
Other assets	67,753	62,451
TOTAL ASSETS	$6,087,261	$6,077,993
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,317,954	$956,482
Interest-bearing deposits:
Checking	2,149,629	2,287,894
Savings	166,821	154,914
Money market accounts	1,178,112	1,307,051
Certificates of deposit - retail	345,047	409,608
Certificates of deposit - listing service	30,647	31,382
Subtotal deposits	5,188,210	5,147,331
Interest-bearing demand - brokered	85,000	85,000
Certificates of deposit - brokered	25,974	33,818
Total deposits	5,299,184	5,266,149
Short-term borrowings	32,369	—
Finance lease liabilities	5,003	5,820
Operating lease liabilities	14,101	10,111
Subordinated debt, net	132,916	132,701
Deferred tax liabilities, net	14,490	39,322
Accrued expenses and other liabilities	73,684	77,502
TOTAL LIABILITIES	5,571,747	5,531,605
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 20,973,770 at September 30, 2022 and 20,656,810 at December 31, 2021; outstanding shares, 17,920,571 at September 30, 2022 and 18,393,888 at December 31, 2021)	17,484	17,220
Surplus	336,534	332,358
Treasury stock at cost, 3,053,199 shares at September 30, 2022 and 2,262,922 shares at December 31, 2021	(92,637)	(65,104)
Retained earnings	329,116	274,288
Accumulated other comprehensive loss, net of income tax	(74,983)	(12,374)
TOTAL SHAREHOLDERS’ EQUITY	515,514	546,388
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,087,261	$6,077,993

(1)
Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss ("CECL") methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$50,978	$37,040	$136,091	$108,921
Interest on investments:
Taxable	2,853	2,824	9,995	8,473
Tax-exempt	13	28	52	107
Interest on loans held for sale	7	33	30	124
Interest on interest-earning deposits	1,162	142	1,505	367
Total interest income	55,013	40,067	147,673	117,992
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	6,689	1,880	11,385	5,358
Interest on certificates of deposit	791	836	2,048	3,333
Interest on borrowed funds	29	57	103	448
Interest on finance lease liability	61	74	193	229
Interest on subordinated debt	1,363	1,358	4,090	5,650
Subtotal - interest expense	8,933	4,205	17,819	15,018
Interest on interest-bearing demand - brokered	345	385	1,082	1,334
Interest on certificates of deposits - brokered	210	266	732	791
Total interest expense	9,488	4,856	19,633	17,143
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	45,525	35,211	128,040	100,849
Provision for credit losses (1)	599	1,600	4,423	2,725
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	44,926	33,611	123,617	98,124
OTHER INCOME
Wealth management fee income	12,943	13,860	41,668	39,025
Service charges and fees	1,060	959	3,075	2,701
Bank owned life insurance	299	311	922	1,388
Gain on loans held for sale at fair value (mortgage banking)	60	408	458	1,842
Gain on loans held for sale at lower of cost or fair value	—	—	—	1,407
Fee income related to loan level, back-to-back swaps	—	—	—	—
Gain on sale of SBA loans	622	1,569	6,141	3,950
Corporate advisory fee income	102	84	1,696	1,303
Loss on swap termination	—	—	—	(842)
Other income	1,868	660	3,982	2,798
Loss on securities sale, net	—	—	(6,609)	—
Fair value adjustment for CRA equity security	(571)	(70)	(1,728)	(293)
Total other income	16,383	17,781	49,605	53,279
OPERATING EXPENSES
Compensation and employee benefits	22,656	19,859	66,987	61,759
Premises and equipment	4,534	4,459	13,821	12,646
FDIC insurance expense	510	555	1,484	1,669
Swap valuation allowance	—	1,350	673	1,350
Other operating expense	5,860	5,962	17,423	17,039
Total operating expenses	33,560	32,185	100,388	94,463
INCOME BEFORE INCOME TAX EXPENSE	27,749	19,207	72,834	56,940
Income tax expense	7,623	5,036	19,167	15,173
NET INCOME	$20,126	$14,171	$53,667	$41,767

EARNINGS PER SHARE
Basic	$1.11	$0.76	$2.94	$2.21
Diluted	$1.09	$0.74	$2.88	$2.15
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	18,072,385	18,763,316	18,244,691	18,891,601
Diluted	18,420,661	19,273,831	18,652,042	19,390,522
(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$20,126	$14,171	$53,667	$41,767
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(30,983)	(5,635)	(102,257)	(14,148)
Reclassification adjustment for amounts included in net income	—	—	6,609	—

	(30,983)	(5,635)	(95,648)	(14,148)

Tax effect	7,420	1,342	22,892	3,378
Net of tax	(23,563)	(4,293)	(72,756)	(10,770)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	10,048	936	13,999	3,507
Reclassification adjustment for amounts included in net income	(58)	—	(58)	842
	9,990	936	13,941	4,349

Tax effect	(2,683)	(263)	(3,794)	(1,222)
Net of tax	7,307	673	10,147	3,127

Total other comprehensive income/(loss)	(16,256)	(3,620)	(62,609)	(7,643)

Total comprehensive income/(loss)	$3,870	$10,551	$(8,942)	$34,124

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2022 and September 30, 2021

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324
Net income	—	—	—	—	20,126	—	20,126
Comprehensive loss	—	—	—	—	—	(16,256)	(16,256)
Amortization of restricted stock units	—	—	1,909	—	—	—	1,909
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(909)	—	(909)
Share repurchase, (290,399) shares	—	—	—	(9,912)	—	—	(9,912)
Common stock options exercised, 300 shares	—	—	4	—	—	—	4
Issuance of shares for Employee Stock Purchase Plan, 6,441 shares	—	6	222	—	—	—	228
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—

Balance at September 30, 2022 17,920,571 common shares outstanding	$—	$17,484	$336,534	$(92,637)	$329,116	$(74,983)	$515,514

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2021 18,829,877 common shares outstanding	$—	$17,164	$328,035	$(48,461)	$247,136	$(5,415)	$538,459
Net income	—	—	—	—	14,171	—	14,171
Comprehensive loss	—	—	—	—	—	(3,620)	(3,620)
Amortization of restricted stock units	—	—	1,807	—	—	—	1,807
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(942)	—	(942)
Share repurchase, (227,060) shares	—	—	—	(7,432)	—	—	(7,432)
Common stock options exercised, 400 shares	—	1	5	—	—	—	6
Exercise of warrants, 10,000 net of 6,416 shares used to exercise, 3,584 shares	—	2	(2)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,889 shares	—	6	226	—	—	—	232
Issuance of common stock for acquisition 14,220 shares	—	12	321	—	—	—	333
Balance at September 30, 2021 18,627,910 common shares outstanding	$—	$17,185	$330,392	$(55,893)	$260,365	$(9,035)	$543,014

Nine Months Ended September 30, 2022 and September 30, 2021

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	53,667	—	53,667
Comprehensive loss	—	—	—	—	—	(62,609)	(62,609)
Restricted stock units issued, 325,607 shares	—	270	(270)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (74,445) shares	—	(62)	(2,639)	—	—	—	(2,701)
Amortization of restricted stock units	—	—	6,300	—	—	—	6,300
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,748)	—	(2,748)
Share repurchase, (790,277) shares	—	—	—	(27,533)	—	—	(27,533)
Common stock options exercised, 9,660 shares	—	8	118	—	—	—	126
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 20,369 shares	—	18	697	—	—	—	715
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at September 30, 2022 17,920,571 common shares outstanding	$—	$17,484	$336,534	$(92,637)	$329,116	$(74,983)	$515,514

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2021 18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income	—	—	—	—	41,767	—	41,767
Comprehensive loss	—	—	—	—	—	(7,643)	(7,643)
Restricted stock units issued, 288,348 shares	—	240	(240)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (71,749) shares	—	(60)	(2,171)	—	—	—	(2,231)
Amortization of restricted stock units	—	—	5,229	—	—	—	5,229
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,843)	—	(2,843)
Share repurchase, (619,815) shares	—	—	—	(19,416)	—	—	(19,416)
Common stock options exercised, 3,220 net of 62 shares used to exercise, 3,158 shares	—	3	37	—	—	—	40
Exercise of warrants 50,000 net of 32,616 shares used to exercise, 17,384 shares	—	14	(14)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 21,661 shares	—	18	638	—	—	—	656
Issuance of common stock for acquisition, 14,220 shares	—	12	321	—	—	—	333
Balance at September 30, 2021 18,627,910 common shares outstanding	$—	$17,185	$330,392	$(55,893)	$260,365	$(9,035)	$543,014

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES:
Net income	$53,667	$41,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,554	2,367
Amortization of premium and accretion of discount on securities, net	2,331	4,502
Amortization of restricted stock	6,300	5,229
Amortization of intangible assets	1,204	1,167
Amortization of subordinated debt costs	215	931
Provision for credit losses (1)	4,423	2,725
Swap valuation allowance	673	—
Deferred tax benefit	(5,907)	(3,247)
Stock-based compensation and employee stock purchase plan expense	114	93
Fair value adjustment for equity security	1,728	293
Loss on securities available for sale	6,609	—
Loans originated for sale (2)	(58,409)	(131,427)
Proceeds from sales of loans held for sale (2)	85,663	142,141
Gain on loans held for sale (2)	(6,599)	(5,792)
Gain on loans held for sale at lower of cost or fair value	—	(1,407)
Gain on OREO sold	—	(51)
Gain on life insurance death benefit	—	(455)
Increase in cash surrender value of life insurance, net	(409)	(465)
Decrease/(increase) in accrued interest receivable	3,773	(295)
Decrease in other assets	3,952	2,998
Increase in accrued expenses and other liabilities	3,709	7,390
NET CASH PROVIDED BY OPERATING ACTIVITIES	105,591	68,464
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	305,337	338,596
Principal repayments, maturities and calls of securities held to maturity	5,046	807
Redemptions of FHLB and FRB stock	26,567	—
Proceeds from sales of securities available for sale	118,972	—
Purchase of securities available for sale	(229,941)	(578,336)
Purchase of FHLB and FRB stock	(28,603)	(48)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	54,123
Net increase in loans, net of participations sold	(372,026)	(253,638)
Proceeds from sales of other real estate	—	101
Purchase of premises and equipment	(2,730)	(3,371)
Purchase of wealth management company	—	(5,500)
Proceeds from life insurance death benefit	—	1,219
NET CASH USED IN INVESTING ACTIVITIES	(177,378)	(446,047)
FINANCING ACTIVITIES:
Net increase in deposits	33,035	557,857
Net increase in short-term borrowings	32,369	—
Repayments of Paycheck Protection Program Liquidity Facility	—	(128,590)
Repayments of FHLB advances	—	(15,000)
Dividends paid on common stock	(2,748)	(2,843)
Exercise of stock options, net of stock swaps	126	40
Restricted stock repurchased on vesting to pay taxes	(2,701)	(2,231)
Repayments of subordinated debt	—	(50,000)
Issuance of shares for employee stock purchase plan	715	656
Shares repurchased	(27,533)	(19,416)
NET CASH PROVIDED BY FINANCING ACTIVITIES	33,263	340,473
Net decrease in cash and cash equivalents	(38,524)	(37,110)
Cash and cash equivalents at beginning of period	146,804	653,322
Cash and cash equivalents at end of period	$108,280	$616,212
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$17,155	$16,128
Income tax, net	16,311	13,448
Transfer of loans to loans held for sale	—	45,776
Transfer of loans to other real estate owned	116	—

(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2022, and the results of operations, comprehensive income/(loss), and changes in shareholders’ equity for the three and nine months ended September 30, 2022 and 2021 and cash flow statements for the nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Adoption of New Accounting Standards: On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities Management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments. Results for reporting periods beginning after January 1, 2022, are presented under ASC 326 while prior period amounts continue to be reported in accordance with the incurred loss model previously applicable under GAAP. The Company recorded a net increase to retained earnings of $3.9 million as of January 1, 2022, for the cumulative effect of adopting ASC 326. The transition adjustment includes a $5.5 million reduction to our allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on discounted cash flow on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table illustrates the impact to our financial statements as of January 1, 2022 upon adoption of ASC 326:

	January 1, 2022
(In thousands)	Impact to Consolidated Statement of Condition from ASC-326 Adoption	Tax Effect	Impact to Retained Earnings from ASC-326 Adoption
Allowance for credit losses on loans	$(5,536)	$1,490	$4,046
Allowance for credit losses on off-balance sheet commitments	188	(51)	(137)
Total impact from ASC 326 adoption	$(5,348)	$1,439	$3,909

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held-to-maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors and then, recognize an ACL through a charge to earnings for the decline in fair value. Other debt securities are classified as available for sale and are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $145.6 million and $97.5 million as of September 30, 2022 and December 31, 2021, respectively. SBA loans held for sale totaled $10.1 million and $32.5 million at September 30, 2022 and December 31, 2021, respectively.

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

Allowance for Credit Losses: On January 1, 2022, the Company adopted ASU 2016-13, Topic 326 which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

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

Allowance for Loan Losses under incurred methodology prior to CECL Adoption on January 1, 2022

The allowance for loan and lease losses was a valuation allowance for credit losses that was Management’s estimate of probable incurred losses in the loan portfolio. Under this accounting method, the process to determine reserves utilized analytical tools and Management judgment and was reviewed on a quarterly basis. When Management was reasonably certain that a loan balance was not fully collectable, an impairment analysis was completed whereby a specific reserve could be established or a full or partial charge off was recorded against the allowance. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, asset quality information, economic conditions and other factors. Allocations of the allowance could be made for specific loans via a specific reserve, but the entire allowance was available for any loan that, in Management’s judgment, should be charged off.

The allowance consisted of specific and general components. The specific component of the allowance related to loans that were individually classified as impaired.

A loan was impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans were individually evaluated for impairment when they were classified as substandard by Management. If a loan was considered impaired, a portion of the allowance could be allocated so that the loan was reported, net, at the present value of estimated future cash flows using the loan’s existing rate or if repayment was expected solely from the underlying collateral, the loan principal balance was compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

The general component of the allowance covered non-impaired loans and was based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company on a weighted average basis over the previous three years. This actual loss experience was adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors included consideration of the following: levels of and trends in delinquencies, charge-offs and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that were graded as non-impaired, the Company allocated a higher general reserve percentage than pass-rated loans using a multiple that was calculated annually through a migration analysis. At both December 31, 2021 and 2020, respectively, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of general allowance is determined by portfolio segment using a non-linear discounted cash flow (“DCF”) model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates, national consumer price and confidence indices. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the ACL results in two forms of allocations, specific and general. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

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

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

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

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one to four family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Multifamily. The Bank provides mortgage loans for multifamily properties (i.e., buildings which have five or more residential units) and other commercial real estate that is either owner occupied or managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use” as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

Owner-Occupied Commercial Real Estate Loans. The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are mixed use. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance. However, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

The Coronavirus Aid, Relief, and Economic Security ("CARES”) Act, which provided entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP, allowed financial institutions to suspend application of certain current TDR accounting guidance under ASC 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria were met. This relief could be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that deferred or delayed the payment of principal or interest or changed the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower is not experiencing financial difficulty under ASC 310-40. The Company approved total loan modifications under the CARES Act of $947.0 million of which none remain outstanding.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations. Under this program, the Company provided funding of approximately $650 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021. The Company has approximately $1.9 million of PPP loans remaining in its portfolio as of September 30, 2022 and believes that substantially all of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria will enter a repayment period of 2 or 5 years.

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

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of a single lease cost allocated over the remaining lease term on a straight-line basis, variable lease payments not included in the lease liability, and any impairment of the ROU asset.

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the statement of condition or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

For the Company’s stock option plans, changes in options outstanding during the nine months ended September 30, 2022 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2022	31,340	$14.59
Exercised during 2022	(9,660)	13.14
Expired during 2022	—	—
Forfeited during 2022	(900)	13.11
Balance, September 30, 2022	20,780	$15.33	0.44 years	$381
Vested and expected to vest	20,780	$15.33	0.44 years	$381
Exercisable at September 30, 2022	20,780	$15.33	0.44 years	$381

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the third quarter of 2022 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on September 30, 2022 was $33.65.

There were no stock options granted during the three or nine months ended September 30, 2022.

The Company issued performance-based and service-based restricted stock units in 2022 and 2021. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted during the third quarter of 2022.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted in the third quarter of 2022.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	225,435	$20.29
Granted during 2022	71,482	35.93
Vested during 2022	(58,077)	25.77
Forfeited during 2022	(5,284)	17.92
Balance, September 30, 2022	233,556	$23.77

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	701,145	$21.93
Granted during 2022	235,534	36.86
Vested during 2022	(267,530)	21.48
Forfeited during 2022	(22,868)	23.46
Balance, September 30, 2022	646,281	$27.50

As of September 30, 2022, there was $17.0 million of total unrecognized compensation cost related to service-based and performance-based units. That cost is expected to be recognized over a weighted average period of 1.39 years. Stock compensation expense recorded for the third quarters of 2022 and 2021 totaled $2.1 million and $1.8 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2022 and 2021 totaled $5.7 million and $5.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”): The ESPP provides for the granting of rights to purchase up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the ESPP.

The ESPP allows for the purchase of shares during four three-month Offering Periods of each calendar year. The Offering Periods end on February 16, May 16, August 16 and November 16 of each calendar year.

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

The Company recorded $37,000 of expense in salaries and employee benefits expense for both the three months ended September 30, 2022 and 2021 related to the ESPP. Total shares issued under the ESPP during the third quarter of 2022 and 2021 were 6,441 and 6,889, respectively.

The Company recorded $114,000 and $93,000 of expense in salaries and employee benefits expense for the nine months ended September 30, 2022 and 2021, respectively, related to the ESPP. Total shares issued under the ESPP during the nine months ended September 30, 2022 and 2021 were 20,369 and 21,661, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
Net income available to common shareholders	$20,126	$14,171	$53,667	$41,767

Basic weighted average shares outstanding	18,072,385	18,763,316	18,244,691	18,891,601
Plus: common stock equivalents	348,276	510,515	407,351	498,921
Diluted weighted average shares outstanding	18,420,661	19,273,831	18,652,042	19,390,522
Net income per share
Basic	$1.11	$0.76	$2.94	$2.21
Diluted	1.09	0.74	2.88	2.15

For the three months ended September 30, 2022, restricted stock units totaling 112,241 were not included in the computation of diluted earnings per share because they were anti-dilutive. For the three months ended September 30, 2021, all restricted stock units were included in the computation of diluted earnings per share because they were all dilutive. For the nine months ended September 30, 2022 and 2021, restricted stock units totaling 296,687 and 261,610 were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was primarily attributable to the Bank’s wealth acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process. Management has concluded that there was no goodwill impairment as of September 30, 2022.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of September 30, 2022 and December 31, 2021 follows:

	September 30, 2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,770	$—	$(55,360)	$—	$189,410
Mortgage-backed securities–residential	315,541	40	(48,034)	—	267,547
SBA pool securities	33,538	2	(4,419)	—	29,121
State and political subdivisions	2,613	—	(29)	—	2,584
Corporate bond	10,000	—	(782)	—	9,218
Total securities available for sale	$606,462	$42	$(108,624)	$—	$497,880
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,869)	$—	$35,131
Mortgage-backed securities–residential	63,551	—	(10,825)	—	52,726
Total securities held to maturity	$103,551	$—	$(15,694)	$—	$87,857

	December 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$280,045	$—	$(7,824)	$272,221
Mortgage-backed securities–residential	481,062	3,849	(7,937)	476,974
SBA pool securities	40,649	12	(1,100)	39,561
State and political subdivisions	5,431	45	—	5,476
Corporate bond	2,500	21	—	2,521
Total securities available for sale	$809,687	$3,927	$(16,861)	$796,753
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$7	$(25)	$39,982
Mortgage-backed securities–residential	68,680	67	(269)	68,478
Total securities held to maturity	$108,680	$74	$(294)	$108,460

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the nine months ended September 30, 2022:

(In thousands)	September 30, 2022
Proceeds from sales	$118,972
Gross gains	3
Gross losses	(6,612)
Net tax benefit	1,581

There were no sales of securities for the quarter ended September 30, 2022.

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2022 and December 31, 2021.

	September 30, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$189,410	$(55,360)	$189,410	$(55,360)
Mortgage-backed securities residential	70,005	(5,425)	166,924	(42,609)	236,929	(48,034)
SBA pool securities	3,788	(282)	24,313	(4,137)	28,101	(4,419)
State and political subdivisions	2,584	(29)	—	—	2,584	(29)
Corporate bond	9,218	(782)	—	—	9,218	(782)
Total securities available for sale	$85,595	$(6,518)	$380,647	$(102,106)	$466,242	$(108,624)
Securities Held to Maturity:
U.S. government-sponsored agencies	$35,131	$(4,869)	$—	$—	$35,131	$(4,869)
Mortgage-backed securities residential	52,726	(10,825)	—	—	52,726	(10,825)
Total securities held to maturity	$87,857	$(15,694)	$—	$—	$87,857	$(15,694)
Total securities	$173,452	$(22,212)	$380,647	$(102,106)	$554,099	$(124,318)

	December 31, 2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$243,187	$(6,858)	$29,034	$(966)	$272,221	$(7,824)
Mortgage-backed securities residential	265,403	(7,053)	33,455	(884)	298,858	(7,937)
SBA pool securities	22,057	(567)	10,562	(533)	32,619	(1,100)
Total securities available for sale	$530,647	$(14,478)	$73,051	$(2,383)	$603,698	$(16,861)
Securities Held to Maturity:
U.S. government-sponsored agencies	$24,975	$(25)	$—	$—	$24,975	$(25)
Mortgage-backed securities residential	48,307	(269)	—	—	48,307	(269)
Total securities held to maturity	$73,282	$(294)	$—	$—	$73,282	$(294)
Total securities	$603,929	$(14,772)	$73,051	$(2,383)	$676,980	$(17,155)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2022. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at September 30, 2022.

The Company has an investment in a CRA investment fund with a fair value of $13.0 million at September 30, 2022. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $571,000 and $1.7 million for the three months and nine months ended September 30, 2022, respectively. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2022 and December 31, 2021, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2022	Loans	2021	Loans
Residential mortgage	$517,755	10.00%	$498,300	10.37%
Multifamily mortgage	1,856,675	35.87	1,595,866	33.20
Commercial mortgage	638,903	12.34	662,626	13.78
Commercial loans (including equipment financing) (1)	2,084,998	40.27	1,955,157	40.67
Commercial construction	4,817	0.09	20,044	0.42
Home equity lines of credit	36,375	0.70	40,803	0.85
Consumer loans, including fixed rate home equity loans	37,412	0.72	33,687	0.70
Other loans	259	0.01	238	0.01
Total loans	$5,177,194	100.00%	$4,806,721	100.00%

(1)
Includes PPP loans of $1.9 million at September 30, 2022 and $13.8 million at December 31, 2021.

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of September 30, 2022 are based on the CECL methodology:

		% of
	September 30,	Totals
(Dollars in thousands)	2022	Loans
Primary residential mortgage	$520,276	10.06%
Junior lien loan on residence	40,216	0.78
Multifamily property	1,856,675	35.89
Owner-occupied commercial real estate	256,891	4.96
Investment commercial real estate	1,035,254	20.01
Commercial and industrial (1)	1,106,927	21.40
Lease financing	304,256	5.88
Construction	10,384	0.20
Consumer and other	42,506	0.82
Total loans	5,173,385	100.00%
Net deferred costs	3,809
Total loans including net deferred costs	$5,177,194

(1) Includes PPP loans of $1.9 million at September 30, 2022.

The portfolio classes identified as of December 31, 2021 are based on the incurred loss methodology and are segmented by federal Call Report codes:

		% of
	December 31,	Total
(Dollars in thousands)	2021	Loans
Primary residential mortgage	$500,243	10.42%
Home equity lines of credit	40,803	0.85
Junior lien loan on residence	3,191	0.07
Multifamily property	1,595,866	33.23
Owner-occupied commercial real estate	252,603	5.26
Investment commercial real estate	1,003,979	20.90
Commercial and industrial (1)	992,332	20.66
Lease financing	345,868	7.20
Farmland/agricultural production	6,871	0.14
Commercial construction loans	20,174	0.42
Consumer and other loans	40,828	0.85
Total loans	4,802,758	100.00%
Net deferred costs	3,963
Total loans including net deferred costs	$4,806,721

(1)
Includes PPP loans of $13.8 million at December 31, 2021.

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of September 30, 2022 and December 31, 2021:

	September 30, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,527	$—
Owner-occupied commercial real estate	263	—
Investment commercial real estate	12,429	—
Commercial and industrial	505	—
Total	$15,724	$—

	December 31, 2021
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,851	$—
Junior lien loan on residence	18	—
Owner-occupied commercial real estate	458	—
Investment commercial real estate	12,750	—
Commercial and industrial	496	—
Total	$15,573	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by class of loans, excluding nonaccrual loans:

	September 30, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$323	$—	$—	$323
Commercial and industrial	6,925	—	—	6,925
Total	$7,248	$—	$—	$7,248

	December 31, 2021
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$639	$—	$—	$639
Commercial and industrial	7,825	142	—	7,967
Total	$8,464	$142	$—	$8,606

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of September 30, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of September 30, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$91,142	$94,871	$63,091	$38,422	$28,052	$201,286	$—	$694	$517,558
Special mention	—	—	—	—	—	98	—	—	98
Substandard	—	—	554	1,062	282	722	—	—	2,620
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	91,142	94,871	63,645	39,484	28,334	202,106	—	694	520,276

Junior lien loan on residence:
Pass	1,545	185	46	664	354	1,047	35,867	—	39,708
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	508	—	508
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,545	185	46	664	354	1,047	36,375	—	40,216

Multifamily property:
Pass	449,363	683,097	118,815	229,869	43,062	317,365	981	1,830	1,844,382
Special mention	—	—	—	2,860	—	3,518	—	—	6,378
Substandard	—	—	—	—	—	5,915	—	—	5,915
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	449,363	683,097	118,815	232,729	43,062	326,798	981	1,830	1,856,675

Owner-occupied commercial real estate:
Pass	12,216	44,107	20,990	12,335	22,587	134,701	764	8,739	256,439
Special mention	—	—	—	—	—	189	—	—	189
Substandard	—	—	—	—	—	263	—	—	263
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	12,216	44,107	20,990	12,335	22,587	135,153	764	8,739	256,891

Investment commercial real estate:
Pass	149,630	155,537	64,245	168,225	93,927	317,770	7,128	21,831	978,293
Special mention	—	—	—	13,069	—	13,379	—	14,588	41,036
Substandard	12,429	—	—	3,496	—	—	—	—	15,925
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	162,059	155,537	64,245	184,790	93,927	331,149	7,128	36,419	1,035,254

Commercial and industrial:
Pass	277,681	250,700	87,541	89,923	30,915	6,107	298,246	33,082	1,074,195
Special mention	16,333	1,788	2,322	4,265	194	—	7,325	—	32,227
Substandard	—	—	—	—	283	186	36	—	505
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	294,014	252,488	89,863	94,188	31,392	6,293	305,607	33,082	1,106,927

Lease financing:
Pass	51,120	76,975	61,758	56,022	34,009	20,422	—	—	300,306
Special mention	2,179	—	—	—	—	—	—	—	2,179
Substandard	—	—	—	1,771	—	—	—	—	1,771
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	53,299	76,975	61,758	57,793	34,009	20,422	—	—	304,256

Construction loans:

Pass	—	—	—	1,444	—	—	4,848	4,092	10,384
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,444	—	—	4,848	4,092	10,384

Consumer and other loans:
Pass	—	396	200	13	—	5,980	32,661	3,256	42,506
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	396	200	13	—	5,980	32,661	3,256	42,506

Total:
Pass	1,032,697	1,305,868	416,686	596,917	252,906	1,004,678	380,495	73,524	5,063,771
Special mention	18,512	1,788	2,322	20,194	194	17,184	7,325	14,588	82,107
Substandard	12,429	—	554	6,329	565	7,086	544	—	27,507
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,063,638	$1,307,656	$419,562	$623,440	$253,665	$1,028,948	$388,364	$88,112	$5,173,385

As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans was as follows:

		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$494,444	$557	$5,242	$—
Home equity lines of credit	40,274	—	529	—
Junior lien loan on residence	3,173	—	18	—
Multifamily property	1,579,776	7,720	8,370	—
Owner-occupied commercial real estate	251,229	663	711	—
Investment commercial real estate	901,877	87,297	14,805	—
Commercial and industrial	951,127	20,178	21,027	—
Lease financing	345,868	—	—	—
Farmland/agricultural production	6,871	—	—	—
Commercial construction loans	20,099	75	—	—
Consumer and other loans	40,828	—	—	—
Total	$4,635,566	$116,490	$50,702	$—

At September 30, 2022, $13.0 million of substandard loans were also considered individually evaluated, compared to $15.7 million at December 31, 2021.

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

As of September 30, 2022, the Bank had modified 542 loans under the CARES Act with a balance of $947.0 million resulting in the deferral of principal and/or interest. There are no outstanding deferrals as of September 30, 2022.

Troubled Debt Restructurings:

The Company has allocated $2.4 million of specific reserves on TDRs as of September 30, 2022. The Company did not allocate specific reserves to customers whose loan terms had been modified TDRs as of December 31, 2021. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

There were no loans modified as TDRs during the three-month period ended September 30, 2022.

The following table presents loans by class modified as TDRs during the three-month period ended September 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Investment commercial real estate	2	$455	$455
Total	2	$455	$455

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Investment commercial real estate	1	$12,429	$12,429
Total	1	$12,429	$12,429

The following table presents loans by class modified as TDRs during the nine-month period ended September 30, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$1,277	$1,277
Commercial and industrial	1	2,194	2,194
Total	4	$3,471	$3,471

The identification of the TDRs did not have a material impact on the allowance for credit losses.

The following table presents loans by class modified as TDRs that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2022:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$145
Total	1	$145

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $16.1 million at September 30, 2022 and $19.1 million at December 31, 2021.

The following table presents the loan balances by segment, and the corresponding balances in the allowance as of September 30, 2022. For the period ended September 30, 2022, the allowance was based on the CECL methodology.

	September 30, 2022
		Ending ACL		Ending ACL
	Total	Attributable	Total	Attributable
	Individually	To Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$133	$—	$520,143	$2,279	$520,276	$2,279
Junior lien loan on residence	—	—	40,216	154	40,216	154
Multifamily property	—	—	1,856,675	15,317	1,856,675	15,317
Owner-occupied commercial real estate	263	—	256,628	4,907	256,891	4,907
Investment commercial real estate	12,429	2,429	1,022,825	8,897	1,035,254	11,326
Commercial and industrial	222	—	1,106,705	21,838	1,106,927	21,838
Lease financing	—	—	304,256	3,238	304,256	3,238
Construction loans	—	—	10,384	128	10,384	128
Consumer and other loans	—	—	42,506	496	42,506	496
Total ACL	$13,047	$2,429	$5,160,338	$57,254	$5,173,385	$59,683

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

Individually evaluated loans include nonaccrual loans of $13.0 million at September 30, 2022 and $15.6 million at December 31, 2021. This includes a $12.4 million commercial real estate loan that was placed on nonaccrual status in the third quarter of 2021, which resulted in the Company recording a charge-off of $7.4 million during the fourth quarter of 2021. Individually evaluated loans did not include any performing TDR loans at September 30, 2022 but included $2.5 million of performing TDR loans at December 31, 2021. The allowance allocated to TDR loans totaled $2.4 million at September 30, 2022, of which all was allocated to one nonaccrual loan. At December 31, 2021, there was no allowance allocated to TDR loans. All accruing TDR loans were paying in accordance with restructured terms as of September 30, 2022. The Company has not committed to lend additional amounts as of September 30, 2022 to customers with outstanding loans that are classified as TDR loans.

The allowance for credit losses was $59.7 million as of September 30, 2022, compared to $61.7 million at December 31, 2021. The decline in the allowance for credit losses (“ACL”) was primarily due to the Day 1 reduction of $5.5 million incurred in connection with the implementation of CECL on January 1, 2022 partially offset by the 2022 provision for credit losses of $4.4 million. The allowance for credit losses as a percentage of loans was 1.15 percent and 1.28 percent at September 30, 2022 and December 31, 2021, respectively. The allowance for credit loss ratio declined due to the Day 1 reduction and a 2022 provision for credit losses based on 2022 loan growth in lower risk segments that carry lower ACL coverage.

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

The following tables present collateral dependent loans individually evaluated by segment as of September 30, 2022:

	September 30, 2022
	Unpaid			Average
	Principal	Recorded	Related	Individually Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$136	$133	$—	$249
Owner-occupied commercial real estate	301	263	—	307
Commercial and industrial	241	222	—	254
Total loans with no related allowance	$678	$618	$—	$810
With related allowance recorded:
Investment commercial real estate	$12,500	$12,429	$2,429	$12,531
Total loans with related allowance	$12,500	$12,429	$2,429	$12,531
Total loans individually evaluated	$13,178	$13,047	$2,429	$13,341

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

Interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2022 and 2021 was not material. The Company did not recognize any income on non-accruing impaired loans for the three and nine months ended September 30, 2022 and 2021.

The activity in the allowance for credit losses for the three months ended September 30, 2022 is summarized below:

	July 1,				September 30,
	2022				2022
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (1)	ACL
Primary residential mortgage	$2,154	$—	$15	$110	$2,279
Junior lien loan on residence	151	—	—	3	154
Multifamily property	15,790	—	—	(473)	15,317
Owner-occupied commercial real estate	4,660	—	—	247	4,907
Investment commercial real estate	10,969	—	—	357	11,326
Commercial and industrial	20,998	—	—	840	21,838
Lease financing	3,352	—	—	(114)	3,238
Construction loans	359	—	—	(231)	128
Consumer and other loans	589	(19)	—	(74)	496
Total ACL	$59,022	$(19)	$15	$665	$59,683

(1) Provision to roll forward the ACL excludes a credit of $66,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the nine months ended September 30, 2022 is summarized below:

	December 31,					September 30,
	2021					2022
	Prior to adoption	Impact of			Provision	Ending
(In thousands)	of Topic 326	adopting Topic 326	Charge-offs	Recoveries	(Credit) (1)	ACL
Primary residential mortgage	$1,510	$717	$—	$15	$37	$2,279
Junior lien loan on residence	88	83	(3)	—	(14)	154
Multifamily property	9,806	4,072	—	—	1,439	15,317
Owner-occupied commercial real estate	1,998	2,902	—	—	7	4,907
Investment commercial real estate	27,083	(13,589)	(250)	—	(1,918)	11,326
Commercial and industrial	17,509	(657)	—	4	4,982	21,838
Lease financing	3,440	156	—	—	(358)	3,238
Construction loans	48	361	—	—	(281)	128
Consumer and other loans	215	419	(46)	2	(94)	496
Total ACL	$61,697	$(5,536)	$(299)	$21	$3,800	$59,683

(1) Provision to roll forward the ACL excludes a provision of $623,000 for off-balance sheet commitments.

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, refer to Note 1, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year-ended December 31, 2021. The activity in the allowance for loan and lease losses for the three months and nine months ended September 30, 2021 is summarized below:

	July 1,				September 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,167	$—	$—	$(92)	$2,075
Home equity lines of credit	123	—	—	(4)	119
Junior lien loan on residence	8	—	—	(1)	7
Multifamily property	10,615	—	—	(47)	10,568
Owner-occupied commercial real estate	2,447	—	—	(154)	2,293
Investment commercial real estate	27,886	—	—	2,098	29,984
Commercial and industrial	16,565	(19)	50	(330)	16,266
Lease financing	3,275	—	—	94	3,369
Farmland/agricultural production	43	—	—	15	58
Commercial construction loans	159	—	—	6	165
Consumer and other loans	217	(4)	1	15	229
Total ALLL	$63,505	$(23)	$51	$1,600	$65,133

	January 1,				September 30,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(818)	$2,075
Home equity lines of credit	218	—	85	(184)	119
Junior lien loan on residence	15	—	—	(8)	7
Multifamily property	9,945	—	—	623	10,568
Owner-occupied commercial real estate	3,050	—	—	(757)	2,293
Investment commercial real estate	27,713	—	—	2,271	29,984
Commercial and industrial	19,047	(5,019)	60	2,178	16,266
Lease financing	3,936	—	—	(567)	3,369
Farmland/agricultural production	43	—	—	15	58
Commercial construction loans	158	—	—	7	165
Consumer and other loans	279	(24)	9	(35)	229
Total ALLL	$67,309	$(5,055)	$154	$2,725	$65,133

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presets the activity in the ACL for off balance sheet commitments for the nine months ended September 30, 2022:

	December 31,
	2021			September 30,
	Prior to adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$623	$925
Total ACL	$—	$302	$623	$925

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $107.8 million and $140.4 million at September 30, 2022 and December 31, 2021, respectively. These totals excluded brokered certificates of deposit.

The following table sets forth the details of total deposits as of September 30, 2022 and December 31, 2021:

	September 30,		December 31,
	2022		2021
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,317,954	24.87%	$956,482	18.16%
Interest-bearing checking (1)	2,149,629	40.57	2,287,894	43.45
Savings	166,821	3.15	154,914	2.94
Money market	1,178,112	22.23	1,307,051	24.82
Certificates of deposit - retail	345,047	6.51	409,608	7.78
Certificates of deposit - listing service	30,647	0.58	31,382	0.60
Subtotal deposits	5,188,210	97.91	5,147,331	97.75
Interest-bearing demand - Brokered	85,000	1.60	85,000	1.61
Certificates of deposit - Brokered	25,974	0.49	33,818	0.64
Total deposits	$5,299,184	100.00%	$5,266,149	100.00%

(1)
Interest-bearing checking includes $567.3 million at September 30, 2022 and $647.8 million at December 31, 2021 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2022, are as follows:

(In thousands)
2022	$84,432
2023	183,096
2024	76,793
2025	46,231
2026	10,314
2027 and later	802
Total	$401,668

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2022, the Company had $32.4 million of overnight borrowings at the FHLB at a rate of 3.29 percent compared to no overnight borrowings as of December 31, 2021. At September 30, 2022, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $1.7 billion at the Federal Reserve Bank of New York.

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

Peapack Private

Peapack Private which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$43,327	$2,198	$45,525
Noninterest income	2,955	13,428	16,383
Total income	46,282	15,626	61,908

Provision for credit losses	599	—	599
Compensation and benefits	15,343	7,313	22,656
Premises and equipment expense	3,908	626	4,534
FDIC expense	510	—	510
Other operating expense	3,235	2,625	5,860
Total operating expense	23,595	10,564	34,159
Income before income tax expense	22,687	5,062	27,749
Income tax expense	6,193	1,430	7,623
Net income	$16,494	$3,632	$20,126

	Three Months Ended September 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$33,780	$1,431	$35,211
Noninterest income	3,476	14,305	17,781
Total income	37,256	15,736	52,992

Provision for loan and lease losses	1,600	—	1,600
Compensation and employee benefits	13,079	6,780	19,859
Premises and equipment expense	3,861	598	4,459
FDIC insurance expense	555	—	555
Other operating expense	4,657	2,655	7,312
Total operating expense	23,752	10,033	33,785
Income before income tax expense	13,504	5,703	19,207
Income tax expense	3,556	1,480	5,036
Net income	$9,948	$4,223	$14,171

	Nine Months Ended September 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$122,404	$5,636	$128,040
Noninterest income	6,645	42,960	49,605
Total income	129,049	48,596	177,645

Provision for credit losses	4,423	—	4,423
Compensation and employee benefits	47,222	19,765	66,987
Premises and equipment expense	11,674	2,147	13,821
FDIC insurance expense	1,484	—	1,484
Other operating expense	10,613	7,483	18,096
Total operating expense	75,416	29,395	104,811
Income before income tax expense	53,633	19,201	72,834
Income tax expense	14,117	5,050	19,167
Net income	$39,516	$14,151	$53,667

Total assets at period end	$5,999,393	$87,868	$6,087,261

	Nine Months Ended September 30, 2021
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$96,405	$4,444	$100,849
Noninterest income	12,810	40,469	53,279
Total income	109,215	44,913	154,128

Provision for loan and lease losses	2,725	—	2,725
Compensation and employee benefits	43,876	17,883	61,759
Premises and equipment expense	10,950	1,696	12,646
FDIC insurance expense	1,669	—	1,669
Other operating expense	10,865	7,524	18,389
Total operating expense	70,085	27,103	97,188
Income before income tax expense	39,130	17,810	56,940
Income tax expense	10,436	4,737	15,173
Net income	$28,694	$13,073	$41,767

Total assets at period end	$6,144,190	$96,095	$6,240,285

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2022.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$189,410	$—	$189,410	$—
Mortgage-backed securities-residential	267,547	—	267,547	—
SBA pool securities	29,121	—	29,121	—
State and political subdivisions	2,584	—	2,584	—
Corporate bond	9,218	—	9,218	—
CRA investment fund	12,957	12,957	—	—
Loans held for sale, at fair value	1,333	—	1,333	—
Derivatives:
Cash flow hedges	10,462	—	10,462	—
Loan level swaps	41,018	—	41,018	—
Total	$563,650	$12,957	$550,693	$—

Liabilities:
Derivatives:
Loan level swaps	$41,018	$—	$41,018	$—
Total	$41,018	$—	$41,018	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due nor on nonaccrual as of September 30, 2022 and December 31, 2021.

The following tables present residential loans held for sale, at fair value at the dates indicated:

(In thousands)	September 30, 2022	December 31, 2021
Residential loans contractual balance	$1,326	$2,992
Fair value adjustment	7	48
Total fair value of residential loans held for sale	$1,333	$3,040

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2022.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$8,516	$—	$—	$8,516

The carrying amounts and estimated fair values of financial instruments at September 30, 2022 are as follows:

		Fair Value Measurements at September 30, 2022 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$108,280	$108,280	$—	$—	$108,280
Securities available for sale	497,880	—	497,880	—	497,880
Securities held to maturity	103,551	—	87,857	—	87,857
CRA investment fund	12,957	12,957	—	—	12,957
FHLB and FRB stock	14,986	—	—	—	N/A
Loans held for sale, at fair value	1,333	—	1,333	—	1,333
Loans held for sale, at lower of cost or fair value	10,102	—	11,152	—	11,152
Loans, net of allowance for credit losses	5,117,511	—	—	4,842,877	4,842,877
Accrued interest receivable	17,816	—	1,756	16,060	17,816
Accrued interest receivable loan level swaps (1)	2,048	—	2,048	—	2,048
Cash flow hedges	10,462	—	10,462	—	10,462
Loan level swaps	41,018	—	41,018	—	41,018
Financial liabilities
Deposits	$5,299,184	$4,897,516	$387,933	$—	$5,285,449
Short-term borrowings	32,369	—	32,369	—	32,369
Subordinated debt	132,916	—	—	127,062	127,062
Accrued interest payable	2,910	1,187	357	1,366	2,910
Accrued interest payable loan level swaps (2)	2,048	—	2,048	—	2,048
Loan level swap	41,018	—	41,018	—	41,018

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2022	2021
Service charges on deposits
Overdraft fees	$129	$117
Interchange income	356	374
Other	575	468
Wealth management fees (1)	12,943	13,860
Corporate advisory fee income	102	84
Other (2)	2,278	2,878
Total noninterest other income	$16,383	$17,781

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
Service charges on deposits
Overdraft fees	$360	$297
Interchange income	1,077	1,061
Other	1,638	1,343
Wealth management fees (1)	41,668	39,025
Corporate advisory fee income	1,696	1,303
Gains/(losses) on sales of OREO	—	51
Other (2)	3,166	10,199
Total noninterest other income	$49,605	$53,279
(1)
Includes investment brokerage fees.

(2)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2022			2021
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$129	$—	$129	$117	$—	$117
Interchange income	356	—	356	374	—	374
Other	575	—	575	468	—	468
Wealth management fees (1)	—	12,943	12,943	—	13,860	13,860
Corporate advisory fee income	102	—	102	84	—	84
Other (2)	1,793	485	2,278	2,433	445	2,878
Total noninterest income	$2,955	$13,428	$16,383	$3,476	$14,305	$17,781

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2022			2021
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$360	$—	$360	$297	$—	$297
Interchange income	1,077	—	1,077	1,061	—	1,061
Other	1,638	—	1,638	1,343	—	1,343
Wealth management fees (1)	—	41,668	41,668	—	39,025	39,025
Corporate advisory fee income	1,696	—	1,696	1,303	—	1,303
Gains/(losses) on sales of OREO	—	—	—	51	—	51
Other (2)	1,874	1,292	3,166	8,755	1,444	10,199
Total noninterest income	$6,645	$42,960	$49,605	$12,810	$40,469	$53,279
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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the third quarter of 2022 by $36,000 compared to $34,000 for the same quarter in 2021. Cardholder rewards reduced interchange income by $100,000 and $95,000 for the nine months ended September 30, 2022 and 2021, respectively.

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

Gains/(losses) on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The company recorded a gain on the sale of OREO of $51,000 for the nine months ended September 30, 2021.

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2022	2021	2022	2021
Professional and legal fees	$1,180	$1,565	$3,630	$4,007
Telephone	403	342	1,085	988
Advertising	574	386	1,545	1,004
Amortization of intangible assets	384	431	1,204	1,167
Branch restructure	—	—	372	228
Write-off of subordinated debt costs	—	—	—	648
Other operating expenses	3,319	3,238	9,587	8,997
Total other operating expenses	$5,860	$5,962	$17,423	$17,039

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(59,066)	$(23,563)	$—	$(23,563)	$(82,629)

Gain/(loss) on cash flow hedges	339	7,349	(42)	7,307	7,646

Accumulated other comprehensive gain/(loss), net of tax	$(58,727)	$(16,214)	$(42)	$(16,256)	$(74,983)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(956)	$(4,293)	$—	$(4,293)	$(5,249)

Gain/(loss) on cash flow hedges	(4,459)	673	—	673	(3,786)

Accumulated other comprehensive gain/(loss), net of tax	$(5,415)	$(3,620)	$—	$(3,620)	$(9,035)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2022 and 2021:

	Three Months Ended
	September 30,
(In thousands)	2022	2021	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for gains on termination of swaps included in net income	$(58)	$—	Other income
Tax effect	16	—	Income tax expense
Total reclassifications, net of tax	$(42)	$—

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(77,783)	$5,027	$(72,756)	$(82,629)

Gain/(loss) on cash flow hedges	(2,501)	10,189	(42)	10,147	7,646

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(67,594)	$4,985	$(62,609)	$(74,983)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(10,770)	$—	$(10,770)	$(5,249)

Gain/(loss) on cash flow hedges	(6,913)	2,521	606	3,127	(3,786)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(8,249)	$606	$(7,643)	$(9,035)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(In thousands)	2022	2021	Affected Line Item in Income
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$6,609	$—	Securities losses, net
Reclassification adjustment for (gains)/losses on termination of swaps included in net income	(58)	842	Other income
Tax effect	(1,566)	(236)	Income tax expense
Total reclassifications, net of tax	$4,985	$606

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $290.0 million as of September 30, 2022 and $230.0 million as of December 31, 2021 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2022, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

In March 2022, the Company entered into four forward starting interest rate swaps with a total notional amount of $100.0 million. These swaps will effectively extend the interest rate protection of existing swaps that are maturing in 2023 for an additional five years. As such, they are designated as cash flow hedges of certain interest-bearing deposits. The Company will receive variable amounts and pay fixed amounts. The weighted-average fixed pay rate on these forward swaps was 2.25% as of September 30, 2022. As of September 30, 2022, an unrealized gain of $6.4 million was recorded in accumulated other comprehensive income related to these forward starting swaps. The tables below do not include the impact of these forward swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Notional amount	$290,000	$230,000
Weighted average pay rate	1.78%	1.99%
Weighted average receive rate	1.53%	0.20%
Weighted average maturity	2.26 years	1.04 years
Unrealized gain/(loss), net	$4,083	$(3,479)

Number of contracts	12	13

	September 30, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$4,083
Total included in other assets	290,000	4,083
Total included in other liabilities	—	—

	December 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,479)
Total included in other assets	—	—
Total included in other liabilities	230,000	(3,479)

Cash Flow Hedges

The following table presents the net gain/(loss) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$10,048	$936	$13,999	$3,507
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—	—	—
Gain/(loss) recognized in other noninterest income	58	—	58	(842)

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain is being amortized into earnings over the remaining life of the terminated swaps.

Net interest income/(expense) recorded on these swap transactions totaled $(11,000) and $(1.7) million for the three and nine months ended September 30, 2022, respectively. Net interest expense recorded on these swap transactions totaled $1.0 million and $3.3 million for the three and nine months ended September 30, 2021, respectively.

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

The accrued interest receivable and payable related to these swaps of $2.0 million and $4.8 million at September 30, 2022 and December 31, 2021, respectively, is recorded in other assets and other liabilities. At December 31, 2021, the Company recorded a total swap valuation provision of $2.1 million related to a commercial real estate loan placed on nonaccrual status during the third quarter of 2021. This swap was terminated during the first quarter of 2022.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Notional amount	$627,502	$702,210
Fair value	$(38,969)	$32,326
Weighted average pay rates	3.96%	4.00%
Weighted average receive rates	4.88%	1.83%
Weighted average maturity	4.83 years	5.5 years

Number of contracts	80	86

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2022, the Company's operating lease ROU asset and operating lease liability totaled $13.4 million and $14.1 million, respectively. As of December 31, 2021, the Company's operating lease ROU asset and operating lease liability totaled $9.8 million and $10.1 million, respectively. A weighted average discount rate of 2.65 percent and 2.78 percent was used in the measurement of the ROU asset and lease liability as of September 30, 2022 and December 31, 2021, respectively.

The Company's leases have remaining lease terms between two months to 14 years, with a weighted average lease term of 7.53 years at September 30, 2022. The Company's leases had remaining lease terms between four months to 15 years, with a weighted average lease term of 6.09 years at December 31, 2021. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $868,000 and $697,000 for the three months ended September 30, 2022 and 2021, respectively. The variable lease costs were $76,000 and $75,000 for the three months ended September 30, 2022 and 2021, respectively.

Total operating lease costs were $2.6 million and $2.1 million for the nine months ended September 30, 2022 and 2021, respectively. The variable lease costs were $229,000 and $242,000 for the nine months ended September 30, 2022 and 2021, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2022:

(In thousands)
2022	$711
2023	2,976
2024	2,299
2025	2,048
2026	1,487
Thereafter	6,194
Total lease payments	15,715
Less: imputed interest	1,614
Total present value of lease payments	$14,101

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Nine Months Ended September 30,
(In thousands)	2022	2021
Right-of-use asset obtained in exchange for lease obligation	$5,696	$2,772
Operating cash flows from operating leases	2,008	1,844
Operating cash flows from direct finance leases	193	229
Financing cash flows from direct finance leases	561	561

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2021, in addition to/which include the following:

•
inflation and changes in interest rates and potential effects from a recession, which may adversely impact our margins and yields, reduce the fair value of our financial instruments, reduce our loan originations and lead to higher operating costs;
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
•
the impact of potentially higher operating expenses;
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

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for Management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2022 and 2021.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2022	2021	2022 vs 2021
Results of Operations:
Net interest income	$45,525	$35,211	$10,314
Provision for credit losses (1)	599	1,600	(1,001)
Net interest income after provision for credit losses	44,926	33,611	11,315
Wealth management fee income	12,943	13,860	(917)
Other income (2)	3,440	3,921	(481)
Operating expense (3)	33,560	32,185	1,375
Income before income tax expense	27,749	19,207	8,542
Income tax expense	7,623	5,036	2,587
Net income	$20,126	$14,171	$5,955

Total revenue (4)	$61,908	$52,992	$8,916

Diluted average shares outstanding	18,420,661	19,273,831	(853,170)

Diluted earnings per share	$1.09	$0.74	$0.35

Return on average assets annualized ("ROAA")	1.30%	0.95%	0.35%
Return on average equity annualized ("ROAE")	15.21	10.40	4.81

(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
(2)
The quarter ended September 30, 2022 and 2021 included a fair value adjustment on a CRA equity security of $571,000 and $70,000, respectively.
(3)
The quarter ended September 2021 included $1.4 million of expense related to a swap valuation allowance.
(4)
Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2022	2021	2022 vs 2021
Results of Operations:
Net interest income	$128,040	$100,849	$27,191
Provision for loan and lease losses (1)	4,423	2,725	1,698
Net interest income after provision for loan and lease losses	123,617	98,124	25,493
Wealth management fee income (2)	41,668	39,025	2,643
Other income (3)	7,937	14,254	(6,317)
Operating expense (2) (4)	100,388	94,463	5,925
Income before income tax expense	72,834	56,940	15,894
Income tax expense	19,167	15,173	3,994
Net income	$53,667	$41,767	$11,900

Total revenue (5)	$177,645	$154,128	$23,517

Diluted average shares outstanding	18,652,042	19,390,522	(738,480)

Diluted earnings per share	$2.88	$2.15	$0.73

Return on average assets annualized (ROAA)	1.16%	0.94%	0.22%
Return on average equity annualized (ROAE)	13.46	10.43	3.03

(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

(2)
The nine months ended September 30, 2022 included nine months of wealth management fee income and expense related to the July 2021 acquisition of Princeton Portfolio Strategies Group (“PPSG”) while the nine months ended September 30, 2021 included three months.
(3)
The nine months ended September 30, 2022 included a $6.6 million loss on sale of securities associated with a balance sheet reposition executed in the first quarter of 2022, and a $1.7 million fair value adjustment on a CRA equity security. The nine months ended September 30, 2021 included a cost of $842,000 related to the termination of certain interest rate swaps; a $1.4 million gain on sale of loans held at lower of cost or fair value; $722,000 of income related to referral of PPP loans to a third party; $455,000 of additional bank-owned life insurance ("BOLI") income related to the receipt of life insurance proceeds; and a $293,000 fair value adjustment on a CRA equity security.
(4)
Each of the nine months ended September 30, 2022 and 2021 included $1.5 million of severance expense related to certain staff reorganizations with several areas of the bank. The nine months ended September 30, 2021 included $648,000 of expense related to the redemption of subordinated debt and $1.4 million related to a swap valuation allowance.
(5)
Total revenue equals net interest income plus wealth management fee income and other income.

	September 30,	December 31,	Change
	2022	2021	2022 vs 2021
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.74%	14.64%	0.10%
Tier I leverage ratio	8.70	8.29	0.41
Loans to deposits	97.70	91.28	6.42
Allowance for credit losses to total loans	1.15	1.28	(0.13)
Allowance for credit losses to nonperforming loans	379.57	396.18	(16.61)
Nonperforming loans to total loans	0.30	0.32	(0.02)

For the three months ended September 30, 2022, the Company recorded total revenue of $61.91million, pretax income of $27.75 million, net income of $20.13 million and diluted earnings per share of $1.09, compared to revenue of $52.99 million, pretax income of $19.21 million, net income of $14.17 million and diluted earnings per share of $0.74 for the same period last year. The third quarter of 2022 included increased net interest income driven by net interest margin expansion, partially offset by a decline in wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), and increased operating expenses. Other income included a fair value adjustment on an equity security held for CRA investment purposes of $571,000 and $70,000 for the quarter ended September 30, 2022 and 2021, respectively. Operating expense for the third quarter of 2021 included $1.4 million of expense related to a swap valuation allowance.

For the nine months ended September 30, 2022, the Company recorded total revenue of $177.65 million, pretax income of $72.83 million, net income of $53.67 million and diluted earnings per share of $2.88, compared to revenue of $154.13 million, pretax income of $56.94 million, net income of $41.77 million and diluted earnings per share of $2.15 for the same period last year. The nine months ended September 30, 2022 included increased net interest income, wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), partially offset by increased operating expenses. Fee income generated by capital markets activities totaled $8.30 million for the nine months ended September 30, 2022, an increase of $1.20 million from $7.10 million for the same period in 2021, of which $6.14 million was attributable to gains on sales of SBA loans compared to $3.95 million for the same period in 2021. The nine months ended September 30, 2022, benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021. Income from these programs are not consistent each quarter. Other income included a fair value adjustment on an equity security held for CRA investment purposes of $1.7 million and $293,000 for the nine months ended September 30, 2022 and 2021, respectively. The nine months ended September 30, 2022 included a $6.6 million loss on sale of securities in other income and $1.5 million of severance expense in other expense related to certain staff reorganizations. Other income for the nine months ended September 30, 2021 included: a cost of $842,000 related to the termination of certain interest rate swaps; a $1.41 million gain on sale of loans held at lower of cost or fair value; $722,000 of income related to referral of PPP loans to a third party; and $455,000 of additional BOLI income related to the receipt of life insurance proceeds. Other expense for the nine months ended September 30, 2021 included $1.5 million of severance expense related to certain staff reorganizations; $648,000 of expense related to the redemption of subordinated debt; and $1.4 million of expense related to a swap valuation allowance.

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

EARNINGS ANALYSIS

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. Net interest margin is net interest income as a percent of total interest earning assets on an annualized basis. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarize the Company’s net interest income and margin for the periods indicated:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	NII	NIM	NII	NIM
NII/NIM excluding the below	$44,728	2.99%	$34,635	2.56%
Prepayment premiums received on loan paydowns	305	0.02%	325	0.02%
Effect of maintaining excess interest earning cash	492	-0.03%	(46)	-0.14%
Effect of PPP loans	—	0.00%	297	-0.02%
NII/NIM as reported	$45,525	2.98%	$35,211	2.42%

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
	NII	NIM	NII	NIM
NII/NIM excluding the below	$126,643	2.84%	$97,655	2.53%
Prepayment premiums received on loan paydowns	912	0.02%	1,530	0.03%
Effect of maintaining excess interest earning cash	485	-0.03%	(365)	-0.17%
Effect of PPP loans	—	0.00%	2,029	-0.04%
NII/NIM as reported	$128,040	2.83%	$100,849	2.35%

NII, on a fully tax-equivalent basis, increased $10.5 million for the third quarter of 2022 to $45.9 million as compared to $35.4 million for the same quarter in 2021. The net interest margin for the third quarter of 2022 was 2.98 percent, which increased 56 basis points from 2.42 percent for the same 2021 period. The Company recorded net interest income, on a fully tax-equivalent basis, of $129.1 million for the nine months ended September 30, 2022, an increase of $27.5 million from $101.5 million for the same 2021 period. The net interest margin increased 48 basis points to 2.83 percent for the nine months ended September 30, 2022 from 2.35 percent for the same 2021 period. The increase in NIM for the three and nine months ended September 30, 2022, when compared to the same period in 2021 was primarily due the increase in yield on the average balance of interest-earning assets due to the current interest rate environment. Additionally, NII benefitted from the increase in average earning assets of $314.3 million and $319.2 million for the three and nine months ended September 30, 2022, respectively.

NIM also improved, as the Company executed a balance sheet reposition in the first quarter of 2022, whereby the Company added $250.0 million of multifamily loans, funded by the sale of $125.0 million of lower-yielding, like duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an attractive earn-back period on the loss on sale of securities, with future net interest margin improving by four basis points, with no impact to tangible capital or tangible book value per share.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2022	2021
Residential mortgage loans originated for portfolio	$17,885	$36,845
Residential mortgage loans originated for sale	4,898	24,041
Total residential mortgage loans	22,783	60,886

Commercial real estate loans	7,320	14,944
Multifamily	4,000	120,716
C&I loans (A) (B)	251,249	143,121
Small business administration	5,682	11,570
Wealth lines of credit (A)	4,450	10,020
Total commercial loans	272,701	300,371

Installment loans	1,253	178
Home equity lines of credit (A)	5,614	2,535
Total loans closed	$302,351	$363,970

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2022	2021
Residential mortgage loans originated for portfolio	$94,604	$89,742
Residential mortgage loans originated for sale	30,453	95,346
Total residential mortgage loans	125,057	185,088

Commercial real estate loans	46,855	65,550
Multifamily	344,214	461,545
C&I loans (A) (B)	727,079	413,547
Small business administration (C)	42,309	86,276
Wealth lines of credit (A)	26,425	15,695
Total commercial loans	1,186,882	1,042,613

Installment loans	1,484	266
Home equity lines of credit (A)	10,852	8,574
Total loans closed	$1,324,275	$1,236,541
(a)
Includes loans and lines of credit that closed in the period but were not necessarily funded.
(b)
Includes equipment finance leases and loans.
(c)
Includes PPP loans of $57 million for the nine months ended September 30, 2021.

At September 30, 2022, December 31, 2021 and September 30, 2021, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2022	2021	2021
Multifamily real estate loans as a percent of total regulatory capital of the Bank	254%	237%	230%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	142	149	154

Total CRE concentration	396%	386%	384%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2022			September 30, 2021
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$754,180	$2,853	1.51%	$820,574	$2,824	1.38%
Tax-exempt (1) (2)	3,226	30	3.72	6,035	64	4.24
Loans (2) (3):
Residential mortgages	513,864	3,861	3.01	503,621	3,779	3.00
Commercial mortgages	2,510,616	23,121	3.68	2,133,259	16,114	3.02
Commercial	2,016,590	23,362	4.63	1,826,368	16,553	3.63
Commercial construction	12,073	143	4.74	24,596	198	3.22
Installment	38,338	399	4.16	32,219	245	3.04
Home equity	36,706	451	4.91	43,182	357	3.31
Other	263	7	10.65	252	5	7.94
Total loans	5,128,450	51,344	4.00	4,563,497	37,251	3.27
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	232,158	1,162	2.00	413,623	142	0.14
Total interest-earning assets	6,118,014	55,389	3.62%	5,803,729	40,281	2.78%
Noninterest-earning assets:
Cash and due from banks	8,296			8,592
Allowance for credit losses	(59,464)			(64,100)
Premises and equipment	23,580			23,311
Other assets	97,583			201,287
Total noninterest-earning assets	69,995			169,090
Total assets	$6,188,009			$5,972,819
LIABILITIES:
Interest-bearing deposits:
Checking	$2,408,206	$5,127	0.85%	$2,098,827	$1,177	0.22%
Money markets	1,237,975	1,557	0.50	1,257,760	683	0.22
Savings	168,281	5	0.01	152,759	20	0.05
Certificates of deposit - retail	391,340	791	0.81	461,917	836	0.72
Subtotal interest-bearing deposits	4,205,802	7,480	0.71	3,971,263	2,716	0.27
Interest-bearing demand - brokered	85,000	345	1.62	85,000	385	1.81
Certificates of deposit - brokered	25,968	210	3.23	33,796	266	3.15
Total interest-bearing deposits	4,316,770	8,035	0.74	4,090,059	3,367	0.33
FHLB advances and borrowings	3,810	29	3.04	64,332	57	0.35
Finance lease liabilities	5,106	61	4.78	6,147	74	4.82
Subordinated debt	132,874	1,363	4.10	132,588	1,358	4.10
Total interest-bearing liabilities	4,458,560	9,488	0.85%	4,293,126	4,856	0.45%
Noninterest-bearing liabilities:
Demand deposits	1,116,843			997,450
Accrued expenses and other liabilities	83,446			137,387
Total noninterest-bearing liabilities	1,200,289			1,134,837
Shareholders’ equity	529,160			544,856
Total liabilities and shareholders’ equity	$6,188,009			$5,972,819
Net interest income (tax-equivalent basis)		$45,901			$35,425
Net interest spread			2.77%			2.33%
Net interest margin (4)			2.98%			2.42%
Tax equivalent adjustment		$(376)			$(214)
Net interest income		$45,525			$35,211
(1)
Average balances for available for sale securities are based on amortized cost.
(2)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)
Loans are stated net of unearned income and include nonaccrual loans.
(4)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2022			September 30, 2021
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (1)	$818,411	$9,995	1.63%	$822,262	$8,473	1.37%
Tax-exempt (1) (2)	4,035	117	3.87	6,961	243	4.65
Loans (2) (3):
Residential mortgages	511,999	11,148	2.90	501,276	11,559	3.07
Commercial mortgages	2,472,503	62,481	3.37	1,972,723	45,590	3.08
Commercial	2,016,533	60,911	4.03	1,900,231	49,992	3.51
Commercial construction	15,427	465	4.02	20,418	516	3.37
Installment	36,697	951	3.46	34,724	777	2.98
Home equity	38,324	1,106	3.85	45,672	1,133	3.31
Other	268	18	8.96	239	15	8.37
Total loans	5,091,751	137,080	3.59	4,475,283	109,582	3.26
Federal funds sold	—	—	—	64	—	0.13
Interest-earning deposits	174,833	1,505	1.15	465,287	367	0.11
Total interest-earning assets	6,089,030	148,697	3.26%	5,769,857	118,665	2.74%
Noninterest-earning assets:
Cash and due from banks	8,491			10,018
Allowance for loan and lease losses	(60,026)			(67,592)
Premises and equipment	23,187			23,087
Other assets	119,908			203,344
Total noninterest-earning assets	91,560			168,857
Total assets	$6,180,590			$5,938,714
LIABILITIES:
Interest-bearing deposits:
Checking	$2,411,023	$8,695	0.48%	$1,996,663	$3,099	0.21%
Money markets	1,255,341	2,675	0.28	1,250,933	2,204	0.23
Savings	162,675	15	0.01	144,066	55	0.05
Certificates of deposit - retail	409,442	2,048	0.67	494,255	3,333	0.90
Subtotal interest-bearing deposits	4,238,481	13,433	0.42	3,885,917	8,691	0.30
Interest-bearing demand - brokered	85,000	1,082	1.70	100,110	1,334	1.78
Certificates of deposit - brokered	31,058	732	3.14	33,783	791	3.12
Total interest-bearing deposits	4,354,539	15,247	0.47	4,019,810	10,816	0.36
FHLB advances and borrowings	20,876	103	0.66	138,448	448	0.43
Finance lease liabilities	5,389	193	4.78	6,376	229	4.79
Subordinated debt	132,803	4,090	4.11	165,053	5,650	4.56
Total interest-bearing liabilities	4,513,607	19,633	0.58%	4,329,687	17,143	0.53%
Noninterest-bearing liabilities:
Demand deposits	1,042,064			932,088
Accrued expenses and other liabilities	93,462			143,045
Total noninterest-bearing liabilities	1,135,526			1,075,133
Shareholders’ equity	531,457			533,894
Total liabilities and shareholders’ equity	$6,180,590			$5,938,714
Net interest income (tax-equivalent basis)		$129,064			$101,522
Net interest spread			2.68%			2.21%
Net interest margin (4)			2.83%			2.35%
Tax equivalent adjustment		$(1,024)			$(673)
Net interest income		$128,040			$100,849
(1)
Average balances for available for sale securities are based on amortized cost.
(2)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(3)
Loans are stated net of unearned income and include nonaccrual loans.
(4)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2022
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(176)	$171	$(5)
Loans	4,854	9,239	14,093
Interest-earning deposits	(91)	1,111	1,020
Total interest income	$4,587	$10,521	$15,108
LIABILITIES:
Interest-bearing checking	$271	$3,679	$3,950
Money market	86	788	874
Savings	—	(15)	(15)
Certificates of deposit - retail	(130)	85	(45)
Certificates of deposit - brokered	(63)	7	(56)
Interest bearing demand brokered	(2)	(38)	(40)
Borrowed funds	(465)	437	(28)
Capital lease obligation	(13)	—	(13)
Subordinated debt	5	—	5
Total interest expense	$(311)	$4,943	$4,632
Net interest income	$4,898	$5,578	$10,476

	For the Nine Months Ended September 30, 2022
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$8	$1,388	$1,396
Loans	15,472	12,026	27,498
Interest-earning deposits	(380)	1,518	1,138
Total interest income	$15,100	$14,932	$30,032
LIABILITIES:
Interest-bearing checking	$1,056	$4,540	$5,596
Money market	93	378	471
Savings	3	(43)	(40)
Certificates of deposit - retail	(516)	(769)	(1,285)
Certificates of deposit - brokered	(64)	5	(59)
Interest bearing demand brokered	(194)	(58)	(252)
Borrowed funds	(647)	302	(345)
Capital lease obligation	(36)	—	(36)
Subordinated debt	(1,003)	(557)	(1,560)
Total interest expense	$(1,308)	$3,798	$2,490
Net interest income	$16,408	$11,134	$27,542

Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $55.4 million for the third quarter of 2022 compared to $40.3 million for the same period of 2021, reflecting an increase of $15.1 million, or 38 percent. Interest income on interest-earning assets, on a fully tax-equivalent basis, totaled $148.7 million for the nine months ended September 30, 2022 compared to $118.7 million for the same period of 2021, reflecting an increase of $30.0 million, or 25 percent. The increase for both the three and nine months compared to the prior periods reflected increases in the average balance and yield of interest-earning assets.

The average balance of interest-earning assets totaled $6.12 billion for the third quarter of 2022, an increase of $314.3 million, or 5 percent, from the same period of 2021. The average balance of interest-earning assets totaled $6.09 billion for the nine months ended September 30, 2022, an increase of $319.2 million, or 6 percent, from the same period of 2021.

The increase in interest-earning assets for the three months ended September 30, 2022 reflected growth in the average balance of loans of $565.0 million or 12 percent to $5.13 billion for the quarter ended September 30, 2022, from $4.56 billion for the same 2021 period. This increase was offset by a decline in the average balance of investments for the quarter ended September 30, 2022 of $69.2 million, or 8 percent, to $757.4 million as compared to $826.6 million for the same 2021 quarter. The increase in interest-earning assets for the nine months ended September 30, 2022 reflected growth in the average balance of loans of $616.5 million or 14 percent to $5.09 billion for the nine months ended September 30, 2022, from $4.48 billion for the same 2021 period. The increase in average interest-earnings assets for the three and nine months ended September 30, 2022 were partially offset by declines in the average balance of interest-earning deposits of $181.5 million to $232.2 million for the three months ended September 30, 2022 and $290.5 million to $174.8 million for the nine months ended September 30, 2022.

The growth in loans for both the three months and nine months ended September 30, 2022 was driven by growth in commercial mortgages as part of the Company’s balance sheet repositioning executed in the first quarter of 2022. Commercial mortgages grew by $377.4 million, or 18 percent, to $2.51 billion from $2.13 billion and commercial loans increased by $190.2 million or 10 percent, to $2.02 billion from $1.83 billion for the three months ended September 30, 2022. Commercial mortgages increased by $499.8 million, or 25 percent, to $2.47 billion for the nine months ended September 30, 2022 from $1.97 billion for the same period in 2021 coupled with growth in commercial loans of $116.3 million, or 6 percent to $2.02 billion.

The average balance of investments decreased $69.2 million or 8 percent for the quarter ended September 30, 2022, to $757.4 million from $826.6 million for the same three-month period in 2021. During the first quarter of 2022, the Company executed a balance sheet repositioning which included the sale of $125 million of investments at lower yields to partially fund like duration, higher yielding multifamily loans. The average balance of investments decreased slightly for the nine months ended September 30, 2022 to $822.4 million from $829.2 million for the same 2021 period, due partially to the investment sale and normal amortization of the portfolio.

For the third quarters of 2022 and 2021, the average yields earned on interest-earning assets were 3.62 percent and 2.78 percent, respectively, an increase of 84 basis points. The increase in yields on interest-earning assets was due to the increase in target Federal Funds of 150 basis points during the third quarter (300 basis points year-to-date), which resulted in an increase of 73 basis points on loans to 4.00 percent for the quarter ended September 30, 2022, compared to 3.27 percent for the same period of 2021. The yield on interest-earning deposits increased 186 basis points to 200 basis points for the quarter ended September 30, 2022 when compared to the same period in 2021. However, the balance of interest-bearing deposits significantly decreased, which helped to improve the average yield on interest-earning assets as the Bank utilized excess liquidity to originate loans and for security purchases during the latter half of 2021. With the transformation to a commercial bank balance sheet and business model, the Company is asset sensitive as of September 30, 2022, and therefore net interest income would improve in a rising rate environment but decline in a falling rate environment.

For the nine months ended September 30, 2022 and 2021, the average yields earned on interest-earning assets were 3.26 percent and 2.74 percent, respectively, an increase of 52 basis points. This was due to an increase of 33 basis points in loans to 3.59 percent for the nine months ended September 30, 2022, compared to 3.26 percent for the same period of 2021. The yield on interest-earning deposits increased 104 basis points to 115 basis points for the nine months ended September 30, 2022 when compared to the same period in 2021. However, the average balance of interest-bearing deposits significantly decreased, which helped to improve the average yield on interest-earning assets as the Bank utilized excess liquidity to originate loans and for security purchases during the latter half of 2021.

The average yield on total loans increased 73 basis points to 4.00 percent for the quarter ended September 30, 2022 when compared to 3.27 percent for the prior period was driven by an increase in yield on commercial loans of 100 basis points to 4.63 percent when compared to 3.63 percent for the same quarter of 2021, due to the increase in target Federal Funds of 150 basis points during the third quarter of 2022 (300 basis points year-to-date) given these loans are typically floating rates with short repricing periods. The increase in yield was also driven by an increase in yield on commercial mortgages which increased by 66 basis points to 3.68 percent for the quarter ended September 30, 2022 compared to 3.02 percent for the same 2021 quarter. The increase was due to the originations of loans with higher yields during the first nine months of 2022. In addition, 23 percent of our loan portfolio reprices within one month; 36 percent within three months and 46 percent within one year. The increases in the average balances of commercial loans and commercial mortgages were partially funded by the balance sheet repositioning completed in the first quarter of 2022 and the use of the Company’s liquidity, as seen by the decline in interest-earning deposits of $181.5 million during the third quarter of 2022.

The average yield earned on total loans increased by 33 basis points to 3.59 percent when compared to the same nine month period of 2021. This increase was primarily due to higher yields on commercial loans which were 4.03 percent for the nine months ended when compared to 3.51 percent for the same 2021 period due to the increase in target Fed Funds throughout 2022 given these loans are typically floating rates with short repricing periods. The increase was also driven by an increase in yield on commercial mortgages which increased by 29 basis points to 3.37 percent for the nine months ended September 30, 2022 when compared to 3.08 percent for the same period of 2021. The increase in the average yields was due to the originations of loans with higher yields. The increases in the average balances of commercial loans and commercial mortgages were partially funded by the balance sheet repositioning completed in the first quarter and the use of the Company’s liquidity, as seen by the decline in interest-earning deposits of $290.5 million during the nine months ended September 30, 2022.

During the quarter ended September 30, 2022 and 2021, the Company recorded a yield on investments of 1.52 percent and 1.40 percent, respectively.

For the nine months ended September 30, 2022 and 2021, the Company recorded a yield on investments of 1.64 percent and 1.40 percent, respectively. The increase in yield for the three and nine months ended September 30, 2022 was due to the Company strategically purchasing higher yielding investments during 2021 to maintain the size of the portfolio in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-bearing liabilities totaled $4.46 billion for the third quarter of 2022, an increase of $165.4 million, or 4 percent, from the same period of 2021. The increase in interest-bearing liabilities reflected growth of interest-bearing deposits of $226.7 million, or 6 percent to $4.32 billion for the quarter ended September 30, 2022 from $4.09 billion for the same period of 2021, offset by decreases in the average balance of borrowings of $60.5 million, or 94 percent, to $3.8 million for the three months ended September 30, 2022 from $64.3 million for the same period of 2021.

The average balance of interest-bearing liabilities totaled $4.51 billion for the nine months ended September 30, 2022, an increase of $183.9 million, or 4 percent, from the same period of 2021. The increase of interest-bearing liabilities reflected growth of interest-bearing deposits of $334.7 million, or 8 percent, to $4.35 billion for the nine months ended September 30, 2022 from $4.02 billion for the same period of 2021, offset by decreases in the average balance of borrowings of $117.6 million or 85 percent to $20.9 million for the nine months ended September 30, 2022 from $138.4 million for the same period of 2021, and a decrease in the average balance of subordinated debt of $32.3 million or 20 percent to $132.8 million at September 30, 2022 from $165.1 million for the same 2021 period.

The increase in the average balance of interest-bearing deposits was due to the growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) of $234.5 million to $4.21 billion for the quarter ended September 30, 2022 when compared to $3.97 billion for the same period of 2021. The increase was due to: an increase in retail deposits from our branch network; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $7.8 million in the average balance of brokered deposits and $70.6 million in the average balance of retail CDs for the three months ended September 30, 2022, when compared to the same 2021 period.

The increase in the average balance of interest-bearing deposits was due to the growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) of $352.6 million to $4.24 billion for the nine months ended September 30, 2022 when compared to $3.89 billion for the same period of 2021. The increase was due to: an increase in retail deposits from our branch network; an increase in interest-bearing checking deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $17.8 million in the average balance of brokered deposits and $84.8 million in the average balance of retail CDs for the nine months ended September 30, 2022, when compared to the same 2021 period.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace (“DDM”) program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a program participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances are included in the Company’s interest-bearing checking balances. The average balance of reciprocal deposits was $630.1 million and $711.6 million for the three months ended September 30, 2022 and 2021, respectively. The average balance of reciprocal deposits was $667.7 million and $725.4 million for the nine months ended September 30, 2022 and 2021, respectively.

The decrease in borrowings for the three and nine months ended September 30, 2022 when compared to the 2021 periods was principally due to the Company’s participation in the Paycheck Protection Program Loan Facility in 2021 to fund PPP loan originations, which decreased due to PPP loan forgiveness that occurred during the latter part of 2021, offset by a slight increase in overnight borrowings.

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

For the quarters ended September 30, 2022 and 2021, the cost of interest-bearing liabilities was 85 basis points and 45 basis points, respectively, an increase of 40 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 41 basis points coupled with the balance increasing $226.7 million. Although the Federal Reserve raised the target Federal Funds rate 300 basis points, the Company has been able to maintain lower deposit rates as our high touch client service has provided a competitive advantage in the pricing of our deposit accounts. The cost of borrowings increased by 269 basis points to 3.04 percent for the quarter ended September 30, 2022 from 0.35 percent for the quarter ended September 30, 2021 due to the current interest rate environment.

For the nine months ended September 30, 2022 and 2021, the cost of interest-bearing liabilities was 58 basis points and 53 basis points, respectively, reflecting an increase of 5 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 11 basis points for the nine months ended September 30, 2022. Although the Federal Reserve raised the target Federal Funds rate 300 basis points, the Company has been able to maintain lower deposit rates as our high touch client service has provided a competitive advantage in the pricing of our deposit accounts. The cost of borrowings increased by 23 basis points to 66 basis points for the nine months ended September 30, 2022 due to the current rate environment. The average cost of interest-bearing liabilities was also effected by a decline in the cost of subordinated debt of 45 basis points to 4.11 percent.

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

At September 30, 2022, the Company had investment securities available for sale with a fair value of $497.9 million compared with $796.8 million at December 31, 2021. The decrease was due to the sale of residential mortgage-backed securities and U.S. government-sponsored agencies of $121.2 million associated with a balance sheet repositioning executed in first quarter of 2022. The decrease was also due to an increase in the unrealized loss due to the rising interest rate environment experienced during the first nine months of 2022. A net unrealized loss (net of income tax) of $82.6 million and of $9.9 million were included in shareholders’ equity at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022, the Company had investment securities held to maturity with a carrying cost of $103.6 million and an estimated fair value of $87.9 million compared with a carrying cost of $108.7 million and an estimated fair value of $108.5 million at December 31, 2021.

The Company has one equity security (a CRA investment security) with a fair value of $13.0 million at September 30, 2022 compared with a fair value of $14.7 million at December 31, 2021, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded a $571,000 and $1.7 million unrealized loss on the Consolidated Statements of Income for the three and nine months ended September 30, 2022, respectively, as compared to an unrealized loss of $70,000 and $293,000 for the three and nine months ended September 30, 2021, respectively.

The carrying value of investment securities available for sale as of September 30, 2022 and December 31, 2021 are shown below:

	September 30, 2022		December 31, 2021
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,770	$189,410	$280,045	$272,221
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	315,541	267,547	481,062	476,974
SBA pool securities	33,538	29,121	40,649	39,561
State and political subdivisions	2,613	2,584	5,431	5,476
Corporate bond	10,000	9,218	2,500	2,521
Total investment securities - available for sale	$606,462	$497,880	$809,687	$796,753
Investment securities - held to maturity:
U.S. government-sponsored agencies	40,000	35,131	40,000	39,982
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	63,551	52,726	68,680	68,478
Total investment securities - held to maturity	$103,551	$87,857	$108,680	$108,460
Total	$710,013	$585,737	$918,367	$905,213

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of September 30, 2022. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$—	$111,935	$77,475	$189,410
	—	—	1.39%	1.79%	1.56%
Mortgage-backed securities-residential (1)	24,986	8,937	15,126	218,498	267,547
	3.37%	2.85%	1.90%	1.99%	2.12%
SBA pool securities	—	—	11,686	17,435	29,121
	—	—	1.75%	1.32%	1.49%
State and political subdivisions (2)	1,945	639	—	—	2,584
	2.17%	1.90%	—	—	2.10%
Corporate bond	—	—	9,218	—	9,218
	—	—	4.81%	—	4.81%
Total investments - available for sale	$26,931	$9,576	$147,965	$313,408	$497,880
	3.28%	2.79%	1.65%	1.90%	1.90%
Investment securities - held to maturity:
U.S. government-sponsored agencies	—	15,000	25,000	—	40,000
	—	1.35%	1.64%	—	1.53%
Mortgage-backed securities-residential (1)	—	—	—	63,551	63,551
	—	—	—	1.77%	1.77%
Total investments - held to maturity	$—	$15,000	$25,000	$63,551	103,551
	—	1.35%	1.64%	1.77%	1.68%
Total	$26,931	$24,576	$172,965	$376,959	$601,431
	3.28%	1.91%	1.65%	1.88%	1.86%

(1)
Shown using stated final maturity.
(2)
Yields presented on a fully tax-equivalent basis.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended September 30, 2022 was $232.2 million compared to $413.6 million for the quarter ended September 30, 2021. The decrease reflected the use of excess liquidity to fund asset growth.

OTHER INCOME: The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Service charges and fees	$1,060	$959	$101
Bank owned life insurance	299	311	(12)
Gain on sale of loans (mortgage banking)	60	408	(348)
Gain on loans held for sale at lower of cost or fair value	—	—	—
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	622	1,569	(947)
Corporate advisory fee income	102	84	18
Other income	1,868	660	1,208
Fair value adjustment for CRA equity security	(571)	(70)	(501)
Total other income (excluding wealth management income)	$3,440	$3,921	$(481)

	For the Nine Months Ended September 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Service charges and fees	$3,075	$2,701	$374
Bank owned life insurance	922	1,388	(466)
Gain on sale of loans (mortgage banking)	458	1,842	(1,384)
Gain/(loss) on loans held for sale at lower of cost or fair value	—	1,407	(1,407)
Fee income related to loan level, back-to-back swaps	—	—	—
Gain on sale of SBA loans	6,141	3,950	2,191
Corporate advisory fee income	1,696	1,303	393
Loss on swap termination	—	(842)	842
Other income	3,982	2,798	1,184
Loss on securities sale, net	(6,609)	—	(6,609)
Fair value adjustment for CRA equity security	(1,728)	(293)	(1,435)
Total other income (excluding wealth management income)	$7,937	$14,254	$(6,317)

The Company recorded total other income, excluding wealth management fee income, of $3.4 million for the third quarter of 2022 compared to $3.9 million for the same quarter of 2021. The Company recorded total other income, excluding wealth management fee income, of $7.9 million for the nine months ended September 30, 2022 compared to $14.3 million for the same 2021 period.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or financing the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The third quarter of 2022 included $622,000 of gains on sales of SBA loans, which represents a decrease of $947,000, or 60 percent compared to $1.6 million for the same quarter in 2021. Gains on sales of SBA loans for the nine months ended September 30, 2022 increased $2.2 million, or 55 percent, to $6.1 million from $4.0 million for the same 2021 period. 2022 activity has benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021 offset slightly by market volatility, which has resulted in lower sale premiums.

The Company recorded corporate advisory fee income for the third quarter of 2022 of $102,000 compared to $84,000 for the same three-month period ended September 30, 2021. The nine months ended September 30, 2022 included $1.7 million of corporate advisory fee income compared to $1.3 million for the same 2021 period.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not consistent from quarter to quarter.

For the three months ended September 30, 2022, income from the sale of newly originated residential mortgage loans was $60,000 compared to $408,000 for the same quarter in 2021. Income from the sale of newly originated residential mortgage loans decreased $1.4 million from $1.8 million for the nine months ended September 30, 2021 to $458,000 for the same 2022 period. The decrease for the three and nine months ended September 30, 2022, was the result of the decreased volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income for the three and nine months ended September 30, 2022 included unused commercial line fees of $818,000 and $1.5 million, respectively, compared to $163,000 and $476,000 for the same 2021 periods. Additionally, the three and nine months ended

September 2022 included income recorded by the Equipment Finance Division related to equipment transfers to lessees of $547,000 and $972,000, respectively, compared to none recorded in the prior periods.

During the three and nine months ended September 30, 2022, the Company recorded a $571,000 and $1.7 million loss on the fair value adjustment for CRA equity securities, respectively, compared to a loss of $70,000 and $293,000, respectively, for the same 2021 periods.

Other income for the nine months ended September 30, 2022, included a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower yielding securities and replacing them with higher yielding like duration multifamily loans, executed during the first quarter. The Company repositioning has improved the NIM with no impact to tangible capital or tangible book value per share.

The nine months ended September 30, 2021 included $455,000 of additional income related to a net life insurance death benefit under the Company’s BOLI policies.

During the nine months ended September 30, 2021, the Company recorded a gain on sale of $1.1 million for the sale of $57 million of PPP loans to a third party.

Other income included $164,000 and $886,000 of income related to the referral of PPP loans for the three and nine months ended September 30, 2021, respectively.

During the nine months ended September 30, 2021, the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent.

The nine months ended September 30, 2021 included a gain on sale of an OREO property of $51,000.

The remainder of the increase for the three and nine months ended September 30, 2022, when compared to the same 2021 periods were primarily due to an increase in commercial lending fees primarily related to loan servicing income and letter of credit fees.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Compensation and employee benefits	$22,656	$19,859	$2,797
Premises and equipment	4,534	4,459	75
FDIC assessment	510	555	(45)
Other Operating Expenses:
Professional and legal fees	1,180	1,565	(385)
Telephone	403	342	61
Advertising	574	386	188
Amortization of intangible assets	384	431	(47)
Swap valuation allowance	—	1,350	(1,350)
Other	3,319	3,238	81
Total operating expenses	$33,560	$32,185	$1,375

	For the Nine Months Ended September 30,		Change
(In thousands)	2022	2021	2022 vs 2021
Compensation and employee benefits	$66,987	$61,759	$5,228
Premises and equipment	13,821	12,646	1,175
FDIC assessment	1,484	1,669	(185)
Other Operating Expenses:
Professional and legal fees	3,630	4,007	(377)
Telephone	1,085	988	97
Advertising	1,545	1,004	541
Amortization of intangible assets	1,204	1,167	37
Branch restructure	372	228	144
Write-off of subordinated debt costs	—	648	(648)
Swap valuation allowance	673	1,350	(677)
Other	9,587	8,997	590
Total operating expenses	$100,388	$94,463	$5,925

Operating expenses totaled $33.6 million for the three months ended September 30, 2022, compared to $32.2 million for the same 2021 period, reflecting an increase of $1.4 million or 4 percent. Operating expenses for the nine months ended September 30, 2022 increased $5.9 million or 6 percent to $100.4 million compared to $94.5 million for the same 2021 period. The increased operating expenses for the three and nine months ended September 30, 2022 were principally attributable to: increased corporate and health insurance costs; hiring in line with the Company’s strategic plan; and normal salary increases, which were partially offset by decreased FDIC expense. The nine months ended September 30, 2022 included nine months of expense associated with the acquisition of PPSG completed in July 2021 compared to three months for the prior year period. The nine months ended September 30, 2022 included $372,000 of expense associated with the consolidation of private banking offices. The nine months ended September 30, 2022 included a swap valuation allowance of $673,000. Both the three and nine months ended September 30, 2021 included a swap valuation expense of $1.4 million. Both the nine months ended September 30, 2021 and 2022 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank. The nine months ended September 30, 2021 included accelerated expense of $648,000 related to the redemption of subordinated debt.

PEAPACK PRIVATE: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. Peapack Private provides wealth management, trust and investment services at the Bank’s headquarters in Bedminster, at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiaries and PGB Trust & Investments of Delaware, in Greenville, Delaware.

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $9.3 billion at September 30, 2022, reflecting a 16 percent decrease from $11.1 billion at December 31, 2021 and a decrease of 10 percent from $10.3 billion at September 30, 2021. Continued market declines in 2022 further impacted the results in the September 2022 quarter, as the S&P was down another 5 percent in Q3 2022 (and down 25 percent for the nine months ended September 30, 2022). Effective July 1, 2021, the Bank closed on the acquisition of Princeton Portfolio Strategies Group (“PPSG”), a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

In the September 2022 quarter, Peapack Private generated $12.9 million in fee income compared to $13.9 million for the September 2021 quarter, reflecting a 7 percent decrease. For the nine months ended September 30, 2022, Peapack Private generated $41.7 million in fee income compared to $39.0 million in fee income for the same period in 2021, reflecting a 7 percent increase. The growth in fee income for the nine months ended September 30, 2022 was due to several factors, including the acquisition noted above, new business, partially offset by normal levels of disbursements and outflows and negative market performance.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and the PPSG acquisition when comparing the three and nine months ended September 30, 2022 to the same periods for 2021. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2022	2022	2022	2021	2021
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	15,724	15,078	15,884	15,573	25,925
Other real estate owned	116	116	—	—	—
Total nonperforming assets	$15,840	$15,194	$15,884	$15,573	$25,925

Performing TDRs (1)(2)	$2,761	$2,272	$2,375	$2,479	$416

Loans past due 30 through 89 days and still accruing (3)	$7,248	$3,126	$606	$8,606	$1,193

Loans subject to special mention	$82,107	$98,787	$110,252	$116,490	$115,935

Classified loans	$27,507	$27,167	$47,386	$50,702	$51,937

Individually evaluated loans	$13,047	$13,227	$16,147	$18,052	$26,341

Nonperforming loans as a % of total loans (4)	0.30%	0.29%	0.31%	0.32%	0.56%
Nonperforming assets as a % of total assets (4)	0.26%	0.25%	0.25%	0.26%	0.42%
Nonperforming assets as a % of total loans plus other real estate owned (4)	0.31%	0.29%	0.31%	0.32%	0.57%

(1)
Amounts reflect TDRs that are paying according to restructured terms.
(2)
Amount excludes $12.9 million at September 30, 2022, $13.5 million at June 30, 2022, $13.6 million at March 31, 2022, $1.1 million at December 31, 2021 and $4.0 million at September 30, 2021 of TDRs included in nonaccrual loans.
(3)
Includes $5.1 million outstanding to a U.S. governmental unit at September 30, 2022; $6.9 million for one equipment lease principally due to administrative issues with the servicer and the lessee/borrower at December 31, 2021.
(4)
Nonperforming loans/assets do not include performing TDRs.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $599,000 and $1.6 million for the third quarters of 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, the provision for credit losses was $4.4 million and $2.7 million, respectively. The increased provision for credit losses for the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, was due principally to loan growth of $370.6 million and an increase in unused lines of credit which require a reserve under CECL.

The allowance for credit losses was $59.7 million as of September 30, 2022, compared to $61.7 million at December 31, 2021. The decline in the allowance for credit losses (“ACL”) was primarily due to the Day 1 reduction of $5.5 million incurred in connection with the implementation of CECL on January 1, 2022 partially offset by the 2022 provision for credit losses of $4.4 million. The allowance for credit losses as a percentage of loans was 1.15 percent and 1.28 percent at September 30, 2022 and December 31, 2021, respectively. The allowance for credit loss ratio declined due to the Day 1 reduction and a 2022 provision for credit losses based on 2022 loan growth in lower risk segments that carry lower ACL coverage. The specific reserves recorded on individually evaluated loans were $2.4 million at September 30, 2022 compared to $4.2 million as of December 31, 2021. Total individually evaluated loans were $13.0 million and $18.1 million as of September 30, 2022 and December 31, 2021, respectively. The general component of the allowance decreased from $57.5 million at December 31, 2021 to $57.3 million at September 30, 2022.

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

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for Management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, amount others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2022	2022	2022	2021	2021
Allowance for credit losses:
Beginning of period	$59,022	$58,386	$61,697	$65,133	$63,505
Day one CECL adjustment	—	—	(5,536)	—	—
Provision for credit losses (1)	665	646	2,489	3,750	1,600
(Charge-offs)/recoveries, net	(4)	(10)	(264)	(7,186)	28
End of period	$59,683	$59,022	$58,386	$61,697	$65,133

Allowance for credit losses as a % of total loans (2)	1.15%	1.15%	1.14%	1.28%	1.42%

General allowance for credit losses as a % of total loans (2)	1.11%	1.10%	1.09%	1.20%	1.27%

Allowance for credit losses as a % of non-performing loans	379.57%	391.44%	367.58%	396.18%	251.24%

(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the allowance calculation was based on the incurred loss methodology. Provision to rollforward the ACL excludes a credit of $66,000 for the three months ended September 30, 2022, a provision of $803,000 for the three months ended June 30, 2022 and a credit of $114,000 for the three months ended March 31, 2022 related to the off-balance sheet commitments.
(2)
The September 30, 2021, December 31, 2021, March 31, 2022, June 30, 2022 and September 30, 2022 allowance coverage ratios include PPP loans of $48.7 million, $13.8 million, $9.6 million, $9.4 million and $1.9 million, respectively, in total loans. PPP loans are fully guaranteed by the SBA and as such do not have an associated reserve for those same periods.

INCOME TAXES: Income tax expense for the quarter ended September 30, 2022 was $7.6 million as compared to $5.0 million for the same period in 2021. During the nine months ended September 30, 2022, the Company recorded income tax expense of $19.2 million compared to $15.2 million for the same period in 2021.

The effective tax rate for the three months ended September 30, 2022 was 27.47 percent compared to 26.22 percent for the same quarter in 2021. The effective tax rate for the nine months ended September 30, 2022 was 26.32 percent compared to 26.65 percent for the same 2021 period.

The nine months ended September 30, 2022 and 2021 both benefitted from the vesting of restricted stock at prices higher than grant prices. The nine months ended September 30, 2021 quarter also benefitted from life insurance proceeds that were not taxable.

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

Capital was benefitted by net income of $53.7 million for the nine months ended September 30, 2022, which was offset by the purchase of shares through the Company’s stock repurchase program and an increase in the unrealized loss on securities, net of tax of $72.8 million. The Company repurchased 790,277 shares, at an average price of $34.84, for a total cost of $27.5 million during the nine months ended September 30, 2022.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the most recent completed stress test based on June 30, 2022 financial information, under severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2022 and December 31, 2021, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the Community Bank Leverage Ratio (“CBLR”) at 9 percent, effective January 1, 2020. Under the CARES Act, the Community Bank Leverage Ratio was temporarily lowered to 8 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.79 percent at September 30, 2022.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total capital (to risk-weighted assets)	$731,325	14.69%	$497,731	10.00%	$398,185	8.00%	$522,618	10.50%

Tier I capital (to risk-weighted assets)	670,717	13.48	398,185	8.00	298,639	6.00	423,072	8.50

Common equity tier I (to risk-weighted assets)	670,693	13.48	323,525	6.50	223,979	4.50	348,412	7.00

Tier I capital (to average assets)	670,717	10.79	310,685	5.00	248,548	4.00	248,548	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital (to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I (to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital (to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

(A)
See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022:
Total capital (to risk-weighted assets)	$733,988	14.74%	N/A	N/A	$398,309	8.00%	$522,780	10.50%

Tier I capital (to risk-weighted assets)	540,464	10.86	N/A	N/A	298,731	6.00	423,203	8.50

Common equity tier I (to risk-weighted assets)	540,440	10.86	N/A	N/A	224,049	4.50	348,520	7.00

Tier I capital (to average assets)	540,464	8.70	N/A	N/A	248,580	4.00	248,580	4.00

As of December 31, 2021:
Total capital (to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital (to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I (to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital (to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended September 30, 2022 were purchased in the open market.

On October 27, 2022, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 28, 2022 to shareholders of record on November 10, 2022.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $108.3 million at September 30, 2022. In addition, the Company had $497.9 million in securities designated as available for sale at September 30, 2022. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $461.0 million and $103.6 million as of September 30, 2022, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of September 30, 2022, the Company had approximately $1.8 billion of secured funding available from the Federal Home Loan Bank. Additionally, the Company had $1.7 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $85.0 million at September 30, 2022. The interest rate paid on these deposits allows the Bank to fund asset growth at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of September 30, 2022, the Company had transacted pay fixed, receive floating interest rate swaps totaling $390.0 million in notional amount, which includes $100.0 million of forward-starting swaps.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by the ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. The Company is receiving floating and paying fixed interest rates with total notional value of $390.0 million as of September 30, 2022. The Company’s interest rate swaps include $100.0 million of forward starting swaps that extend swaps set to mature in 2023 for an additional five years.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2022, $627.5 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, the ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2022. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2022.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2022, net interest income would increase approximately 1.3 percent for year 1 and 3.8 percent for year 2, compared to a flat interest rate scenario. The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2022 and that net interest income would improve in a rising rate environment but decline in a falling rate environment.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2022, net interest income for year 1 would increase approximately 3.2 percent, when compared to a flat interest rate scenario. In year 2 net interest income would increase 7.8 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2022.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$779,622	$(37,658)	(4.61)%	13.98%	1
+100	797,519	(19,761)	(2.42)	13.97	—
Flat interest rates	817,280	—	—	13.97	—
-100	872,091	54,811	6.71	14.46	49

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

Changes in Internal Control Over Financial Reporting

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

ITEM 1A. Risk Factors

Other than described below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Inflation and increase in market interest rates and potential effects from a recession can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease further. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation, rising interest rates, and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Further, the increase in market interest rates is likely to reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
July 1, 2022 -
July 31, 2022	—	—	$—	749,042
August 1, 2022 -
August 31, 2022	222,673	—	34.18	526,369
September 1, 2022 -
September 30, 2022	67,726	—	33.96	458,643
Total	290,399	—	$34.13
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 9, 2022	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 9, 2022	By:	/s/ Jeffrey J. Carfora
Jeffrey J. Carfora
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: November 9, 2022	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)