Form 10-K
period 2022-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2023-03-13
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $507 million on June 30, 2022.

As of March 1, 2023, 17,826,405 shares of no par value Common Stock were outstanding.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Livingston, New Jersey USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) are incorporated by reference into Part III. The Company expects to file the 2023 Proxy Statement within 120 days of December 31, 2022.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2022

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 18 locations. Internet banking, including an online bill payment option and mobile phone banking, is available to clients.

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

Employees

Human Capital Resources

We believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our customers. As of December 31, 2022, we had 498 full-time and part-time employees, with 267 at our corporate headquarters, 103 in our branch offices and 128 in other locations. Our Management believes that they have good relationships with all employees.

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

Talent Development

The continuous development and succession of our employees is a primary focus for the Company. We conduct regular talent reviews for the purpose of succession planning and developing our employees. In addition to regulatory training courses, we offer ethics and subject matter training sessions regularly. On an annual basis, we offer career development, performance enhancement and leadership development opportunities. Experiential learning opportunities are also available on an individualized basis. We maintain a mentorship program and a peer recognition program in which all employees can participate. Our President and CEO hosts a biweekly company update accessible by all employees. Tuition reimbursement, up to $10,000 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We conduct an annual employee engagement survey by utilizing the American Banker ‘Best Banks to Work for Survey’, a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, role satisfaction, pay and benefits and overall engagement. We review the detailed results to identify areas of opportunity and develop steps to improve, as well as take actions in those areas. We invite all employees to participate and have received a high level of survey participation. Based on our survey results, we have been awarded recognition as an American Banker ‘Best Banks to Work For’ for the previous five years (2018-2022).

Diversity, Equity and Inclusion

We are an employer that champions diversity, equity and inclusion in our workplace environment. Our strategy focuses on maintaining hiring levels that are representative and in line with the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to drive a more diverse workforce, with focus in the areas of brand awareness and sourcing, recruiting and hiring, cultural awareness and appreciation, and furthering our development opportunities for all employees.

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

Employee Health and Safety

The safety, health and well-being of our employees and customers is extremely important to us. We have closely monitored the COVID-19 pandemic from its inception and followed recommendations of local and national health organizations throughout. Employees are permitted to leverage a new flexible work arrangement offered by management provided their performance remains in good standing. The combination of working remotely and in the office enables employees to continue be more productive, completing tasks with less interruption when remote, while still having the opportunity to collaborate with peers in the workplace. Virtual meeting and teleconference platforms continue to be utilized to maintain a safe and productive work environment.

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

Work/life balance is an important part of our culture, and in support of this we offer a broad list of benefits for eligible employees, which includes a comprehensive suite of health insurance benefits, paid time off, maternity and paternity leave, access to employee assistance programs, retirement planning and 401(k) Plan participation with a generous company match. Wellness programs are deeply embedded in our culture and other ancillary benefits such as pet insurance, identity protection coverage and supplemental insurance through Aflac are provided.

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and clients. Our employees are generous with their time in their support of local organizations. In 2022, we contributed over 1,625 hours of service and financial support to over 245 charitable organizations. We are proud to be known and recognized locally and nationally for our community involvement.

Peapack-Gladstone Bank’s Private Wealth Management Division (“Peapack Private”)

Peapack Private is a New Jersey-chartered trust and investment business with $10 billion of assets under management and/or administration as of December 31, 2022. It is headquartered in Bedminster, New Jersey with additional private banking locations throughout New Jersey in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware. Peapack Private is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

Our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further, both in and around our market; through our existing wealth, loan and depository client base through our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and through potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the New Jersey, New York, and Pennsylvania metropolitan statistical area, with our primary market areas being in New Jersey and New York. According to estimates from the United States Census Bureau, as of 2017-2021, New Jersey had a total population exceeding 9.3 million and a median household income of $89,703, and Somerset County, where we are headquartered, is one of the wealthiest counties in New Jersey, with a median household income of $121,695; compared to a U.S. median household income of $69,021. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our competition for deposits, loans and leases historically has come from other insured financial institutions such as local and regional commercial banks, savings institutions, leasing companies and credit unions located in our primary market area. We also compete with mortgage banking and finance companies for real estate loans and with commercial banks, savings institutions and credit unions for consumer loans.

The Company also faces direct competition for wealth and advisory services from registered investment advisory firms and investment management companies.

Our Business Strategy

In 2022, we initiated the “Refining Our Strategy” phase of our Strategic Plan, a natural evolution of the groundwork set forth in 2013. Almost ten years after the launch and successful execution of the “Expanding Our Reach” strategy, we recognized refinements were necessary to address several industry headwinds that assume:

•
margin pressure is likely to continue for the foreseeable future given the expansion of digital banks and nature of economic cycles, including the current economic climate with a prolonged inversion of the yield curve, rapid rise in interest rates, and intense competition for deposits, especially locally;
•
costs associated with compliance, risk management and cybersecurity would continue to increase significantly, and the increasing utilization of technology externally by clients and internally by banks would require significant investment to remain competitive and demand higher returns on capital;
•
our clients have become so accustomed to automation and technology, which only accelerated because of the COVID-19 pandemic, that there would continue to be a shift from transactions in traditional branches in favor of electronic delivery channels; and
•
given the technology evolution and resulting pressure from a competitive standpoint, strong and updated technology is a requirement, but our differentiation must be in the level and quality of service we provide.

The key elements of our business strategy include:

•
a robust wealth management business that provides a diversified and stable source of revenue over time, through organic growth and through strategic acquisitions;
•
an emphasis on commercial banking with private bankers focused on providing high-touch client service through an advice-based approach encompassing corporate and industrial (“C&I”) lending (including equipment finance lending and leasing), wealth management, insurance premium financing, depository services, electronic banking, Small Business Administration (“SBA”) loans, other commercial real estate lending, and corporate advisory services;
•
a unified “One Company” culture heavily focused on unparalleled “white glove” customer service designed and centered around best-in-class hospitality standards and delivered by experienced industry professionals across all business lines;
•
highly efficient branch network and deposit gathering processes;
•
robust risk management processes, including, but not limited to, active loan portfolio, capital, liquidity, and interest rate risk stress testing; and
•
a focus on the communities which we serve with a strong commitment to community service and involvement.

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

FRB regulations require member banks to meet several minimum capital standards established by the federal banking agencies, which are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision: a common equity Tier 1 (“CET1”) capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets of 8.0 percent, and a 4.0 percent Tier 1 capital to total assets leverage ratio.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. The Company and the Bank were in compliance with the capital requirements, including the capital conservation buffer, as of December 31, 2022.

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

The Company and the Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2022 under the “prompt corrective action” regulations in effect as of such date.

The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the "Relief Act") required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9 percent for 2022 and thereafter. Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well-capitalized.” The Bank has not elected to measure its capital adequacy using the community bank leverage ratio.

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor.

The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

Assessment rates for institutions of the Bank’s size ranged from 1.5 to 30 basis points effective through December 31, 2022. The FDIC has authority to increase insurance assessments and adopted a final rule in October 2022 to increase initial base deposit insurance assessment rates by 2 basis points beginning in the first quarterly assessment period of 2023. As a result, effective January 1, 2023, assessment rates for institutions of the Bank’s size will range from 2.5 to 32 basis points.

An insured institution’s deposit insurance may be terminated by the FDIC upon an administrative finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Pursuant to the Community Reinvestment Act (the “CRA”), under federal and New Jersey law, the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FRB and NJDOBI periodically assess the Bank’s record of performance under the CRA and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the FRB in 2021 and resulted in an overall rating of “Satisfactory.”

Privacy

Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted rules limiting the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. The rules require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

In November 2021, the federal bank regulatory agencies issued a final rule requiring banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours of determining that a “computer-security incident” that rises to the level of a “notification incident,” as those terms are defined in the final rule, has occurred. A notification incident is a “computer-security incident” that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires bank service providers to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for four or more hours. The rule was effective April 1, 2022, with compliance required by May 1, 2022.

Restrictions on the Payment of Dividends

The holders of the Company’s common stock are entitled to receive dividends, when, as and if declared by the Board of Directors of the Company out of funds legally available. Under the prompt corrective action laws, the ability of a bank holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized.

The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. FRB policy is that a bank holding company should pay cash dividends only out of current earnings and only if the prospective rate of earnings retention is consistent with the company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if:  (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The FRB policies require, among other things, that a bank holding company must maintain a minimum capital base and serve as a source of strength to its subsidiary bank. The FRB by supervisory letters has advised holding corporations that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by the holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts. FRB policy also provides for regulatory review prior to a holding company (i) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (ii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

Since the principal source of income for the Company are dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended (the “Banking Act”). Under the Banking Act, the Bank may pay dividends only out of retained earnings, to the extent that surplus exceeds 50 percent of stated capital. Federal law may also limit the amount of dividends that may be paid by the Bank. Under the Financial Institutions Supervisory Act, the FDIC has the authority to prohibit a state-chartered bank from engaging in conduct that, in the FDIC’s opinion, constitutes an unsafe or unsound banking practice. Under certain circumstances, the FDIC could claim that the payment of a dividend or other distribution by the Bank to the Company constitutes an unsafe or unsound practice.

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

The COVID-19 pandemic caused significant economic dislocation in the United States as many state and local governments have placed restrictions on businesses and residents.

Given its ongoing and dynamic nature, it is difficult to predict the full impact of the COVID-19 pandemic on our business. The extent of such impact will depend on future developments, which are highly uncertain, including the advent of new variants, governmental responses and when the coronavirus can be controlled and abated. Prolonged measures by public health or other governmental authorities encouraging or requiring significant restrictions on travel, assembly, or other core business practices could harm our business and that of our customers, in particular small to medium-sized business customers. A decline in economic conditions generally and a prolonged negative impact on small to medium-sized businesses, in particular, due to the COVID-19 pandemic could result in a material adverse effect on our business, financial condition, and results of operations and may heighten many of the known risks described herein and in other filings with the SEC.

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

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance fund, not the shareholders of the Company. We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank. Such regulation and supervision governs the activities in which an institution and its holding company may engage. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and may impose additional costs on us.

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

Monetary policies and regulations of the Federal Reserve Board could adversely affect the Company’s business, financial condition, and results of operations.

The Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits.

The monetary policies and regulations of the Federal Reserve Board have a significant effect on the overall economy and the operating results of financial institutions.

Risks Related to Economic Matters

Negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.

Our businesses and operations, which primarily consist of lending money, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions or a return of recessionary conditions and/or negative developments in the domestic and international credit markets are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity.

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

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and a government shutdown.

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

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. Recently, there has been a pronounced rise in inflation and the Federal Reserve Board has raised certain benchmark interest rates to combat inflation. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease further. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation, rising interest rates, and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations. Further, the increase in market interest rates is likely to reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

Risks Related to Lending Matters

Our exposure to credit risk could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral securing the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to small- and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain allowances for credit losses on loans and off-balance sheet credit exposures. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current economic conditions, and reasonable and supportable forecasts. As a result, the determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions, including the possibility of a recession, affecting borrowers and securities issuers; inflation; rising interest rates; new information regarding existing loans, credit commitments and securities holdings; the effects of the COVID-19 pandemic or other global pandemics; natural disasters and risks related to climate change; and identification of additional problem loans ratings downgrades and other factors; both within and outside of our control, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

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

The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny.

The federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multi-family and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, the Bank has a concentration in commercial real estate lending, as such loans represented 392 percent of total bank capital as of December 31, 2022. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

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

Risks Related to Interest Rates

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

In addition, changes in interest rates can affect the average life of loans and investment securities. A reduction in interest rates causes increased prepayments of loans and mortgage-backed securities as borrowers refinance their debt to reduce their borrowing costs. This creates reinvestment risk, which is the risk that the Bank may not be able to reinvest the funds from faster prepayments at rates that are comparable to the rates earned on the prepaid loans or securities. Conversely, an increase in interest rates generally reduces prepayments. Additionally, increases in interest rates may decrease loan demand and/or make it more difficult for borrowers to repay adjustable-rate loans.

Changes in interest rates may also affect the current estimated fair value of the securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. Unrealized net losses on securities available-for-sale are reported as a separate component of stockholders’ equity. To the extent interest rates increase and the value of the available-for-sale portfolio decreases, stockholders’ equity will be adversely affected. During the year ended December 31, 2022, we incurred other comprehensive losses of $71.1 million related to net changes in unrealized holding losses in the available-for-sale investment securities portfolio.

The reversal of the historically low interest rate environment may adversely affect our net interest income and profitability.

The Federal Reserve Board decreased benchmark interest rates significantly, to near zero, in response to the COVID-19 pandemic. The Federal Reserve Bord has reversed its policy of near zero interest rates given its concerns over inflation. Market interest rates have risen in response to the Federal Reserve Board’s recent rate increases. The increase in market interest rates may have an adverse effect on our net interest income and profitability.

Other Risks Related to Our Business

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of war or terrorism, government shutdowns, geopolitical events and other potential external events.

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

A financial institution and its holding company, such as the Bank and the Company, is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the required amounts. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Since the principal source of income for the Company is dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under the Banking Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. The Company is also subject to Federal Reserve Board policies, which may, in certain circumstances, limit its ability to pay dividends. The Federal Reserve Board policies require, among other things, that a bank holding company maintain a minimum capital base and the Federal Reserve Board in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The Federal Reserve Board would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

Risks Related to Liquidity

Limits on our ability to use brokered deposits as part of our funding strategy may adversely affect our ability to grow.

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2022, brokered deposits represented approximately 1.7 percent of our total deposits and equaled $86.0 million, comprised of the following: interest-bearing demand-brokered of $60.0 million, and brokered certificates of deposits of $25.4 million. To continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or prohibited from accepting brokered deposits. If this funding source becomes more difficult or expensive to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio or selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and securities and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and borrowings from the FHLB of New York. The Company also has an available line of credit with the FRB discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

Any decline in available funding could adversely impact the Company’s ability to originate loans, invest in securities, meet expenses, or to fulfill obligations such as repaying borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on its liquidity, business, financial condition and results of operations.

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

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. We are subject to such cyber-attacks or other information security breaches, which could result in losses. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our expansion of Internet and mobile banking tools and products based on customer needs and an increased level of employees working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The Company owns eight branches and leases eight branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Morristown, New Providence, Red Bank and Summit, New Jersey and Bonita Springs, Florida. We consider our present facilities to be sufficient for our current operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 1, 2023, there were approximately 1,285 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2017 (Five Year Total Return Performance), in (a) the Company’s common stock; (b) the Russell 3000 Stock Index; (c) the KBW NASDAQ Bank Index; (d) the KBW NASDAQ Regional Banking Index (top 50 U.S. banks); and (e) the Proxy Peer Group. The graph is calculated assuming that all dividends are reinvested during the relevant periods. The graph shows how a $100 investment would increase or decrease in value over time, based on the reinvestment of dividends (stock or cash) and increases or decreases in the market price of the stock.

For this year, the KBW NASDAQ Regional Banking Index and a Peer Group were added. The KBW NASDAQ Regional Banking Index is comprised of the largest money center banks in the U.S. (i.e. those included in the KBW NASDAQ Bank Index), but also includes smaller regional banks. The Peer Group is comprised of the bank peer group included in the Company’s 2022 Proxy that the Company utilized for monitoring its executive compensation. (Note that banks that have since been acquired or did not file their required reports on a timely basis have been excluded.)

The Peer Group consists of: Arrow Financial Corporation, Cambridge Bancorp, Customers Bancorp, Inc., Dime Community Bancshares, Inc., Eagle Bancorp, Inc., Enterprise Bancorp, Inc., Lakeland Bancorp, Inc., OceanFirst Financial Corp., Orrstown Financial Services, Inc., Peoples Financial Services Corp., Provident Financial Services, Inc., Sandy Spring Bancorp, Inc., The First of Long Island Corporation, Tompkins Financial Corporation, Univest Financial Corporation, and Washington Trust Bancorp, Inc.

The Company believes each of these indexes/groups are more closely aligned with the operations of the Company.

Beginning next year, the Russell 3000 Index and the KBW NASDAQ Bank Index will be removed as those are less aligned with the operations of the Company. The Russell 3000 index includes industries other than banking and includes many large cap companies. The KBW NASDAQ Bank Index only includes the 24 largest US banks.

	Period Ended
Index	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Peapack-Gladstone Financial Corporation	$100.00	$72.36	$89.42	$66.55	$104.16	$110.14
Russell 3000 Index	100.00	94.76	124.15	150.08	188.60	152.37
KBW NASDAQ Bank Index	100.00	82.29	112.01	100.46	138.97	109.23
KBW NASDAQ Regional Banking Index	100.00	82.50	102.15	93.25	127.42	118.59
Peer Group	100.00	86.26	101.05	82.35	124.61	104.13

Stock Repurchases

The following table sets forth information for the last quarter of the fiscal year ended December 31, 2022 with respect to common shares repurchased and common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2022 -
October 31, 2022	—	—	$—	458,643
November 1, 2022 -
November 30, 2022	—	—	—	458,643
December 1, 2022 -
December 31, 2022	140,700	4,291	38.43	317,943
Total	140,700	4,291	$38.43
(1)
Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards. These shares are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase plan.
(2)
On January 27, 2022, the Company’s Board of Directors approved a plan to repurchase up to 920,000 shares, which was approximately 5 percent of the outstanding shares as of December 31, 2022. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements and alternative uses of capital.

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey. The Company acquired all of Point View’s outstanding stock, which had approximately $325 million of assets under management at closing. The terms of the acquisition included cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about September 15 of 2020, 2021, 2022 and 2023. On September 1, 2019, the Company issued 138,642 shares of Company common stock to the Point View stockholder pursuant to the agreement. The Company issued 14,220 shares of Company common stock to the Point View stockholder pursuant to an agreement on each of September 10, 2020, September 17, 2021, and September 19, 2022. These Company shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

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
•
the impact of anticipated higher operating expenses in 2023 and beyond;
•
our ability to successfully integrate wealth management firm acquisitions;
•
our ability to manage our growth;
•
our ability to successfully integrate our expanded employee base;
•
an unexpected decline in the economy, in particular in our New Jersey and New York market areas, including potential recessionary conditions;
•
declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•
declines in the value in our investment portfolio;
•
impact from the pandemic event on our business, operations, customers, allowance for credit losses and capital levels;
•
the continuing impact of the COVID-19 pandemic on our business and results of operation;
•
higher than expected increases in our allowance for credit losses;
•
higher than expected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans;
•
inflation and changes in interest rates, which may adversely impact our margins and yields, reduce the fair value of our financial instruments, reduce our loan originations and lead to higher operating costs;
•
decline in real estate values within our market areas;
•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;
•
monetary and fiscal policies of the U.S. government, including policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
•
successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•
adverse weather conditions;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
government shutdowns or a default by the U.S. on its debt obligations;
•
our inability to successfully generate new business in new geographic markets;
•
a reduction in our lower-cost funding sources;
•
our inability to adapt to technological changes;
•
claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•
our inability to retain key employees;
•
demands for loans and deposits in our market areas;
•
adverse changes in securities markets;
•
changes in governmental regulation, including, but not limited to, any increase in FDIC insurance premiums and changes in the monetary policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
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

For the year ended December 31, 2022, the Company recorded net income of $74.2 million, and diluted earnings per share of $4.00 compared to $56.6 million and $2.93, respectively, for 2021, reflecting increases of $17.6 million, or 31 percent, and $1.07 per share, or 37 percent, respectively. During 2022, the Company continued to focus on executing its Strategic Plan – known as “Expanding Our Reach” – which focuses on the client experience and organic growth across all lines of business. The Strategic Plan calls for expansion of the Company’s wealth management business, organically and through acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are select highlights from 2022:

•
At December 31, 2022, the market value of assets under management and/or administration at Peapack Private was $9.9 billion.
•
Wealth Management fee income of $54.7 million for 2022, which comprised 23 percent of total revenue for the year.
•
The net interest margin improved to 2.91 percent for the twelve-month period ended December 31, 2022 compared to 2.38 percent for the twelve-month period ended December 31, 2021.
•
Total loans increased by $479 million, or 10%, to 5.3 billion at December 31, 2022 compared to $4.8 billion at December 31, 2021.
•
At December 31, 2022, total C&I loans (including equipment finance loans) comprised 42 percent of the total loan portfolio.
•
Noninterest-bearing demand deposits comprised 24 percent of total deposits as of December 31, 2022.
•
Core deposits (which includes noninterest-bearing demand and interest-bearing demand, savings and money market accounts) totaled 92 percent of total deposits at December 31, 2022.
•
Asset quality metrics continued to be strong at December 31, 2022. Nonperforming assets at December 31, 2022 were $19.1 million, or 0.30 percent of total assets. Total loans past due 30 through 89 days and still accruing were $7.6 million or 0.14 percent of total loans at December 31, 2022.
•
The Company and the Bank’s capital ratios at December 31, 2022 remain well above regulatory well capitalized standards.

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

Management believes that the Company’s policy with respect to the methodology for the determination of the allowance for credit losses involves a high degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in these judgments, assumptions or estimates could materially impact results of operations. This critical accounting policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for Management's estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgement and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current economic conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management's assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in Management's judgement, should be charged off.

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination.

Furthermore, the majority of the Company's loans are secured by real estate in new Jersey and, to a lesser extent, New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company's loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company's control.

The Company’s quantitative component of allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input on our allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2022, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $12 million under sole consideration of an adverse Moody’s economic forecast, which stressed the national unemployment rate to 8 percent and negative growth for national GDP to approximately 2 percent. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly allowance process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile, size and composition of the loan portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

The Company accounts for its debt securities in accordance with ASC 320, "Investments - Debt Securities" and its equity security in accordance with ASC 321, "Investments - Equity Securities". Securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax. Securities classified as held to maturity are carried at amortized cost. The Company's investment in a CRA investment fund is classified as an equity security. In accordance with ASU 2016-01, "Financial Instruments" unrealized holding gains and losses on equity securities are marked to market through the income statement.

EARNINGS SUMMARY: The following table presents certain key aspects of our performance for the years ended December 31, 2022, 2021 and 2020.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Results of Operations:
Interest income	$211,875	$160,067	$165,750	$51,808	$(5,683)
Interest expense	35,795	22,006	38,148	13,789	(16,142)
Net interest income	176,080	138,061	127,602	38,019	10,459
Provision for loan losses	6,353	6,475	32,400	(122)	(25,925)
Net interest income after provision for loan losses	169,727	131,586	95,202	38,141	36,384
Wealth management fee income	54,651	52,987	40,861	1,664	12,126
Other income	11,766	19,256	20,899	(7,490)	(1,643)
Total operating expense	133,800	126,167	124,959	7,633	1,208
Income before income tax expense	102,344	77,662	32,003	24,682	45,659
Income tax expense	28,098	21,040	5,811	7,058	15,229
Net income	$74,246	$56,622	$26,192	$17,624	$30,430

Per Share Data:
Basic earnings per common share	$4.09	$3.01	$1.39	$1.08	$1.62
Diluted earnings per common share	4.00	2.93	1.37	1.07	1.56
Cash dividends declared	0.20	0.20	0.20	—	—
Book value end-of-period	29.92	29.70	27.78	0.22	1.92

Average common shares outstanding	18,161,605	18,788,679	18,896,825	(627,074)	(108,146)
Common stock equivalents (dilutive)	406,493	503,923	184,362	(97,430)	319,561
Diluted average common shares outstanding	18,568,098	19,292,602	19,081,187	(724,504)	211,415

Average equity to average assets	8.56%	8.93%	8.87%	(0.37)%	0.06%
Return on average assets	1.20	0.94	0.45	0.26	0.49
Return on average equity	14.02	10.56	5.11	3.46	5.45
Dividend payout ratio	4.91	6.67	14.43	(1.76)	(7.76)

Net interest margin	2.91	2.38	2.31	0.53	0.07
Noninterest expenses to average assets	2.16	2.10	2.16	0.06	(0.06)
Noninterest income to average assets	1.07	1.20	1.07	(0.13)	0.13

Balance sheet data (at period end):
Total assets	$6,353,593	$6,077,993	$5,890,442	$275,600	$187,551
Securities held to maturity	102,291	108,680	—	(6,389)	108,680
Securities available to sale	554,648	796,753	622,689	(242,105)	174,064
CRA equity security, at fair value	12,985	14,685	15,117	(1,700)	(432)
FHLB and FRB stock, at cost	30,672	12,950	13,709	17,722	(759)
Total loans	5,285,246	4,806,721	4,372,437	478,525	434,284
Allowance for loan losses	60,829	61,697	67,309	(868)	(5,612)
Total deposits	5,205,164	5,266,149	4,818,484	(60,985)	447,665
Total shareholders’ equity	532,980	546,388	527,122	(13,408)	19,266
Cash dividends:
Common	3,645	3,775	3,780	(130)	(5)
Assets under management and/or administration at Wealth Management Division (market value)	$ 9.9 billion	$ 11.1 billion	$ 8.8 billion	$ (1.2) billion	$ 2.3 billion

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Asset quality ratios (at period end):
Nonperforming loans to total loans	0.36%	0.32%	0.26%	0.04%	0.06%
Nonperforming assets to total assets	0.30	0.26	0.19	0.04	0.07
Allowance for loan losses to nonperforming loans	320.59	396.18	589.91	(75.59)	(193.73)
Allowance for loan losses to total loans	1.15	1.28	1.54	(0.13)	(0.26)
Net charge-offs/(recoveries) to average loans plus other real estate owned	0.02	0.27	0.19	(0.25)	0.08

Liquidity and capital ratios:
Average loans to average deposits	94.97%	89.17%	96.97%	5.80%	(7.80)%
Total shareholders’ equity to total assets	8.39	8.99	8.95	(0.60)	0.04

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	14.73%	14.64%	17.67%	0.09%	(3.03)%
Regulatory leverage ratio	8.90	8.29	8.53	0.61	(0.24)
Noninterest bearing deposits to total deposits	23.94	18.16	17.30	5.78	0.86
Time deposits to total deposits	7.11	9.02	12.37	(1.91)	(3.35)

2022 compared to 2021

The Company recorded net income of $74.25 million and diluted earnings per share of $4.00 for the year ended December 31, 2022, compared to net income of $56.62 million and diluted earnings per share of $2.93 for the year ended December 31, 2021. These results produced a return on average assets of 1.20 percent and 0.94 percent for 2022 and 2021, respectively, and a return on average shareholders’ equity of 14.02 percent and 10.56 percent for 2022 and 2021, respectively.

The increase in net income for 2022 was principally driven by the Company’s increased net interest income resulting from loan growth, continued margin expansion, wealth management fee income and increased SBA income. The earnings for 2022 included a $6.6 million loss on the sale of securities as a result of the Company's balance sheet repositioning. Margin expansion was driven by target Federal Funds being increased 400 basis points through 2022, which benefitted the yield on the Company's floating rate loan portfolio; while the Company managed the cost of interest-bearing liabilities so that it increased by a slower rate and a lower amount. Operating expenses increased by $7.6 million due to a full year of expenses associated with the July 2021 acquisition of Princeton Portfolio Strategies Group ("PPSG"), increased corporate and health insurance costs, hiring in line with the Company's strategic plan and normal merit increases. In addition, the Company recorded $201,000 of expense associated with consolidation of private banking offices, and $200,000 of expense related to accelerated restricted stock vesting related to one employee. 2021 expenses included $648,000 of accelerated expense related to the redemption of subordinated debt. The Company recorded swap valuation expense of $673,000 and $2.2 million in 2022 and 2021, respectively. Both 2022 and 2021 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on interest-earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest margin ("NIM") is calculated as net interest income as a percent of total interest-earning assets. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2022, 2021 and 2020 (on a fully tax-equivalent basis "FTE"):

Year Ended December 31, 2022
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$803,982	$13,854	1.72%
Tax-exempt (1)(2)	3,521	137	3.89
Loans (2)(3):
Mortgages	513,189	15,165	2.96
Commercial mortgages	2,478,891	87,488	3.53
Commercial	2,046,735	90,225	4.41
Commercial construction	12,600	533	4.23
Installment	36,685	1,447	3.94
Home Equity	37,755	1,656	4.39
Other	274	26	9.49
Total loans	5,126,129	196,540	3.83
Federal funds sold	—	—	0.13
Interest-earning deposits	171,491	2,763	1.61
Total interest-earning assets	6,105,123	213,294	3.49%
Noninterest-earning assets:
Cash and due from banks	8,046
Allowance for loan losses	(60,037)
Premises and equipment	23,312
Other assets	111,893
Total noninterest-earning assets	83,214
Total assets	$6,188,337
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,363,412	$17,861	0.76%
Money markets	1,253,032	6,113	0.49
Savings	162,396	26	0.02
Certificates of deposit - retail and listing service	397,128	2,971	0.75
Subtotal interest-bearing deposits	4,175,968	26,971	0.65
Interest-bearing demand - brokered	84,178	1,579	1.88
Certificates of deposit - brokered	29,778	942	3.16
Total interest-bearing deposits	4,289,924	29,492	0.69
Borrowed funds	26,631	600	2.25
Finance lease liability	5,241	250	4.77
Subordinated debt	132,839	5,453	4.10
Total interest-bearing liabilities	4,454,635	35,795	0.80%
Noninterest-bearing liabilities:
Demand deposits	1,107,943
Accrued expenses and other liabilities	96,331
Total noninterest-bearing liabilities	1,204,274
Shareholders’ equity	529,428
Total liabilities and shareholders’ equity	$6,188,337
Net interest income		$177,499
Net interest spread			2.69%
Net interest margin (4)			2.91%
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
4.
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2020
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$510,245	$8,782	1.72%
Tax-exempt (1)(2)	9,479	477	5.03
Loans (2)(3):
Mortgages	528,687	17,882	3.38
Commercial mortgages	1,958,262	64,541	3.30
Commercial	1,969,115	71,037	3.61
Commercial construction	5,932	295	4.97
Installment	51,007	1,532	3.00
Home Equity	53,853	1,940	3.60
Other	311	29	9.32
Total loans	4,567,167	157,256	3.44
Federal funds sold	102	—	0.25
Interest-earning deposits	504,753	968	0.19
Total interest-earning assets	5,591,746	$167,483	3.00%
Noninterest-earning assets:
Cash and due from banks	7,025
Allowance for loan losses	(61,401)
Premises and equipment	21,455
Other assets	219,287
Total noninterest-earning assets	186,366
Total assets	$5,778,112
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$1,742,846	$7,279	0.42%
Money markets	1,227,295	6,185	0.50
Savings	120,780	63	0.05
Certificates of deposit - retail and listing service	654,652	11,476	1.75
Subtotal interest-bearing deposits	3,745,573	25,003	0.67
Interest-bearing demand – brokered	143,388	2,773	1.93
Certificates of deposit – brokered	33,735	1,061	3.15
Total interest-bearing deposits	3,922,696	28,837	0.74
Borrowed funds	308,814	3,976	1.29
Finance lease liability	7,157	343	4.79
Subordinated debt	86,246	4,992	5.79
Total interest-bearing liabilities	4,324,913	38,148	0.88%
Noninterest-bearing liabilities:
Demand deposits	787,191
Accrued expenses and other liabilities	153,648
Total noninterest-bearing liabilities	940,839
Shareholders’ equity	512,360
Total liabilities and shareholders’ equity	$5,778,112
Net interest income		$129,335
Net interest spread			2.12%
Net interest margin (4)			2.31%

1.
Average balances for available for sale securities are based on amortized cost.
2.
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.
Loans are stated net of unearned income and include nonaccrual loans.
4.
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

For the years indicated in the table below, there were no "out-of-period items and adjustments." The effect of volume and rate changes on net interest income (on an FTE basis) for the periods indicated are shown below:

	Year Ended 2022 Compared with 2021			Year Ended 2021 Compared with 2020
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$(430)	$2,548	$2,118	$4,296	$(1,682)	$2,614
Loans	21,095	26,914	48,009	(1,588)	(7,137)	(8,725)
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(544)	2,762	2,218	(48)	(375)	(423)
Total interest income	$20,121	$32,224	$52,345	$2,660	$(9,194)	$(6,534)
LIABILITIES:
Checking	$903	$12,532	$13,435	$703	$(3,556)	$(2,853)
Money market	232	2,999	3,231	173	(3,476)	(3,303)
Savings	(5)	(44)	(49)	12	—	12
Certificates of deposit - retail	(681)	(406)	(1,087)	(2,478)	(4,940)	(7,418)
Certificates of deposit - brokered	(126)	10	(116)	2	(5)	(3)
Interest bearing demand brokered	(226)	84	(142)	(862)	(190)	(1,052)
Borrowed funds	(1,841)	1,968	127	(2,504)	(999)	(3,503)
Finance lease liability	(48)	(2)	(50)	(42)	(1)	(43)
Subordinated debt	(995)	(565)	(1,560)	3,159	(1,138)	2,021
Total interest expense	$(2,787)	$16,576	$13,789	$(1,837)	$(14,305)	$(16,142)
Net interest income	$22,908	$15,648	$38,556	$4,497	$5,111	$9,608

2022 compared to 2021

Net interest income, on a fully tax-equivalent basis, grew $38.6 million, or 28 percent, in 2022 to $177.5 million from $138.9 million in 2021. The net interest margin was 2.91 percent and 2.38 percent for the years ended December 31, 2022 and 2021, respectively, an increase of 53 basis points year over year. The growth in net interest income and NIM for the year ended December 31, 2022, when compared to 2021 was due to an increase in the yield on the average balance of interest-earning assets due to the current interest rate environment and an increase in average interest-earning assets of $265.4 million, or 5 percent, to $6.11 billion, offset by an increase in the average balance of interest-bearing liabilities of $81.7 million and an increase in the cost of interest-bearing liabilities of 30 basis points.

NIM also improved, as the Company executed a balance sheet reposition in the first quarter of 2022, whereby the Company added $250.0 million of multifamily loans, funded by the sale of $125.0 million of lower-yielding, like-duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an attractive earn-back period on the loss on sale of securities, with future net interest margin improving by four basis points, with no impact to tangible capital or tangible book value per share.

The increase in average interest-earning assets was driven by growth of $608.7 million in loans to $5.13 billion in 2022 from $4.52 billion in 2021 as the Company deployed excess liquidity as shown by a decrease of $306.0 million in interest-earning deposits to $171.5 million when comparing the year ended 2022 to 2021.

The growth in loans was driven by growth in commercial mortgages of $446.6 million to $2.48 billion in 2022 when compared to $2.03 billion in 2021 as part of the Company’s balance sheet repositioning executed during the first quarter of 2022 and the use of excess liquidity from the fourth quarter of 2022. Additionally, the average balance of commercial loans grew $165.1 million, or 9 percent, to $2.05 billion in 2022 when compared to $1.88 billion for 2021.

The average balance of investments was $807.5 million in 2022 compared to $844.8 million for 2021 which reflected a decrease of $37.3 million or 4 percent. During the first quarter of 2022, the Company executed a balance sheet reposition, which included the sale of $125.0 million of investments at lower yields to partially fund like duration, higher-yielding multifamily loans. Normal amortization of the portfolio coupled with the sale resulted in the slight decline in the portfolio.

For the 2022 and 2021 periods, the average yields earned on interest-earning assets were 3.49 percent and 2.76 percent, respectively, an increase of 73 basis points. The increase in yields on interest-earning assets was primarily due to the increase in target Federal Funds rate of 400 basis points. This resulted in an increase of yield on loans of 54 basis points to 3.83 percent for 2022. The yield on interest-earning deposits increased 150 basis points to 1.61 percent for 2022. Further, the balance of interest-earning deposits decreased significantly which helped to improve the average yield on interest-earning assets as the Bank utilized excess liquidity to originate loans and for security purchases during the latter half of 2022.

The average yield on total loans increased 54 basis points to 3.83 percent for 2022 compared to 3.29 percent for 2021. This increase was driven by an increase in yield on commercial loans of 87 basis points to 4.41 percent for 2022, due to an increase in target Federal Funds rate of 400 basis points during 2022 given these loans are typically floating rates with short repricing periods. The yield on commercial mortgages was 3.53 percent for 2022 compared to 3.11 percent for 2021 reflecting an increase of 42 basis points. This increase was due to the originations of loans with higher yields during 2022. In addition, 23 percent of our loans reprice within one month; 35 percent within three months and 45 percent within one year. The increases in the average balances of commercial loans and commercial mortgages were partially funded by the balance sheet repositioning completed in the first quarter of 2022 and the use of the Company's excess liquidity as seen by the decline in interest-earning deposits of $306.0 million when comparing the 2022 and 2021 period.

During 2022 and 2021, the Company recorded yield on investments of 1.73 percent and 1.41 percent, respectively. The increase in yield was due to the Company strategically purchasing higher yielding investments during 2022 in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-bearing liabilities totaled $4.45 billion for 2022 representing an increase of $81.7 million or 2 percent from $4.37 billion in 2021. The increase in interest-bearing liabilities reflected growth of interest-bearing deposits of $190.2 million to $4.29 billion in 2022 from $4.10 billion in 2021; offset by decreases in the average balance of borrowings of $83.4 million from $110.1 million in 2021 to $26.6 million in 2022 and $24.0 million in the average balance of subordinated debt to $132.8 million in 2022.

The increase in the average balance of interest-bearing deposits was due to growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits but including reciprocal funds discussed below) of $206.3 million to $4.18 billion for 2022 from $3.97 billion in 2021. The increase was due to an increase in retail deposits from our branch network; an increase in interest-bearing check deposits as maturing CDs shifted into these accounts; a focus on providing high-touch client service; new deposit relationships related to PPP; and a full array of treasury management products that support core deposit growth. This growth was partially offset by a decline of $16.1 million in the average balance of brokered deposits and $86.8 million in the average balance of retail CDs.

The Company is a participant in the Reich & Tang demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one of more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances were $662.0 million and $732.0 million for 2022 and 2021, respectively.

The decrease in borrowings of $83.4 million to $26.6 million for 2022 was principally due to the Company's participation in the Paycheck Protection Program Loan Facility in 2021 to fund PPP loans originations, which decreased due to PPP loan forgiveness that occurred during the latter part of 2021, offset by a slight increase in overnight borrowings.

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

The cost of interest-bearing liabilities was 80 basis points and 50 basis points for 2022 and 2021, respectively, reflecting an increase of 30 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 34 basis points to 69 basis points for 2022. Although the Federal Reserve raised target Federal Funds rate 400 basis points, the Company has been able to maintain lower deposit rates as our high touch client service has provided a competitive advantage in the pricing of our deposit accounts. The cost of borrowings increased by 182 basis points to 2.25 percent. The average cost of interest-bearing liabilities was also affected by a decline in the cost of subordinated debt of 37 basis points to 4.10 percent for 2022.

INVESTMENT SECURITIES: Investment securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity. These securities are carried at amortized cost. Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income as incurred.

At December 31, 2022, the Company had investment securities held to maturity with a carrying cost of $102.3 million and an estimated fair value of $87.2 million compared with a carrying cost of $108.7 million and an estimated fair value of $108.5 million at December 31, 2021.

At December 31, 2022, the Company had investment securities available for sale with an estimated fair value of $554.6 million compared with $796.8 million at December 31, 2021. The decrease was due to the sale of residential mortgage-backed securities and U.S. government-sponsored agencies of $121.2 million associated with a balance sheet repositioning executed in the first quarter of 2022. The decrease was also due to an increase in the unrealized loss due to the rising interest rate environment experienced during 2022. A net unrealized loss (net of income tax) of $81.0 million and a net unrealized gain (net of income tax) of $9.9 million were included in shareholders’ equity at December 31, 2022 and 2021, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $13.0 million and $14.7 million at December 31, 2022 and 2021, respectively. The Company recorded a $1.7 million unrealized loss in securities gains/losses, net, on the Consolidated Statements of Income for the year ended December 31, 2022, as compared to a $432,000 unrealized loss for the year ended December 31, 2021 related to the change in the market value of the equity security.

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2022, 2021 and 2020 are shown below:

	2022		2021		2020
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities - held to maturity:
U.S. government-sponsored agencies	$40,000	$35,437	$40,000	$39,982	$—	$—
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	62,291	51,750	68,680	68,478	—	—
Total investment securities - held to maturity	$102,291	$87,187	$108,680	$108,460	$—	$—
Investment securities - available for sale:
U.S. treasuries	$—	$—	$—	$—	$2,613	$2,613
U.S. government-sponsored agencies	244,774	190,542	280,045	272,221	84,424	83,771
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	372,471	325,738	481,062	476,974	467,915	476,058
SBA pool securities	31,934	27,427	40,649	39,561	49,457	49,129
State and political subdivision	1,866	1,849	5,431	5,476	7,987	8,089
Corporate bond	10,000	9,092	2,500	2,521	3,000	3,029
Total investment securities - available for sale	$661,045	$554,648	$809,687	$796,753	$615,396	$622,689
Total investment securities	$763,336	$641,835	$918,367	$905,213	$615,396	$622,689

The following table presents the contractual maturities and yields of debt securities held to maturity and available for sale as of December 31, 2022. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - held to maturity:
U.S. government-sponsored agencies	$—	$30,000	$10,000	$—	$40,000
	—%	1.47%	1.74%	—%	1.54%
Mortgage-backed securities-	$—	$—	$—	$62,291	$62,291
residential (1)	—%	—%	—%	1.76%	1.76%
Total investment securities - held to maturity	$—	$30,000	$10,000	$62,291	$102,291
	—%	1.47%	1.74%	1.76%	1.67%

Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$—	$113,321	$77,221	$190,542
	—%	—%	1.38%	1.79%	1.56%
Mortgage-backed securities-	$50,150	$8,695	$15,164	$251,729	$325,738
residential (1)	4.98%	2.86%	1.92%	2.43%	2.76%
SBA pool securities	$—	$—	$11,086	$16,341	$27,427
	—%	—%	1.81%	1.34%	1.52%
State and political subdivisions (2)	$1,849	$—	$—	$—	$1,849
	2.23%	—%	—%	—%	2.23%
Corporate bond	$—	$—	$9,092	$—	$9,092
	—%	—%	4.81%	—%	4.81%
Total investment securities - available for sale	$51,999	$8,695	$148,663	$345,291	$554,648
	4.88%	2.86%	1.66%	2.22%	2.28%
Total investment securities	$51,999	$38,695	$158,663	$407,582	$656,939
	4.88%	1.78%	1.68%	2.16%	2.22%
(1)
Shown using stated final maturity
(2)
Yields presented on a fully tax-equivalent basis, using a 21 percent federal income tax.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during 2022 was $171.5 million compared to $477.5 million in 2021.

LOANS: The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest and fee income. Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware. The Company also offers equipment financing loan and leases that are originated nationally. As of December 31, 2022, 42 percent of the total loan portfolio was concentrated in C&I loans (including equipment financing), 35 percent in multifamily loans and 12 percent in commercial mortgages.

Total loans were $5.29 billion and $4.81 billion at December 31, 2022 and 2021, respectively, an increase of $478.5 million, over the previous year. Multifamily mortgage loans were $1.86 billion at December 31, 2022, an increase of $268.0 million or 17 percent when compared to $1.60 billion at December 31, 2021 due to increased originations and the balance sheet repositioning executed in the first quarter of 2022. During 2022, commercial mortgages decreased $38.0 million due to increased paydowns compared to 2021. Commercial loans, which includes equipment financing, totaled $2.19 billion at December 31, 2022. This was an increase of $238.9 million, or 12 percent, when compared to December 31, 2021. The increase in commercial loans was due to higher levels of equipment financing originations, which resulted in origination growth of $210.2 million to $965.6 million for 2022.

The Company originates loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up and smaller businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio. During 2022, the Bank sold $56.0 million of the guaranteed portion of SBA loans into the secondary market. As of December

31, 2022, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $40.6 million and is included in commercial loans.

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2022:

			After 5 But
	Within	After 1 But	Within	After
(In thousands)	One Year	Within 5 Years	15 Years	15 Years	Total
Residential mortgage	$5,859	$11,800	$423,873	$84,224	$525,756
Commercial mortgage (including multifamily)	96,016	565,380	68,579	1,758,565	2,488,540
Commercial loans (including equipment financing)	380,626	1,151,552	76,306	585,610	2,194,094
Commercial construction	4,042	—	—	—	4,042
Home equity lines of credit	953	—	33,314	229	34,496
Consumer and other loans	1,045	3,115	29,571	4,587	38,318
Total loans	$488,541	$1,731,847	$631,643	$2,433,215	$5,285,246

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$239,479	$280,418
Commercial mortgage (including multifamily)	221,552	2,170,972
Commercial loans	882,942	930,526
Consumer loans	5,832	31,441
Home equity loans	—	33,543
Total loans	$1,349,805	$3,446,900

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2022 is as follows:

(Dollars in thousands)
New York	$1,015,576	55%
New Jersey	585,598	31
Pennsylvania	228,444	12
Delaware	34,297	2
Total Multifamily	$1,863,915	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania		Delaware
Essex County	29%	Bronx County	48%	Philadelphia County	61%	New Castle County	84%
Hudson County	23	Kings County	25	Lehigh County	12	York County	16%
Union County	19	New York County	18	York County	10
Morris County	8	Westchester County	5	Lycoming County	4
Bergen County	6	All other NY counties	4	Bucks County	3
Monmouth County	3			Warren County	3
Passaic County	3			All other PA counties	7
All other NJ counties	9

Total	100%	Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2022 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$79,134	29%
Industrial (including Warehouse)	61,895	23
Medical Offices	44,179	16
Retail Buildings/Shopping Centers	25,884	10
Other Owner Occupied CRE Properties	60,917	22
Total Owner Occupied CRE Loans	$272,009	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2022 are as follows. These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Healthcare	$322,232	31%
Retail Buildings/Shopping Centers	229,588	22
Office Buildings/Office Condominiums	101,975	10
Hotels and Hospitality	93,248	9
Industrial (including Warehouse)	60,371	6
Medical Offices	40,818	4
Mixed Use (Commercial/Residential)	57,270	5
Mixed Use (Retail/Office)	28,883	3
Other Non-Owner Occupied CRE Properties	109,740	10
Total Non-Owner Occupied CRE Loans	$1,044,125	100%

At December 31, 2022 and 2021, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance. The following table presents such concentration levels at December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	251%	237%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	141	149

Total CRE concentration	392%	386%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL: At December 31, 2022 and 2021, goodwill remained $36.2 million. The Bank intends to continue to grow its wealth management business through growth in existing relationships, attraction of new clients and acquisitions, which could result in additional goodwill.

DEPOSITS: At December 31, 2022 and 2021, the Company reported total deposits of $5.21 billion and $5.27 billion, a decrease of $61.0 million, or 1 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company had large deposit outflows of $142 million in the second half of 2022, which included several large relationships strategically utilizing their funds, including transferring funds to our Wealth Management business, acquisitions, further investing in their business, and purchasing real estate and other investments. The Company’s average deposits for 2022 increased $338.2 million, or 7 percent, over 2021 average levels to $5.40 billion. The Company saw the largest average balance growth in noninterest-bearing demand and interest-bearing checking balances. During the third quarter of 2022, the Company successfully migrated $287 million of interest-bearing checking into noninterest-bearing demand deposits, partially offset by clients utilizing funds for business operations. The average balance growth in customer deposits (excluding brokered CDs and brokered interest-bearing demand deposits, but including reciprocal funds discussed below) was driven by several factors including an increase in retail deposits from our branch network; a focus on providing high-touch client service; new deposit relationships related to our participation in the PPP; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•
Growth in deposits associated with its private banking relationships, including lending activities; and
•
Business and personal core deposit generation, particularly noninterest-bearing demand and checking.

The Company continues to maintain brokered interest-bearing demand deposits matched to interest rate swaps, thereby extending their duration. Such deposits are generally a more cost-effective alternative to wholesale borrowings and do not require pledging of collateral, as the borrowings do. These deposits decreased $25.0 million to $60.0 million at December 31, 2022 from $85.0 million at the same period in 2021. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. At December 31, 2022, the Company had transacted pay fixed, receive floating interest rate swaps totaling $390.0 million in notional amount, which included $100.0 million of forward-starting swaps for interest rate risk management purposes.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2022		2021		2020
Noninterest-bearing demand	$1,107,943	—%	$959,912	—%	$787,191	—%
Checking	2,363,412	0.76	2,078,658	0.21	1,742,846	0.42
Savings	162,396	0.02	146,210	0.05	120,780	0.05
Money markets	1,253,032	0.49	1,260,865	0.23	1,227,295	0.50
Certificates of deposit - retail and listing service	397,128	0.75	483,889	0.84	654,652	1.75
Interest-bearing
Demand - brokered	84,178	1.88	96,301	1.79	143,388	1.93
Certificates of deposit - brokered	29,778	3.16	33,790	3.13	33,735	3.15
Total deposits	$5,397,867	0.55%	$5,059,625	0.28%	$4,709,887	0.61%

Reciprocal deposits of $620.1 million, $647.8 million and $652.5 million are included in the Company’s interest-bearing checking deposits as of December 31, 2022, 2021, and 2020, respectively.

At December 31, 2022, the Company does carry deposits that exceed the FDIC insurance limit of $250,000. At December 31, 2022, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table shows the maturity for certificates of deposit of $250,000 or more as of December 31, 2022 (in thousands):

Three months or less	$6,715
Over three months through six months	7,661
Over six months through twelve months	43,673
Over twelve months	33,081
Total	$91,130

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank (the "FHLB").

	As of December 31,
(Dollars in thousands)	2022	2021	2020
Amount outstanding at end of the year	$379,530	$—	$192,086
Weighted average interest rate end of the year	4.61%	—%	0.35%
Average daily balance during the year	$26,631	$110,077	$308,814
Weighted average interest rate during the year	2.25%	0.43%	1.29%
Maximum month-end balance during the year	$379,530	$186,115	$655,837

At December 31, 2022 the Company had $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent compared to no overnight borrowings at December 31, 2021 or 2020.

The Company prepaid $105.0 million of FHLB advances, which had a weighted-average interest rate of 3.20 percent resulting in a prepayment penalty of $4.8 million, during 2020. The repayment of the FHLB advances was expected to provide a benefit to interest expense greater than the prepayment penalty over the remaining life of the advances.

The Company had borrowings from the PPPLF of $177.1 million at December 31, 2020. The borrowings had a rate of 0.35 percent, primarily all of which had a two-year maturity. The Company utilized the PPPLF to fund PPP loan production.

At December 31, 2022, unused short-term or overnight borrowing commitments totaled $1.5 billion from the FHLB, $22.0 million from correspondent banks and $1.8 billion from the Federal Reserve Bank.

SUBORDINATED DEBT: In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

The Company used the proceeds from the issuance of the 2020 Notes to refinance then-outstanding debt, for stock repurchases, acquisitions of wealth management firms, as well as other general corporate purposes.

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

ALLOWANCE FOR CREDIT LOSSES AND RELATED PROVISION: The allowance for credit losses was $60.8 million at December 31, 2022 compared to $61.7 million at December 31, 2021. The decline in the allowance for credit losses ("ACL") was primarily due to the Day 1 reduction of $5.5 million recorded in connection with the implementation of CECL on January 1, 2022, and net charge-offs of $1.2 million partially offset by the 2022 provision for credit losses of $6.4 million. At December 31, 2022, the allowance for credit losses as a percentage of total loans outstanding was 1.15 percent compared to 1.28 percent at December 31, 2021. The provision for credit losses was $6.4 million for 2022, $6.5 million for 2021 and $32.4 million for 2020. The allowance for credit loss ratio declined due to the Day 1 reduction and a 2022 provision for credit losses based on 2022 loan growth in lower risk segments that carry lower ACL coverage.

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

a)
Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case-by-case basis, the Bank will lend in additional states. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value and up to 97 percent with private mortgage insurance. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount. On primary residences and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $1,089,300 for retail customers to 75 percent for loan amounts to $3 million for customers of our wealth management business line. For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $726,200 for retail customers to 65 percent for loan amounts to $3 million for wealth customers. Loans greater than $3 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that address and mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than seven years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)
Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one to four family properties in the Tri-State area. Junior lien loans can be either in the form of an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an automated valuation model on all JLLs and lines up to $250,000 and obtains an independent appraisal of the subject property on all applications exceeding $250,000. LTVs and combined LTVs are capped at 75 percent for JLLs and 80 percent for home equity lines of credit, if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that address and mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.
c)
Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2022, the average property size in the portfolio was 45 units.

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

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 59 percent at December 31, 2022 based on appraisals at the time of origination. The majority of all new originations have a ten-year maturity with a repricing of the interest rate after five years.

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

d) Owner-Occupied Real Estate Loans. The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania.

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

e)
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

h) Construction. The Bank provides commercial construction loans for properties located in the Tri-state area. Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

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

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326) which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance for Management's estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management's assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, nature and volume of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, among others. The allowance is available for any loan that, in Management's judgment, should be charged off.

The adoption of CECL resulted in a day 1 reduction of $5.5 million. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes less qualitative factors as it uses economic factors and considers relevant available information from internal and external sources related to past events and calculates losses based on discounted cash flows on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table presents the credit loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2022	2021	2020	2019	2018
Average loans outstanding	$5,105,200	$4,494,473	$4,552,358	$4,035,603	$3,762,322
Allowance for credit losses at beginning of year (A)	$61,697	$67,309	$43,676	$38,504	$36,440
Day one CECL adjustment	(5,536)	—	—	—	—
Loans charged-off during the period:
Residential mortgage	—	12	559	80	138
Commercial mortgage	1,450	7,137	1,485	—	1,632
Commercial	—	5,019	7,132	—	110
Home equity lines of credit	3	—	—	—	—
Consumer and other	53	80	27	55	68
Total loans charged-off	1,506	12,248	9,203	135	1,948
Recoveries during the period:
Residential mortgage	15	—	373	205	160
Commercial mortgage	—	—	31	996	70
Commercial	254	66	17	92	218
Home equity lines of credit	—	85	11	10	10
Consumer and other	2	10	4	4	4
Total recoveries	271	161	436	1,307	462
Net charge-offs/(recoveries)	1,235	12,087	8,767	(1,172)	1,486
Provision charge to expense	5,903	6,475	32,400	4,000	3,550
Allowance for credit losses at end of year	$60,829	$61,697	$67,309	$43,676	$38,504

Ratios:
Allowance for credit losses/total loans (B)	1.15%	1.28%	1.54%	0.99%	0.98%
Allowance for loans collectively evaluated/total loans (B)	1.12%	1.20%	1.48%	0.93%	0.97%
Nonaccrual loans/total loans (B)	0.36%	0.32%	0.26%	0.66%	0.65%
Allowance for credit losses/ total nonperforming loans	320.59%	396.18%	589.91%	151.23%	149.73%
Net charge offs/average loans:
Residential mortgage	0.00%	0.00%	0.00%	-0.01%	0.00%
Commercial mortgage	0.03%	0.16%	0.03%	-0.02%	0.04%
Commercial	0.00%	0.11%	0.16%	0.00%	0.00%
Home equity lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer and other	0.00%	0.00%	0.00%	0.00%	0.00%
Total net charge offs/average loans	0.02%	0.27%	0.19%	-0.03%	0.04%

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology. Provision to roll forward the ACL excludes a provision of $450,000 at December 31, 2022 related to off-balance sheet commitments.
(B)
The December 31, 2022, 2021 and 2020 ACL coverage ratios include PPP loans of $1.7 million, $13.8 million and $195.6 million, respectively.

The following table shows the allocation of the allowance for credit losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2022	Loans	2021	Loans	2020	Loans	2019	Loans	2018	Loans
Residential	$3,048	10.7	$1,520	11.3	$3,138	13.0	$2,231	14.6	$3,685	17.1
Commercial and other	57,244	88.5	59,962	87.8	63,892	86.0	41,149	84.1	34,435	81.2
Consumer and other	537	0.8	215	0.9	279	1.0	296	1.3	384	1.7
Total	$60,829	100.0	$61,697	100.0	$67,309	100.0	$43,676	100.0	$38,504	100.0

The allowance for credit losses as of December 31, 2022 totaled $60.8 million compared to $61.7 million at December 31, 2021. The allowance for credit losses as a percentage of loans was 1.15 percent as of December 31, 2022 and 1.28 percent as of December 31, 2021. The provision for credit losses for 2022 totaled $6.4 million, which included a provision for off-balance sheet commitments of $450,000 compared with $6.5 million for 2021. The Company believes that the allowance for credit losses as of December 31, 2022, represents a reasonable estimate for probable incurred losses in the portfolio at that date.

The portion of the allowance for credit losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $59.3 million at December 31, 2022 and $57.5 million at December 31, 2021. General reserves at December 31, 2022 represented 1.12 percent of loans collectively evaluated for impairment compared to 1.20 percent at December 31, 2021. The specific reserves on individually evaluated loans were $1.5 million at December 31, 2022 compared to $4.2 million at December 31, 2021. Specific reserves were largely attributable to a $1.2 million reserve associated with one commercial real estate loan with a large retail component totaling $11.2 million at December 31, 2022.

The allowance for credit losses as a percentage of nonperforming loans decreased to 320.59 percent due to an increase in nonperforming loans and the CECL Day 1 adjustment of $5.5 million. Nonperforming loans increased from $15.6 million to $19.0 million during the year. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans. As a result, the allowance for credit losses does not always change proportionately with changes in nonperforming loans. The Company charged off $1.5 million on loans identified as collateral-dependent individually evaluated loans during 2022 and $12.2 million on loans identified as collateral-dependent impaired loans during 2021, which included a $7.1 million charge-off of the specific reserve on the above mentioned commercial real estate loan.

ASSET QUALITY: The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2022	2021	2020	2019	2018
Loans past due 30-89 days (1)	$7,592	$8,606	$5,053	$1,910	$1,099

Troubled debt restructured loans	$14,318	$3,575	$4,247	$28,178	$24,801
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (2)	18,974	15,573	11,410	28,881	25,715
Total nonperforming loans	18,974	15,573	11,410	28,881	25,715
Other real estate owned	116	—	50	50	—
Total nonperforming assets	$19,090	$15,573	$11,460	$28,931	$25,715

Ratios:
Total nonperforming loans/total loans	0.36%	0.32%	0.26%	0.66%	0.65%
Total nonperforming loans/total assets	0.30	0.26	0.19	0.56	0.56
Total nonperforming assets/total assets	0.30	0.26	0.19	0.56	0.56

(1)
Includes $4.5 million outstanding to U.S. governmental entities at December 31, 2022. Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and at the lessee/borrower at December 31, 2021.
(2)
The increase in nonaccrual loans in 2021 was due to one large CRE loan with a retail component located in Manhattan. The decrease in nonaccrual loans for 2020 was due to the transfer of several commercial and residential loans totaling $18.5 million to held for sale. The higher balance of nonaccrual loans in 2019 and 2018 was due to the addition of one healthcare real estate secured loan, totaling $14.5 million with a $1.0 million reserve, as of December 31, 2020.

At December 31, 2022, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

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

Under this revised guidance, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest for periods ranging from 90 to 180 days. As of December 31, 2022, all of these loans resumed contractual payments and were removed from deferral status.

TROUBLED DEBT RESTRUCTURINGS: The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2022 and 2021:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2022	Relationships	2021	Relationships
Primary residential mortgage	$1,366	9	$1,468	9
Junior lien loan on residence	15	1	18	1
Investment commercial real estate	11,208	1	—	—
Commercial and industrial	1,729	1	2,089	2
Total	$14,318	12	$3,575	12

At December 31, 2022, there were $13.4 million of troubled debt restructured loans included in nonaccrual loans compared to $1.1 million at December 31, 2021. At December 31, 2022, $13.2 million troubled debt restructured loans are considered and included in the individually evaluated loans and had specific reserves of $1.2 million. All $3.6 million of troubled debt restructured loans are considered and included in impaired loans at December 31, 2021. There was no allowance allocated to troubled debt restructured loans at December 31, 2021.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2022 or December 31, 2021 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Loans individually evaluated for impairment totaled $16.7 million and $18.1 million at December 31, 2022 and 2021, respectively. Individually evaluated loans include nonaccrual loans of $15.8 million and $15.6 million at December 31, 2022 and 2021, respectively. Individually evaluated loans also include accruing troubled debt restructuring loans of $150,000 at December 31, 2022 and $2.5 million at December 31, 2021.

The following table presents impaired loans, by collateral type, at December 31, 2022 and 2021:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2022	Relationships	2021	Relationships
Primary residential mortgage	$374	3	$2,242	14
Junior lien loan on residence	—	—	18	1
Owner-occupied commercial real estate	—	—	458	2
Investment commercial real estate	11,208	1	12,750	1
Commercial and industrial	3,385	7	—	—
Lease financing	1,765	4	2,584	4
Total	$16,732	15	$18,052	22
Specific reserves, included in the allowance for loan losses	$1,507		$4,234

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2022, the Company had unfunded commitments of $11.3 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2022.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$12,299	$1,095	$—	$—	$13,394
Performance letters of credit	2,673	4,084	—	—	6,757
Interest rate lock commitments-residential mortgages	21,549	—	—	—	21,549
Total letters of credit	$36,521	$5,179	$—	$—	$41,700

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Service charges and fees	$4,225	$3,697	$3,155	$528	$542
Bank owned life insurance	1,243	1,696	1,273	(453)	423
Loan fee income	4,759	1,646	1,339	3,113	307
Gains on loans held for sale at fair value (mortgage banking)	483	2,194	3,266	(1,711)	(1,072)
Loss on securities sale, net	(6,609)	—	—	(6,609)	—
Fair value adjustment for CRA equity security	(1,700)	(432)	281	(1,268)	(713)
Fee income related to loan level, back-to-back swaps	293	—	1,620	293	(1,620)
Gains on loans held for sale at lower of cost or fair value	—	1,142	7,426	(1,142)	(6,284)
Gain on sale of SBA loans	6,765	4,939	1,766	1,826	3,173
Corporate advisory fee income	1,704	3,483	265	(1,779)	3,218
Loss on swap termination	—	(842)	—	842	(842)
Other income	603	1,733	508	(1,130)	1,225
Total other income	$11,766	$19,256	$20,899	$(7,490)	$(1,643)

2022 compared to 2021

The Company recorded total other income, excluding wealth management fee income, of $11.8 million in 2022, reflecting a decrease of $7.5 million, or 39 percent, compared to 2021 levels. The decrease for 2022 was primarily attributable to a $6.6 million loss on securities sale.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2022 increased by $1.8 million to $6.8 million for 2022 compared to $4.9 million in 2021. The 2022 period has benefitted from the addition of an SBA team hired by the Company in the fourth quarter of 2021 offset by slightly higher market volatility, which has resulted in lower sale premiums.

The Company recorded corporate advisory fee income of $1.7 million for 2022 compared to $3.5 million for 2021. 2022 included one major corporate advisory/investment banking acquisition transaction while 2021 had two of these events. These transactions tend to be larger and take longer to complete.

The Company recorded $293,000 of fee income related to loan level, back-to-back swaps during the twelve months ended December 31, 2022. There were no fees of this type recorded during 2021. The program provides a borrower with a degree of interest rate protection on a variable rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

Income from the back-to-back swap, corporate advisory fee income and SBA programs are dependent on volume, and thus are not linear from year to year, as some years will be higher or lower than others.

Income from the sale of newly originated residential mortgages loans decreased $1.7 million to $483,000 for the year ended December 31, 2022 when compared to $2.2 million for the same period in 2021. This decrease was a result of the decreased volume of residential mortgage loans originated for sale during 2022 due to a slowdown in refinance and home purchase activity in the current interest rate environment.

Other income for 2022 included a $6.6 million loss on the sale of securities due to the Company's balance sheet repositioning in the first quarter of 2022, by selling lower-yielding securities and replacing them with higher-yielding like duration multifamily loans, executed during the first quarter. The Company repositioning has improved the NIM with no impact to tangible capital or tangible book value per share.

During the twelve months ended December 31, 2022, the Company recorded a $1.7 million negative fair value adjustment for CRA equity securities compared to $432,000 for 2021. The increase in the negative fair value adjustment was due to the higher interest rate environment experienced in 2022.

Loan fee income included $2.2 million of unused commercial credit line fees in 2022 compared to $655,000 for 2021. Additionally, the Company recorded $1.3 million of income by the Equipment Finance Division related to equipment transfers to lessees compared to none in 2021.

The twelve months ended December 31, 2022 included a gain on sale of property of $275,000 associated with the closing of retail branches. The Company recorded $25,000 of additional income related to the net life insurance death benefit under its bank owned life insurance (“BOLI”) policies during 2022 compared to $455,000 for the 2021 period. The Company sold loans issued under the PPP totaling $56.5 million during 2021 resulting in a gain on sale of loans of $1.1 million. In addition, the Company sold problem loans totaling $6.7 million resulting in a gain on sale of loans of $282,000 and residential loans totaling $12.2 million resulting in a gain on sale of loans of $362,000. During the year ended December 31, 2021, the Company recorded a $1.1 million gain on sale on the sale of $57 million of PPP loans to a third party. No such loans were sold in 2022. Additionally, the Company recorded $886,000 of fee income related to the referral of PPP loans. During 2021, the Company recognized a loss on the termination of $842,000 for two interest rate swaps that had a notional value of $40 million with a weighted average cost of 1.50 percent. The twelve months ended December 31, 2021 included a gain on sale of an other real estate owned (“OREO”) property of $51,000.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Compensation and employee benefits	$89,476	$81,864	$77,516	$7,612	$4,348
Premises and equipment	18,719	17,165	16,377	1,554	788
FDIC assessment	1,939	2,071	1,975	(132)	96
Other operating expenses:
Professional and legal fees	5,062	5,343	4,099	(281)	1,244
Telephone	1,460	1,323	1,432	137	(109)
Advertising	1,882	1,288	1,631	594	(343)
Amortization of intangible assets	1,569	1,598	1,287	(29)	311
Branch restructure	201	228	488	(27)	(260)
FHLB prepayment penalty	—	—	4,784	—	(4,784)
Valuation allowance loans held for sale	—	—	4,425	—	(4,425)
Swap valuation allowance	673	2,243	—	(1,570)	2,243
Write-off of subordinated debt costs	—	648	—	(648)	648
Other operating expenses	12,819	12,396	10,945	423	1,451
Total operating expense	$133,800	$126,167	$124,959	$7,633	$1,208

2022 compared to 2021

Operating expenses totaled $133.8 million in 2022, compared to $126.2 million in 2021, reflecting an increase of $7.6 million, or 6 percent. Increased operating expenses in 2022 were principally attributable to: (1) a compensation and employee benefits increase of $7.6 million which includes a full year of expenses related to the acquisition of PPSG completed on July 1, 2021, increased corporate and health insurance costs, hiring in line with the Company’s strategic plan and normal annual merit increases, $200,000 of expense related to accelerated restricted stock vesting related to one employee; and (2) $201,000 of expense associated with the consolidation of private banking offices. The Company recorded swap valuation expense of $673,000 and $2.2 million in 2022 and 2021, respectively. The reduction in the swap valuation allowance during 2022 was primarily due to the reduction in borrower exposure to swap breakage, which is a function of the current rate environment. Both 2022 and 2021 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank. The 2021 period included $648,000 of accelerated expense related to the redemption of subordinated debt.

INCOME TAXES: Income tax expense for the year ended December 31, 2022 was $28.1 million as compared to $21.0 million for 2021. The effective tax rate for the year ended December 31, 2022 was 27.45 percent as compared to 27.09 percent for the year ended December 31, 2021. The year ended December 31, 2022 included $750,000 of income tax expense

(net of Federal benefit) related to the recent approval of legislation that changed the nexus standard for a New York City business tax.

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

The Company’s capital position during 2022 was benefitted by net income of $74.2 million which was offset by the purchase of shares of $32.7 million through the Company’s stock repurchase program and a change in unrealized loss on securities, net of tax of $71.1 million.

The Company employs quarterly capital stress testing – adverse case and severely adverse case. In the most recent completed stress test on September 30, 2022, under severely adverse case, no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a Pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

At December 31, 2022, the Company’s GAAP capital as a percent of total assets was 8.39 percent. At December 31, 2022, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 8.90 percent, 11.02 percent, 11.02 percent and 14.73 percent, respectively. At December 31, 2022, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 10.85 percent, 13.45 percent, 13.45 percent and 14.67 percent, respectively. The Company’s and the Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

As a result of the enacted Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the new Community Bank Leverage Ratio at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.85 percent at December 31, 2022.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total capital
(to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital
(to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I
(to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital
(to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

As of December 31, 2021:
Total capital
(to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital
(to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I
(to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital
(to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total capital
(to risk-weighted assets)	$745,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital
(to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I
(to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital
(to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

As of December 31, 2021:
Total capital
(to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital
(to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I
(to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital
(to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased through the Plan in both 2022 and 2021 were purchased in the open market.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $190.1 million at

December 31, 2022. In addition, the Company had $554.6 million in securities designated as available for sale at December 31, 2022. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $453.7 million and $102.3 million, as of December 31, 2022, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $49.6 million of that total is actually encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of December 31, 2022, the Company had approximately $1.5 billion of secured funding available from the FHLB and had $1.8 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits decreased $25.0 million to $60.0 million at December 31, 2022. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of December 31, 2022, the Company has transacted pay fixed, receive floating interest rate swaps totaling $390.0 million in notional amount, which includes $100.0 million of forward-starting swaps.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. In December 2020, the Company issued the 2020 Notes to certain institutional investors and retained $98.2 million of proceeds. At December 31, 2022, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $8.5 million.

Management believes the Company’s liquidity position and sources were adequate at December 31, 2022.

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

PEAPACK PRIVATE: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services. Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Peapack Private’s performance for the years ended December 31, 2022, 2021 and 2020.

	Years Ended December 31,			Change
(In thousands)	2022	2021	2020	2022 vs 2021	2021 vs 2020
Total fee income	$54,651	$52,987	$40,861	$1,664	$12,126

Compensation and benefits (included in
Operating Expenses section above)	27,501	24,894	23,472	2,607	1,422

Other operating expense (included in
Operating Expenses section above)	13,021	13,020	11,718	1	1,302

Assets under management and/or
administration (AUM) (market value)	9.9 billion	11.1 billion	8.8 billion

2022 compared to 2021

The market value of assets under management and/or administration (“AUM”) at December 31, 2022 and 2021 was $9.9 billion and $11.1 billion, respectively, a decrease of 11 percent, primarily due to the decline in the value of equity securities during the year. This includes assets held at the Bank at December 31, 2022 and 2021 of $372.5 million and $275.6 million, respectively. Effective December 18, 2020, the Bank completed the hires of the teams from Lucas, based in Red Bank, New Jersey, and from Noyes, based in New Vernon, New Jersey, which combined contributed approximately $400 million of AUM/AUA at the time of acquisition. Effective July 1, 2021, the Bank closed on the acquisition of PPSG, a registered investment advisor headquartered in Princeton, New Jersey, which contributed approximately $520 million of AUM/AUA at the time of acquisition.

Peapack Private management fees increased $1.7 million, or 3 percent, to $54.7 million for the year ended December 31, 2022 from $53.0 million in 2021. The growth in fee income was due to the acquisitions noted above and new business partially offset by negative market performance and normal levels of disbursements and outflows.

Peapack Private expenses increased to $40.5 million for the year ended December 31, 2022 from $37.9 million for 2021, an increase of $2.6 million, or 7 percent. Other operating expenses were flat for the year ended 2022 when compared to 2021. Compensation and benefits expense totaled $27.5 million and $24.9 million for the years ended December 31, 2022 and 2021, respectively, increasing $2.6 million or 10 percent.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and acquisitions which include a full year of expenses of PPSG in 2022. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

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
•
Utilize medium to longer-term certificates of deposit and/or wholesale borrowings to extend liability duration;
•
Utilize interest rate swaps to extend liability duration;
•
Utilize a loan level / back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;

•
Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $290.0 million as of December 31, 2022. The Company's interest rate swaps include $100.0 million of forward starting swaps that extend swaps set to mature in 2023 for an additional five years.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of December 31, 2022, $612.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2022. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2022.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2022, net interest income would decrease approximately 0.2 percent for year 1 and increase 2.7 percent for year 2, compared to a flat interest rate scenario. The Company's interest rate sensitivity models indicate that the Company is slightly liability sensitive at December 31, 2022 as net interest income would remain relatively flat in a rising rate environment.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2022, net interest income for year 1 would increase approximately 0.4 percent, when compared to a flat interest rate scenario. In year 2, this sensitivity improves to an increase of 5.7 percent, when compared to a flat interest rate scenario.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2022.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$766,221	$(61,956)	(7.48)%	13.08%	(41)
+100	795,791	(32,386)	(3.91)	13.27	(22)
Flat interest rates	828,177	—	—	13.49	—
-100	892,228	64,051	7.73	14.11	62
-200	894,707	66,530	8.03	13.87	38

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

The Company’s interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2022, and that net interest income would be expected to increase in a rising rate environment but decline in a falling rate environment.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Explanatory Paragraph – Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2022 due to the adoption of ASC 326, Financial Instruments – Credit Losses.

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

Allowance for Credit Losses – Pooled Loans

As described in Notes 1 and 4 and the explanatory paragraph above, the Company adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2022, using the modified retrospective method. In doing so, the Company recorded an increase to retained earnings of $3.9 million, net of tax, for the cumulative effect of adopting ASC 326, as noted in the Consolidated Statements of Changes in Shareholders’ Equity, which included $5.5 million for the allowance for credit losses (“ACL”) on loans. The 2022 provision for credit losses was $6.4 million, $5.9 million of which related to the ACL on loans. As of December 31, 2022, the ACL on loans was $60.8 million. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. The measurement is based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses.

Management employs a process and methodology to estimate the ACL on pooled loans that evaluated both the quantitative and qualitative factors. The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loans that share similar characteristics.

For pooled loans, the Company utilizes a discounted cash flow (“DCF”) methodology to estimate credit losses. The DCF Model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These factors are susceptible to change, which may be significant.

We identified auditing the ACL on pooled loans as a critical audit matter because the methodology to determine the estimate for credit losses significantly changed upon adoption of ASC 326, including the application of new accounting policies, the use of subjective judgments in the qualitative allocation and changes made to the loss estimation models. Performing audit procedures to evaluate the implementation and subsequent application of ASC 326 for loans involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel and valuation specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the design and operating effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o
The selection and application of new accounting policies.
o
Data, judgments and calculations used to determine the qualitative loss factors.
o
Information technology general controls and application controls related to financial systems used in the ACL process.

o
Problem loan identification and delinquency monitoring.
o
Management’s evaluation of qualitative loss factors.
•
Substantively testing management’s process, for developing the ACL on pooled loans, which included:
o
Evaluating the appropriateness of the Company’s accounting policies, judgments and elections involved in the adoption of ASC 326.
o
Testing the mathematical accuracy of the ACL calculation.
o
Utilizing internal specialists to perform procedures to assist in evaluating the relevance of macroeconomic loss drivers.
o
Testing the relevance and reliability of the data used in the qualitative allocation
o
Evaluating the reasonableness of management’s judgments related to the qualitative loss factors to determine if the loss factors are calculated in accordance with management’s policies and were consistently applied from the point of adoption to year end.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 13, 2023

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2022	2021
ASSETS
Cash and due from banks	$5,937	$5,929
Federal funds sold	—	—
Interest-earning deposits	184,138	140,875
Total cash and cash equivalents	190,075	146,804
Securities held to maturity (fair value $87,187 at December 31, 2022 and $108,460 at December 31, 2021)	102,291	108,680
Securities available for sale	554,648	796,753
CRA equity security, at fair value	12,985	14,685
FHLB and FRB stock, at cost (1)	30,672	12,950
Loans held for sale, at fair value	—	3,040
Loans held for sale, at lower of cost or fair value	15,626	34,051
Loans	5,285,246	4,806,721
Less: allowance for credit losses (2)	60,829	61,697
Net loans	5,224,417	4,745,024
Premises and equipment	23,831	23,044
Other real estate owned	116	—
Accrued interest receivable	25,157	21,589
Bank owned life insurance	47,147	46,663
Goodwill	36,212	36,212
Other intangible assets	11,121	12,690
Finance lease right-of-use assets	2,835	3,582
Operating lease right-of-use assets	12,873	9,775
Other assets	63,587	62,451
Total assets	$6,353,593	$6,077,993
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,246,066	$956,482
Interest-bearing deposits:
Checking	2,143,611	2,287,894
Savings	157,338	154,914
Money market accounts	1,228,234	1,307,051
Certificates of deposit - retail	318,573	409,608
Certificates of deposit - listing service	25,358	31,382
Subtotal deposits	5,119,180	5,147,331
Interest-bearing demand – Brokered	60,000	85,000
Certificates of deposit - Brokered	25,984	33,818
Total deposits	5,205,164	5,266,149
Short-term borrowings	379,530	—
Finance lease liabilities	4,696	5,820
Operating lease liabilities	13,704	10,111
Subordinated debt, net	132,987	132,701
Deferred tax liabilities, net	15,432	39,322
Accrued expenses and other liabilities	69,100	77,502
Total liabilities	5,820,613	5,531,605
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,007,350 at December 31, 2022 and 20,656,810 at December 31, 2021; outstanding shares, 17,813,451 at December 31, 2022 and 18,393,888 at December 31, 2021)	17,513	17,220
Surplus	338,706	332,358
Treasury stock at cost (3,193,899 shares at December 31, 2022 and 2,262,922 shares at December 31, 2021)	(97,826)	(65,104)
Retained earnings	348,798	274,288
Accumulated other comprehensive loss	(74,211)	(12,374)
Total shareholders’ equity	532,980	546,388
Total liabilities and shareholders’ equity	$6,353,593	$6,077,993

(1) FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

(2) Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss ("CECL") methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2022	2021	2020
INTEREST INCOME
Loans, including fees	$195,197	$147,814	$155,790
Taxable securities	13,854	11,577	8,782
Tax-exempt securities	61	131	210
Interest-earning deposits	2,763	545	968
Total interest income	211,875	160,067	165,750
INTEREST EXPENSE
Savings and interest-bearing deposit accounts	24,000	7,383	13,527
Certificates of deposit	2,970	4,058	11,476
Borrowed funds	600	473	3,976
Finance lease liability	251	300	343
Subordinated debt	5,453	7,013	4,992
Subtotal – interest expense	33,274	19,227	34,314
Interest-bearing demand - brokered	1,579	1,721	2,773
Interest on certificates of deposits – brokered	942	1,058	1,061
Total interest expense	35,795	22,006	38,148
Net interest income before provision for credit losses	176,080	138,061	127,602
Provision for credit losses (1)	6,353	6,475	32,400
Net interest income after provision for credit losses	169,727	131,586	95,202
OTHER INCOME
Wealth management fee income	54,651	52,987	40,861
Service charges and fees	4,225	3,697	3,155
Bank owned life insurance	1,243	1,696	1,273
Gain on loans held for sale at fair value (mortgage banking)	483	2,194	3,266
Gain on loans held for sale at lower of cost or fair value	—	1,142	7,426
Fee income related to loan level, back-to-back swaps	293	—	1,620
Gain on sale of SBA loans	6,765	4,939	1,766
Corporate advisory fee income	1,704	3,483	265
Loss on swap termination	—	(842)	—
Other income	5,362	3,379	1,847
Loss on securities sale, net	(6,609)	—	—
Fair value adjustment for CRA equity security	(1,700)	(432)	281
Total other income	66,417	72,243	61,760
OPERATING EXPENSES
Compensation and employee benefits	89,476	81,864	77,516
Premises and equipment	18,719	17,165	16,377
FDIC insurance expense	1,939	2,071	1,975
FHLB prepayment penalty	—	—	4,784
Valuation allowance loans held for sale	—	—	4,425
Swap valuation allowance	673	2,243	—
Other operating expenses	22,993	22,824	19,882
Total operating expenses	133,800	126,167	124,959
Income before income tax expense	102,344	77,662	32,003
Income tax expense	28,098	21,040	5,811
Net income	$74,246	$56,622	$26,192

EARNINGS PER SHARE
Basic	$4.09	$3.01	$1.39
Diluted	4.00	2.93	1.37

(1) Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss ("CECL") methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Net income	$74,246	$56,622	$26,192
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	(100,072)	(20,227)	5,962
Reclassification adjustment for amounts included in net income	6,609	—	—

	(93,463)	(20,227)	5,962
Tax effect	22,364	4,833	(1,447)
Net of tax	(71,099)	(15,394)	4,515

Unrealized gains/(losses) on cash flow hedge
Unrealized holding gains/(losses)	12,884	5,295	(5,860)
Reclassification adjustment for amounts included in net income	(116)	842	(89)
	12,768	6,137	(5,949)
Tax effect	(3,506)	(1,725)	1,537
Net of tax	9,262	4,412	(4,412)

Total other comprehensive income/(loss)	(61,837)	(10,982)	103

Total comprehensive income	$12,409	$45,640	$26,295

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2020
18,926,810 common shares outstanding	$—	$16,733	$319,375	$(29,990)	$199,029	$(1,495)	$503,652
Net income 2020	—	—	—	—	26,192	—	26,192
Other comprehensive income	—	—	—	—	—	103	103
Restricted stock units issued 170,575 shares	—	142	(142)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (43,935) shares	—	(37)	(704)	—	—	—	(741)
Amortization of restricted stock awards/units	—	—	6,875	—	—	—	6,875
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,780)	—	(3,780)
Shares repurchase, (220,222) shares	—	—	—	(6,487)	—	—	(6,487)
Common stock options exercised, 19,860 net of 2,149 used to exercise and related taxes benefits, 17,711 shares	—	17	213	—	—	—	230
Exercise of warrants, 20,000 net of 13,469 shares used to exercise, 6,531 shares	—	6	(6)	—	—	—	—
Issuance of shares for Employee Stock Purchase plan, 56,849 shares	—	47	1,031	—	—	—	1,078
Issuance of common stock for acquisition, 60,384 shares	—	50	(50)	—	—	—	—
Balance at December 31, 2020
18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122

Balance at January 1, 2021	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income 2021	—	—	—	—	56,622	—	56,622
Other comprehensive loss	—	—	—	—	—	(10,982)	(10,982)
Restricted stock units issued 301,626 shares	—	251	(251)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (76,187) shares	—	(63)	(2,317)	—	—	—	(2,380)
Amortization of restricted stock awards/units	—	—	7,055	—	—	—	7,055
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,775)	—	(3,775)
Shares repurchase, (894,744) shares	—	—	—	(28,627)	—	—	(28,627)
Common stock options exercised, 16,640 net of 258 used to exercise and related taxes benefits, 16,382 shares	—	14	173	—	—	—	187
Exercise of warrants, 60,000 net of 38,566 shares used to exercise, 21,434 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 26,693 shares	—	22	811	—	—	—	833
Issuance of common stock for acquisition, 23,981 shares	—	20	313	—	—	—	333
Balance at December 31, 2021
18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2022	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income 2022	—	—	—	—	74,246		74,246
Other comprehensive loss	—	—	—	—		(61,837)	(61,837)
Restricted stock units issued 347,623 shares	—	290	(290)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (80,400) shares	—	(67)	(2,870)	—	—	—	(2,937)
Amortization of restricted stock units	—		8,382	—	—	—	8,382
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,645)	—	(3,645)
Shares repurchase, (930,977) shares	—	—	—	(32,722)	—	—	(32,722)
Common stock options exercised, 23,640 net of 1,115 used to exercise and related taxes benefits, 22,525 shares	—	20	272	—	—	—	292
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 25,023 shares	—	20	884	—	—	—	904
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at December 31, 2022
17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Operating activities:
Net income	$74,246	$56,622	$26,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,475	3,190	3,127
Amortization of premium and accretion of discount on securities, net	2,665	5,817	5,009
Amortization of restricted stock	8,382	7,055	6,875
Amortization of intangible assets	1,569	1,598	1,287
Amortization of subordinated debt costs	286	1,003	224
Provision for credit losses (1)	6,353	6,475	32,400
Swap valuation allowance	673	2,243	—
Valuation allowance loans held for sale	—	—	4,425
Stock-based compensation and employee stock purchase plan expense	145	126	224
Deferred tax (benefit)/expense	(6,641)	9,452	8,225
Fair value adjustment for equity security	1,700	432	(281)
Loss on sale of securities, available for sale, net	6,609	—	—
Proceeds from sales of loans held for sale (2)	98,568	171,342	187,704
Loans originated for sale (2)	(74,856)	(176,759)	(194,735)
Gain on loans held for sale (2)	(7,248)	(7,133)	(5,032)
Gain on loans held for sale at lower of cost or fair value	—	(1,142)	(7,426)
Gain on OREO sold	—	(51)	—
Gain on disposal of fixed assets	(275)	—	—
Gain on life insurance death benefit	(27)	(455)	—
Increase in cash surrender value of life insurance, net	(532)	(618)	(681)
(Increase)/decrease in accrued interest receivable	(3,568)	906	(12,001)
Decrease/(increase) in other assets	5,261	(4,866)	(8,096)
Increase/(decrease) in accrued expenses and other liabilities	2,116	226	(10,720)
Net cash provided by operating activities	118,901	75,463	36,720
Investing activities:
Principal repayments, maturities and calls of securities held to maturity	6,286	234	—
Principal repayments, maturities and calls of securities available for sale	440,668	453,427	217,072
Redemptions for FHLB & FRB stock	33,804	807	39,462
Sales of securities available for sale	118,972	—	—
Purchase of securities held to maturity	—	(108,925)	—
Purchase of securities available for sale	(420,169)	(653,524)	(448,053)
Purchase of equity securities	—	—	(4,000)
Purchase of FHLB & FRB stock	(51,526)	(48)	(29,103)
Proceeds from sale of loans held for sale at lower of cost or fair value	—	66,086	372,406
Net increase in loans, net of participations sold	(480,862)	(503,747)	(354,544)
Sales of OREO	—	101	—
Purchases of premises and equipment	(3,517)	(3,928)	(3,075)
Disposal of premises and equipment	277	—	—
Purchase of wealth management company	—	(5,500)	(4,160)
Proceeds from life insurance death benefit	—	1,219	—
Net cash used in investing activities	(356,067)	(753,798)	(213,995)

	Years Ended December 31,
	2022	2021	2020
Financing activities:
Net (decrease)/increase in deposits	(60,985)	447,665	574,973
Net increase/(decrease) in short-term borrowings	379,530	—	(113,100)
Proceeds from Paycheck Protection Program Liquidity Facility	—	—	535,838
Repayments of Paycheck Protection Program Liquidity Facility	—	(177,086)	(358,752)
Repayments of FHLB advances	—	(15,000)	(105,000)
Dividends paid on common stock	(3,645)	(3,775)	(3,780)
Exercise of stock options, net of stock swaps	292	187	230
Restricted stock repurchased on vesting to pay taxes	(2,937)	(2,380)	(741)
Proceeds from issuance of subordinated debt	—	—	98,153
Repayments of subordinated debt	—	(50,000)	—
Issuance of shares for employee stock purchase plan	904	833	1,078
Shares repurchased	(32,722)	(28,627)	(6,487)
Net cash provided by financing activities	280,437	171,817	622,412
Net increase/(decrease) in cash and cash equivalents	43,271	(506,518)	445,137
Cash and cash equivalents at beginning of period	146,804	653,322	208,185
Cash and cash equivalents at end of period	$190,075	$146,804	$653,322
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$33,158	$22,356	$38,281
Income tax, net	25,002	16,079	9,786
Transfer of loans to loans held for sale	—	57,376	367,477
Transfer of loans to other real estate owned	116	—	—
Acquisitions (Note 21)
Goodwill	—	3,109	2,895
Customer relationship & other intangibles	—	3,500	1,695

(1)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022 the calculation was based on the incurred loss methodology.
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

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack-Gladstone Bank (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

•
PGB Trust & Investments of Delaware
•
Peapack Capital Corporation (“PCC”)
•
Murphy Capital Management ("Murphy Capital") was dissolved into the Bank on July 1, 2022
•
Peapack-Gladstone Mortgage Group, Inc. which owns 99 percent of Peapack Ventures, LLC and 79 percent of Peapack-Gladstone Realty, Inc., a New Jersey real estate investment company
•
PGB Trust & Investments of Delaware owns one percent of Peapack Ventures, LLC
•
Peapack Ventures, LLC which owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.
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

Adoption of New Accounting Standards: On January 1, 2022, the Company adopted Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU 2016-13"), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification ("ASC") 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities Management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the incurred loss model previously applicable under GAAP. The Company recorded a net increase to retained earnings of $3.9 million as of January 1, 2022 for the cumulative effect of adopting ASC 326. The transition adjustment includes a $5.5 million reduction to our allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on discounted cash flows on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table illustrates the impact to our financial statements as of January 1, 2022 upon adoption of ASC 326:

	January 1, 2022
(In thousands)	Impact to Consolidated Statement of Condition from ASC-326 Adoption	Tax Effect	Impact to Retained Earnings from ASC-326 Adoption
Allowance for credit losses on loans	$5,536	$(1,490)	$4,046
Allowance for credit losses on off-balance sheet commitments	(188)	51	(137)
Total impact from ASC 326 adoption	$5,348	$(1,439)	$3,909

Segment Information: The Company’s business is conducted through two business segments: (1) its banking segment (“Banking”), which involves the delivery of loan and deposit products to customers, and (2) Peapack Private, which includes asset management services provided for individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

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

Effective January 1, 2022, upon the adoption of ASU 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt securities is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses ("ACL") by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held-to-maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors and then, recognize an ACL through a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act ("CRA") investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $152.2 million and $97.5 million as of December 31, 2022 and 2021, respectively. SBA loans held for sale totaled $17.2 million and $32.5 million as of December 31, 2022 and 2021, respectively. The servicing asset recorded was not material.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including impaired loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days or more. All interest accrued but not received for loans placed on nonaccrual are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments, but do not diminish the borrower’s obligation. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally after the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer loans are generally charged off after they become 120 days past due. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans are returned to accrual status. Nonaccrual mortgage loans are generally charged off when the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, metropolitan New York and, to a lesser extent, Pennsylvania.

Allowance for Credit Losses: On January 1, 2022, the Company adopted ASU 2016-13, Topic 326, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts of future events and circumstances.

The allowance for credit losses ("ACL") on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

Allowance for Loan Losses under incurred methodology prior to CECL Adoption on January 1, 2022

The allowance for loan and lease losses was a valuation allowance for loan losses that was Management’s estimate of probable incurred losses in the loan portfolio. Under this accounting method, the process to determine reserves utilized analytical tools and Management judgment and was reviewed on a quarterly basis. When Management was reasonably certain that a loan balance was not fully collectable, an impairment analysis was completed whereby a specific reserve could be established or a full or partial charge off was recorded against the allowance. Subsequent recoveries, if any, were credited to the allowance. Management estimated the allowance balance required using past loan loss experience, the size and composition of the portfolio, information about specific borrower situations, estimated collateral values, asset quality information, economic conditions and other factors. Allocations of the allowance could be made for specific loans via a specific reserve, but the entire allowance was available for any loan that, in Management’s judgment, should be charged off.

The allowance consisted of specific and general components. The specific component of the allowance relates to loans that were individually classified as impaired.

A loan was impaired when, based on current information and events, it was probable that the Bank would be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by Management in determining impairment included payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally were not classified as impaired. Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans are individually evaluated for impairment when they were classified as substandard by Management. If a loan was considered impaired, a portion of the allowance could be allocated so that the loan was reported, net, at the present value of estimated future cash flows using the loan’s existing rate or if repayment is expected solely from the underlying collateral, the loan principal balance was compared to the fair value of collateral less estimated disposition costs to determine the need, if any, for a charge off.

The general component of the allowance covers non-impaired loans and was based primarily on the Company’s historical loss experience adjusted for current factors. The historical loss experience was determined by portfolio segment and was based on the actual loss history experienced by the Company on a weighted average basis over the previous three years. This actual loss experience was adjusted by other qualitative factors based on the risks present for each portfolio segment. These qualitative factors included consideration of the following: levels of and trends in delinquencies, charge-offs and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. For loans that are graded as non-impaired, the Company allocated a higher general reserve percentage than pass-rated loans using a multiple that was calculated annually through a migration analysis. At December 31, 2021 and 2020, the multiple was 2.25 times for non-impaired special mention loans and 3.25 times for non-impaired substandard loans.

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of allowance is determined by portfolio segment using a discounted cash flow ("DCF") model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates, national gross domestic product and other indices. Forecast data is sourced from Moody's Analytics, a firm widely recognized for its research, analysis, and economic forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the ACL results in two forms of allocations, quantitative and qualitative. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

During the fourth quarter of 2022, the Company transitioned CECL modeling tools. Both the model used for CECL implementation and the new model used beginning in the fourth quarter use a bottom-up allowance methodology and Discounted Cash Flow ("DCF") model based on an analysis of the probability of default ("PD") and loss given default ("LGD") to determine the expected loss by loan segment. This change did not result in a material impact to the Company's financial statements.

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

Multifamily. The Bank provides mortgage loans for multifamily properties (i.e., buildings which have five or more residential units). Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates of other changes in general economic conditions can have an impact on the borrower and its ability to repay the loan.

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

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered "mixed use" as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company, if privately held. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral and the Bank often requires more frequent reporting requirements from the borrower in order to better monitor its business performance. However, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act became law, which provides entities with optional temporary relief from certain accounting and financial reporting requirements under U.S. GAAP.

The CARES Act allowed financial institutions to suspend application of certain then-current TDR accounting guidance under Accounting Standards Codification (“ASC”) 310-40 for loan modifications related to the COVID-19 pandemic made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 national emergency, provided certain criteria are met. The revised CARES Act extended TDR relief to loan modifications through January 1, 2022. This relief could be applied to loan modifications for borrowers that were not more than 30 days past due as of December 31, 2019 and to loan modifications that deferred or delayed the payment of principal or interest or change the interest rate on the loan. In April 2020, federal and state banking regulators issued the Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus to provide further interpretation of when a borrower is experiencing financial difficulty, specifically indicating that if the modification is either short-term (e.g., six months) or mandated by a federal or state government in response to the COVID-19 pandemic, the borrower will not be considered to be experiencing financial difficulty under ASC 310-40. The Company approved total loan modifications under the CARES Act of $947.0 million, of which none remain outstanding.

Another key program under the CARES Act is the Paycheck Protection Program (“PPP”) administered by the SBA which provided funding to qualifying businesses and organizations. Under this program, the Company provided funding to qualified borrowers in the amount of approximately $650.0 million. In the third quarter of 2020 and second quarter of 2021, the Company sold approximately $355.0 million and $56.5 million, respectively, of such loans, servicing rights released, to a third party. The Company also referred approximately $124 million of PPP loans to a third party during the first six months of 2021. The Company has approximately $1.7 million of PPP loans remaining on its balance sheet as of December 31, 2022 and believes that substantially all of these loans will be forgiven by the SBA. These loans are fully guaranteed by the SBA and provide for full forgiveness of the loans during a specified forgiveness period that meet specific guidelines provided by the SBA. Loans that do not meet the forgiveness criteria have a repayment period of two or five years.

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

Bank Owned Life Insurance (BOLI): The Bank has purchased life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the statement of condition, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2019 or by state and local tax authorities for years prior to 2017.

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

The Company recorded $145,000, $126,000 and $224,000 of expense in salaries and employee benefits expense for the twelve months ended December 31, 2022, 2021 and 2020, respectively, related to the ESPP. Total shares issued under the ESPP for the twelve months ended December 31, 2022, 2021 and 2020 were 25,023, 26,693 and 56,849, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020:

(In thousands, except share and per share data)	2022	2021	2020
Net income available to common shareholders	$74,246	$56,622	$26,192
Basic weighted average shares outstanding	18,161,605	18,788,679	18,896,825
Plus: common stock equivalents	406,493	503,923	184,362
Diluted weighted average shares outstanding	18,568,098	19,292,602	19,081,187
Earnings per share:
Basic	$4.09	$3.01	$1.39
Diluted	4.00	2.93	1.37

Restricted stock units totaling 291,462, 264,317 and 393,501 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2022, 2021 and 2020, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was primarily attributable to the Bank's wealth acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the 2022 presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

Accounting Pronouncements: In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting ("ASU 2020-04"). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles ("GAAP") to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The amendments in this ASU can be adopted immediately and are effective through December 31, 2022. The Company is evaluating alternative reference rates including the Secured Overnight Financing Rate ("SOFR") in preparation for a rate index replacement and the adoption of this ASU 2020-04.

In March 2022, FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) ("ASU 2022-01") which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the "last-of-layer" method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the "portfolio layer" method. ASU 2022-01 is effective January 1, 2023 and is not expected to have a material impact on our consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures ("ASU 2022-02"). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update will be effective for fiscal years beginning after December 15, 2022 for entities that have adopted the amendments in ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments. The Company is evaluating the additional disclosure requirements and does not expect them to have a material effect on the consolidated financial statements.

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the consolidated statements of condition as of December 31, 2022 and 2021 follows:

	2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,774	$—	$(54,232)	$—	$190,542
Mortgage-backed securities-residential	372,471	27	(46,760)	—	325,738
SBA pool securities	31,934	1	(4,508)	—	27,427
State and political subdivisions	1,866	—	(17)	—	1,849
Corporate bond	10,000	—	(908)	—	9,092
Total securities available for sale	$661,045	$28	$(106,425)	$—	$554,648
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,563)	$—	$35,437
Mortgage-backed securities-residential	62,291	—	(10,541)	—	51,750
Total securities held to maturity	$102,291	$—	$(15,104)	$—	$87,187

	2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$280,045	$—	$(7,824)	$272,221
Mortgage-backed securities-residential	481,062	3,849	(7,937)	476,974
SBA pool securities	40,649	12	(1,100)	39,561
State and political subdivisions	5,431	45	—	5,476
Corporate bond	2,500	21	—	2,521
Total securities available for sale	$809,687	$3,927	$(16,861)	$796,753
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$7	$(25)	$39,982
Mortgage-backed securities-residential	68,680	67	(269)	68,478
Total securities held to maturity	$108,680	$74	$(294)	$108,460

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2022, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities and SBA pool securities are shown separately.

(In thousands)	Available for Sale		Held to Maturity
Maturing in:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$1,866	$1,849	$—	$—
After one year through five years	—	—	30,000	26,771
After five years through ten years	149,996	122,413	10,000	8,666
After ten years	104,778	77,221	—	—
	256,640	201,483	40,000	35,437
Mortgage-backed securities-residential	372,471	325,738	62,291	51,750
SBA pool securities	31,934	27,427	—	—
Total	$661,045	$554,648	$102,291	$87,187

Securities available for sale with a fair value of $453.7 million and $764.4 million as of December 31, 2022 and December 31, 2021, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law. In addition, securities held to maturity with a carrying value of $102.3 million and $108.7 million were also pledged as of December 31, 2022 and December 31, 2021, respectively, for the same purposes.

The following is a summary of gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2022	2021	2020
Proceeds on sales	$118,972	$—	$—
Gross gains	3	—	—
Gross losses	(6,612)	—	—
Net tax benefit	1,581	—	—

The following table presents the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2022 and 2021.

	2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$190,542	$(54,232)	$190,542	$(54,232)
Mortgage-backed securities-residential	82,907	(4,082)	174,557	(42,678)	257,464	(46,760)
SBA pool securities	3,377	(332)	23,256	(4,176)	26,633	(4,508)
State and political subdivisions	1,579	(17)	—	—	1,579	(17)
Corporate bond	9,092	(908)	—	—	9,092	(908)
Total securities available for sale	$96,955	$(5,339)	$388,355	$(101,086)	$485,310	$(106,425)
Securities Held to Maturity:
U.S. government- sponsored agencies	$13,174	$(1,826)	$22,263	$(2,737)	$35,437	$(4,563)
Mortgage-backed securities-residential	15,635	(3,585)	36,115	(6,956)	51,750	(10,541)
Total securities held to maturity	$28,809	$(5,411)	$58,378	$(9,693)	$87,187	$(15,104)
Total securities	$125,764	$(10,750)	$446,733	$(110,779)	$572,497	$(121,529)

	2021
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$243,187	$(6,858)	$29,034	$(966)	$272,221	$(7,824)
Mortgage-backed securities-residential	265,403	(7,053)	33,455	(884)	298,858	(7,937)
SBA pool securities	22,057	(567)	10,562	(533)	32,619	(1,100)
Total securities available for sale	$530,647	$(14,478)	$73,051	$(2,383)	$603,698	$(16,861)
Securities Held to Maturity:
U.S. government- sponsored agencies	$24,975	$(25)	$—	$—	$24,975	$(25)
Mortgage-backed securities-residential	48,307	(269)	—	—	48,307	(269)
Total securities held to maturity	$73,282	$(294)	$—	$—	$73,282	$(294)
Total securities	$603,929	$(14,772)	$73,051	$(2,383)	$676,980	$(17,155)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security's amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2022. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S. government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at December 31, 2022.

No other-than-temporary impairment charges were recognized in 2022, 2021 or 2020.

The Company has an investment in a CRA investment fund with a fair value of $13.0 million and $14.7 million at December 31, 2022 and 2021, respectively. The investment is classified as an equity security in our Consolidated Statements of Condition. This security had losses of $1.7 million and $432,000 for the years ended December 31, 2022 and December 31, 2021, respectively, and a gain of $281,000 for the year ended December 31, 2020. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2022	Loans	2021	Loans
Residential mortgage	$525,756	9.95%	$498,300	10.37%
Multifamily mortgage	1,863,915	35.27	1,595,866	33.20
Commercial mortgage	624,625	11.82	662,626	13.78
Commercial loans (including equipment financing)	2,194,094	41.51	1,955,157	40.67
Commercial construction	4,042	0.07	20,044	0.42
Home equity lines of credit	34,496	0.65	40,803	0.85
Consumer loans, including fixed rate home equity loans	38,014	0.72	33,687	0.70
Other loans	304	0.01	238	0.01
Total loans	$5,285,246	100.00%	$4,806,721	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of December 31, 2022 are based on the CECL methodology:

		% of Total
(Dollars in thousands)	2022	Loans
Primary residential mortgage	$527,784	9.99%
Junior lien loan on residence	38,265	0.73
Multifamily property	1,863,915	35.29
Owner-occupied commercial real estate	272,009	5.15
Investment commercial real estate	1,044,125	19.77
Commercial and industrial	1,194,662	22.62
Lease financing	288,566	5.46
Construction	9,936	0.19
Consumer and other	42,319	0.80
Total loans	$5,281,581	100.00%
Net deferred costs	3,665
Total loans including net deferred costs	$5,285,246

The portfolio classes identified as of December 31, 2021 are based on the incurred loss methodology and are segmented by federal Call Report codes:

		% of Total
(Dollars in thousands)	2021	Loans
Primary residential mortgage	$500,243	10.42%
Home equity lines of credit	40,803	0.85
Junior lien loan on residence	3,191	0.07
Multifamily property	1,595,866	33.23
Owner-occupied commercial real estate	252,603	5.26
Investment commercial real estate	1,003,979	20.90
Commercial and industrial (A)	992,332	20.66
Lease financing	345,868	7.20
Farmland/Agricultural production	6,871	0.14
Commercial construction	20,174	0.42
Consumer and other	40,828	0.85
Total loans	$4,802,758	100.00%
Net deferred costs	3,963
Total loans including net deferred costs	$4,806,721

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

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2022	2021
Balance, beginning of year	$4,337	$3,801
New loans	448	845
Repayments	(305)	(309)
Balance, at end of year	$4,480	$4,337

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2022 and 2021:

	2022
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,339	$—
Junior lien loan on residence	—	—
Owner-occupied commercial real estate	—	—
Investment commercial real estate	11,208	—
Commercial and industrial	3,662	—
Lease financing	1,765
Total	$18,974	$—

	2021
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,851	$—
Junior lien loan on residence	18	—
Owner-occupied commercial real estate	458	—
Investment commercial real estate	12,750	—
Commercial and industrial	496	—
Total	$15,573	$—

The following tables present the recorded investment in past due loans as of December 31, 2022 and 2021 by class of loans, excluding nonaccrual loans:

	2022
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,145	$—	$—	$1,145
Multifamily property	882	—	—	882
Commercial and industrial	4,884	681	—	5,565
Total	$6,911	$681	$—	$7,592

	2021
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$639	$—	$—	$639
Commercial and industrial	7,825	142	—	7,967
Total	$8,464	$142	$—	$8,606

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

With the adoption of CECL, loans that are in the process of or expected to be in foreclosure are deemed to be collateral dependent with respect to measuring potential loss and allowance adequacy and are individually evaluated by Management. Loans that do not share common risk characteristics are also evaluated on an individual basis. All other loans are evaluated using a linear discounted cashflow methodology for measuring potential loss and allowance adequacy.

The following is a summary of the credit risk profile of loans by internally assigned grade as of December 31, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$118,864	$87,312	$62,540	$37,902	$27,209	$190,834	$—	$691	$525,352
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	547	1,044	141	700	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	118,864	87,312	63,087	38,946	27,350	191,534	—	691	527,784

Junior lien loan on residence:
Pass	1,631	177	42	639	326	953	33,996	—	37,764
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,631	177	42	639	326	953	34,497	—	38,265

Multifamily property:
Pass	488,657	678,507	118,220	224,129	33,884	305,628	1,246	1,425	1,851,696
Special mention	—	—	—	—	—	1,696	—	—	1,696
Substandard	—	—	—	2,846	—	7,677	—	—	10,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	488,657	678,507	118,220	226,975	33,884	315,001	1,246	1,425	1,863,915

Owner-occupied commercial real estate:
Pass	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009

Investment commercial real estate:
Pass	189,829	154,715	59,444	155,995	93,330	305,219	6,590	23,487	988,609
Special mention	—	—	—	13,015	—	13,309	—	14,507	40,831
Substandard	11,208	—	—	3,477	—	—	—	—	14,685
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	201,037	154,715	59,444	172,487	93,330	318,528	6,590	37,994	1,044,125

Commercial and industrial:
Pass	421,072	217,887	76,307	80,359	26,792	5,559	303,526	29,750	1,161,252
Special mention	14,405	—	826	—	193	—	258	—	15,682
Substandard	1,553	1,892	2,148	3,894	277	71	7,893	—	17,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	437,030	219,779	79,281	84,253	27,262	5,630	311,677	29,750	1,194,662

Lease financing:
Pass	73,155	71,925	58,262	48,942	24,408	8,125	—	—	284,817
Special mention	1,984	—	—	—	—	—	—	—	1,984
Substandard	—	—	—	1,765	—	—	—	—	1,765
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	75,139	71,925	58,262	50,707	24,408	8,125	—	—	288,566

Construction loans:
Pass	—	—	—	1,439	—	—	4,064	4,433	9,936

Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,439	—	—	4,064	4,433	9,936

Consumer and other loans:
Pass	—	381	194	—	—	5,753	31,287	4,704	42,319
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	381	194	—	—	5,753	31,287	4,704	42,319

Total:
Pass	1,318,523	1,254,820	395,688	561,649	228,371	948,308	381,317	85,078	5,173,754
Special mention	16,389	—	826	13,015	193	15,005	258	14,507	60,193
Substandard	12,761	1,892	2,695	13,026	418	8,448	8,394	—	47,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,347,673	$1,256,712	$399,209	$587,690	$228,982	$971,761	$389,969	$99,585	$5,281,581

The table below presents, based on the most recent analysis performed, the risk category of loans by class of loans for December 31, 2021.

2021
		Special
(In thousands)	Pass	Mention	Substandard	Doubtful
Primary residential mortgage	$494,444	$557	$5,242	$—
Home equity lines of credit	40,274	—	529	—
Junior lien loan on residence	3,173	—	18	—
Multifamily property	1,579,776	7,720	8,370	—
Owner-occupied commercial real estate	251,229	663	711	—
Investment commercial real estate	901,877	87,297	14,805	—
Commercial and industrial	951,127	20,178	21,027	—
Lease financing	345,868	—	—	—
Secured by farmland and agricultural	6,871	—	—	—
Commercial construction	20,099	75	—	—
Consumer and other loans	40,828	—	—	—
Total	$4,635,566	$116,490	$50,702	$—

At December 31, 2022, $14.7 million of substandard loans were individually evaluated as compared to $15.7 million at December 31, 2021.

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

As of December 31, 2022, the Bank had modified 542 loans with a balance of $947.0 million resulting in the deferral of principal and/or interest. There are no outstanding deferrals as of December 31, 2022.

Troubled Debt Restructurings: The Company allocated $1.2 million of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2022. The Company did not allocate specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2021.

During the years ended December 31, 2022, 2021 and 2020, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2022:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Investment commercial real estate	1	$11,208	$11,208
Total	1	$11,208	$11,208

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2021:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$603	$603
Junior lien loan on residence	1	18	18
Commercial and industrial	1	2,070	2,070
Total	5	$2,691	$2,691

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2020:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Loans	Investment	Investment
Primary residential mortgage	3	$423	$423
Commercial and industrial	1	39	39
Total	4	$462	$462

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for credit losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructurings during the years ended December 31, 2022, 2021 or 2020.

There were no payment defaults on loans that were modified as troubled debt restructurings during the year ended December 31, 2022.

The following table presents loans by class modified as troubled debt restructurings during the year ended December 31, 2021 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$218
Total	1	$218

The following table presents loans by class modified as trouble debt restructurings during the year ended December 31, 2020 for which there was a payment default during the same period:

	Number of	Recorded
(Dollars in thousands)	Loans	Investment
Primary residential mortgage	1	$133
Commercial and industrial	1	$39
Total	2	$172

The defaults described above did not have a material impact on the allowance for credit losses or provisions during 2022, 2021 and 2020.

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

The Company does not estimate expected credit losses on accrued interest receivable ("AIR") on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $22.8 million at December 31, 2022 and $19.1 million at December 31, 2021.

The following table presents the loan balances by segment, and the corresponding balances in the allowance as of December 31, 2022. For the period ended December 31, 2022, the allowance was based on the CECL methodology.

December 31, 2022
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$374	$—	$527,410	$2,894	$527,784	$2,894
Junior lien loan on residence	—	—	38,265	154	38,265	154
Multifamily property	—	—	1,863,915	8,849	1,863,915	8,849
Owner-occupied commercial real estate	—	—	272,009	4,835	272,009	4,835
Investment commercial real estate	11,208	1,208	1,032,917	14,272	1,044,125	15,480
Commercial and industrial	3,385	299	1,191,277	25,231	1,194,662	25,530
Lease financing	1,765	—	286,801	2,314	288,566	2,314
Construction	—	—	9,936	236	9,936	236
Consumer and other	—	—	42,319	537	42,319	537
Total ACL	$16,732	$1,507	$5,264,849	$59,322	$5,281,581	$60,829

The following table presents the loan balances by portfolio class, based on impairment method, and the corresponding balances in the allowances as of December 31, 2021. For the year ended December 31, 2021, the allowance was calculated based on the incurred loss methodology:

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

Individually evaluated loans include nonaccrual loans of $15.8 million at December 31, 2022 and $15.6 million at December 31, 2021. Individually evaluated loans included $150,000 of performing TDR loans at December 31, 2022 and included $2.5 million of performing TDR loans at December 31, 2021. The allowance allocated to TDR loans totaled $1.2 million at December 31, 2022, of which all was allocated to one nonaccrual loan. At December 31, 2021, there was no allowance allocated to TDR loans. All accruing TDR loans were paying in accordance with restructured terms as of December 31, 2022. The Company has not committed to lend additional amounts as of December 31, 2022 to customers with outstanding loans that are classified as TDR loans.

The allowance for credit losses was $60.8 million as of December 31, 2022, compared to $61.7 million at December 31, 2021. The decline in the allowance for credit losses ("ACL") was primarily due to the Day 1 reduction of $5.5 million incurred in connection with the implementation of CECL on January 1, 2022 and net charge-offs of $1.2 million partially offset by the 2022 provision for credit losses of $6.4 million, which included a provision for off-balance sheet commitments of $450,000. The allowance for credit losses as a percentage of loans was 1.15 percent and 1.28 percent at December 31, 2022 and 2021, respectively. The allowance for credit loss ratio declined due to the Day 1 reduction and a 2022 provision for credit losses based on 2022 loan growth in lower risk segments that carry lower ACL coverage.

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

The following tables present collateral dependent loans individually evaluated by segment as of December 31, 2022:

	December 31, 2022
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$415	$374	$—	$249
Commercial and industrial	3,868	1,836	—	539
Lease financing	1,792	1,765	—	444
Total loans with no related allowance	$6,075	$3,975	$—	$1,232
With related allowance recorded:
Investment commercial real estate	$12,500	$11,208	$1,208	$12,402
Commercial and industrial	1,555	1,549	299	174
Total loans with related allowance	$14,055	$12,757	$1,507	$12,576
Total loans individually evaluated for impairment	$20,130	$16,732	$1,507	$13,808

The following table presents, under previously applicable GAAP, loans individually evaluated for impairment as of December 31, 2021 (the average impaired loans on the following table represent year to date impaired loans):

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

Interest income recognized on individually evaluated loans for the twelve months ended December 31, 2022 and 2021 was not material. The Company did not recognize any income on non-accruing impaired loans for the twelve months ended December 31, 2022 and 2021.

The activity in the allowance for credit losses for the year ended December 31, 2022 is summarized below:

	December 31,
	2021
	Prior to					December 31,
	Adoption	Impact of				2022
	of	Adopting	Charge-		Provision/	Ending
(In thousands)	Topic 326	Topic 326	Offs	Recoveries	(Credit)(1)	ACL
Primary residential mortgage	$1,510	$717	$—	$15	$652	$2,894
Junior lien loan on residence	88	83	(3)	—	(14)	154
Multifamily property	9,806	4,072	—	—	(5,029)	8,849
Owner-occupied commercial real estate	1,998	2,902	—	—	(65)	4,835
Investment commercial real estate	27,083	(13,589)	(1,450)	—	3,436	15,480
Commercial and industrial	17,509	(657)	—	254	8,424	25,530
Lease financing	3,440	156	—	—	(1,282)	2,314
Commercial construction	48	361	—	—	(173)	236
Consumer and other	215	419	(53)	2	(46)	537
Total ACL	$61,697	$(5,536)	$(1,506)	$271	$5,903	$60,829

(1) Provision to roll forward the ACL excludes a provision of $450,000 for off-balance sheet commitments.

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, refer to Note 1, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year-ended December 31, 2021. The activity in the allowance for loan and lease losses for the years ended December 31, 2021 and 2020 is summarized below:

	January 1,				December 31,
	2021				2021
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(1,461)	$1,432
Home equity lines of credit	218	—	85	(220)	83
Junior lien loan on residence	15	—	—	(10)	5
Multifamily property	9,945	—	—	(139)	9,806
Owner-occupied commercial real estate	3,050	—	—	(1,052)	1,998
Investment commercial real estate	27,713	(7,137)	—	6,507	27,083
Commercial and industrial	19,047	(5,019)	66	3,415	17,509
Lease financing	3,936	—	—	(496)	3,440
Secured by farmland and agricultural	43	—	—	41	84
Commercial construction	158	—	—	(116)	42
Consumer and other	279	(80)	10	6	215
Total ALLL	$67,309	$(12,248)	$161	$6,475	$61,697

	January 1,				December 31,
	2020				2020
	Beginning			Provision	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,090	$(559)	$373	$1,001	$2,905
Home equity lines of credit	128	—	11	79	218
Junior lien loan on residence	13	—	—	2	15
Multifamily property	6,037	(56)	—	3,964	9,945
Owner-occupied commercial real estate	2,064	(51)	—	1,037	3,050
Investment commercial real estate	15,988	(6,092)	31	17,786	27,713
Commercial and industrial	14,353	(2,418)	17	7,095	19,047
Lease financing	2,642	—	—	1,294	3,936
Secured by farmland and agricultural	38	—	—	5	43
Commercial construction	27	—	—	131	158
Consumer and other	296	(27)	4	6	279
Total ALLL	$43,676	$(9,203)	$436	$32,400	$67,309

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presents the activity in the ACL for off balance sheet commitments for the year ended December 31,2022:

	December 31,
	2021			December 31,
	Prior to Adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	Adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$450	$752
Total ACL	$—	$302	$450	$752

5. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2022	2021
Land and land improvements	$6,853	$6,947
Buildings	12,332	13,404
Furniture and equipment	25,484	24,285
Leasehold improvements	14,891	13,861
Projects in progress	1,046	187
	60,606	58,684
Less: accumulated depreciation	36,775	35,640
Total	$23,831	$23,044

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2022	2021
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	8,402	7,655
Total	$2,835	$3,582

Projects in progress represents costs associated with smaller renovation or equipment installation projects at various locations.

The Company recorded depreciation expense of $3.5 million, $3.2 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The Company leases its corporate headquarters building under a capital lease, classified as a finance lease right-of-use asset in accordance with lease accounting guidance. The lease arrangement requires monthly payments through 2025. Related depreciation expense of $607,000 is included in each of the 2022, 2021 and 2020 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment in accordance with lease accounting guidance. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2022, 2021 and 2020 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2022:

(In thousands)
2023	$1,456
2024	1,456
2025	939
2026	215
2027	226
Thereafter	903
Total minimum lease payments	5,195
Less: amount representing interest	499
Present value of net minimum lease payments	$4,696

6. DEPOSITS

Time deposits over $250,000 totaled $91.1 million and $140.4 million at December 31, 2022 and 2021, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2022		2021
Noninterest-bearing demand deposits	$1,246,066	23.94%	$956,482	18.16%
Interest-bearing checking (1)	2,143,611	41.18	2,287,894	43.45
Savings	157,338	3.02	154,914	2.94
Money market	1,228,234	23.60	1,307,051	24.82
Certificates of deposit - retail	318,573	6.12	409,608	7.78
Certificates of deposit - listing service	25,358	0.49	31,382	0.60
Subtotal deposits	5,119,180	98.35	5,147,331	97.75
Interest-bearing demand - Brokered	60,000	1.15	85,000	1.61
Certificates of deposit - Brokered	25,984	0.50	33,818	0.64
Total deposits	$5,205,164	100.00%	$5,266,149	100.00%

(1) Interest-bearing checking includes $620.1 million at December 31, 2022 and $647.8 million at December 31, 2021 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

The scheduled maturities of time deposits as of December 31, 2022 are as follows:

(In thousands)
2023	$211,694
2024	104,417
2025	44,815
2026	6,374
2027	2,615
Over 5 Years	—
Total	$369,915

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At December 31, 2022 the Company had $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent compared to no overnight borrowings as of December 31, 2021. At December 31, 2022, unused short-term overnight borrowing commitments totaled $1.5 billion from the FHLB, $22.0 million from correspondent bankers and $1.8 billion at the Federal Bank of New York.

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

Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned ("OREO") are measured at fair value, less estimated costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2022.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$190,542	$—	$190,542	$—
Mortgage-backed securities-residential	325,738	—	325,738	—
SBA pool securities	27,427	—	27,427	—
State and political subdivisions	1,849	—	1,849	—
Corporate bond	9,092	—	9,092	—
CRA investment fund	12,985	12,985	—	—
Derivatives:
Cash flow hedges	9,289	—	9,289	—
Loan level swaps	38,265	—	38,265	—
Total	$615,187	$12,985	$602,202	$—

Liabilities:
Derivatives:
Loan level swaps	38,265	—	38,265	—
Total	$38,265	$—	$38,265	$—

(In thousands)	December 31, 2021
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$272,221	$—	$272,221	$—
Mortgage-backed securities-residential	476,974	—	476,974	—
SBA pool securities	39,561	—	39,561	—
State and political subdivisions	5,476	—	5,476	—
Corporate bond	2,521	—	2,521	—
CRA investment fund	14,685	14,685	—	—
Loans held for sale, at fair value	3,040	—	3,040	—
Derivatives:
Loan level swaps	32,326	—	32,326	—
Total	$846,804	$14,685	$832,119	$—

Liabilities:
Derivatives:
Cash flow hedges	$3,479	$—	$3,479	$—
Loan level swaps	34,569	—	34,569	—
Total	$38,048	$—	$38,048	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2022 and December 31, 2021.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2022	December 31, 2021
Residential loans contractual balance	$—	$2,992
Fair value adjustment	—	48
Total fair value of residential loans held for sale	$—	$3,040

The following tables summarize, at the date indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000
Commercial and industrial	743	—	—	743

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$8,516	$—	$—	$8,516

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2022 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,075	$190,075	$—	$—	$190,075
Securities available for sale	554,648	—	554,648	—	554,648
Securities held to maturity	102,291	—	87,187	—	87,187
CRA investment fund	12,985	12,985	—	—	12,985
FHLB and FRB stock	30,672	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	15,626	—	17,176	—	17,176
Loans, net of allowance for credit losses	5,224,417	—	—	5,141,201	5,141,201
Accrued interest receivable	25,157	—	2,393	22,764	25,157
Accrued interest receivable loan level swaps (A)	1,092	—	1,092	—	1,092
Cash flow hedges	9,289	—	9,289	—	9,289
Loan level swaps	38,265	—	38,265	—	38,265
Financial liabilities
Deposits	$5,205,164	$4,835,249	$356,975	$—	$5,192,224
Short-term borrowings	379,530	—	379,530	—	379,530
Subordinated debt	132,987	—	—	119,865	119,865
Accrued interest payable	2,997	2,509	413	75	2,997
Accrued interest payable loan level swaps (B)	1,092	—	1,092	—	1,092
Loan level swaps	38,265	—	38,265	—	38,265
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

Loans: At December 31, 2022 and 2021, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2022	2021	2020
Service charges on deposits
Overdraft fees	$488	$415	$405
Interchange income	1,451	1,451	1,208
Other	2,286	1,831	1,542
Wealth management fees (a)	54,651	52,987	40,861
Gains on sales of OREO	—	51	—
Gain on sale of property	275	—	—
Corporate advisory fee income	1,704	3,483	265
Other (b)	5,562	12,025	17,479
Total noninterest other income	$66,417	$72,243	$61,760
(a)
Includes investment brokerage fees.
(b)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2022
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$488	$—	$488
Interchange income	1,451	—	1,451
Other	2,286	—	2,286
Wealth management fees (a)	—	54,651	54,651
Gain on sale of property	275	—	275
Corporate advisory fee income	1,704	—	1,704
Other (b)	3,715	1,847	5,562
Total noninterest income	$9,919	$56,498	$66,417

	2021
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$415	$—	$415
Interchange income	1,451	—	1,451
Other	1,831	—	1,831
Wealth management fees (a)	—	52,987	52,987
Gain on sales of OREO	51	—	51
Corporate advisory fee income	3,483	—	3,483
Other (b)	10,111	1,914	12,025
Total noninterest income	$17,342	$54,901	$72,243

	2020
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$405	$—	$405
Interchange income	1,208	—	1,208
Other	1,542	—	1,542
Wealth management fees (a)	—	40,861	40,861
Corporate advisory fee income	265	—	265
Other (b)	15,684	1,795	17,479
Total noninterest income	$19,104	$42,656	$61,760

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income by $102,000, $127,000, and $115,000 for 2022, 2021, and 2020, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a gain on sale of property of $275,000 for 2022. The Company did not record a gain or loss in 2021 or 2020.

Gains/(losses) on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a gain on sale of OREO of $51,000 for 2021. The Company did not record a gain or loss in 2022 or 2020.

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2022	2021	2020
Professional and legal fees	$5,062	$5,343	$4,099
Telephone	1,460	1,323	1,432
Advertising	1,882	1,288	1,631
Amortization of intangible assets	1,569	1,598	1,287
Branch restructure	201	228	488
Write-off of subordinated debt costs	—	648	—
Other operating expenses	12,819	12,396	10,945
Total other operating expenses	$22,993	$22,824	$19,882

11. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2022	2021	2020
Federal:
Current expense/(benefit)	$27,228	$7,400	$(4,741)
Deferred (benefit)/expense	(7,817)	7,971	10,161
State:
Current expense	7,511	4,188	2,327
Deferred expense/(benefit)	1,176	1,481	(1,936)
Total income tax expense	$28,098	$21,040	$5,811

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2022, 2021, and 2020, respectively, to income before taxes as a result of the following:

(In thousands)	2022	2021	2020
"Computed expected tax expense"	$21,513	$16,309	$6,721
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(236)	(146)	(287)
State income taxes, net of Federal benefit	7,109	4,789	1,813
Bank owned life insurance income	(261)	(356)	(267)
Life insurance expense	21	199	225
Interest disallowance	34	14	66
Meals and entertainment expense	39	39	40
Stock-based compensation	(130)	9	569
Impact of CARES Act	—	—	(3,009)
Other	9	183	(60)
Total income tax expense	$28,098	$21,040	$5,811

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2022	2021
Deferred tax assets:
Allowance for credit losses	$14,924	$16,408
Tax net operating loss carryforward	648	1,180
Organization costs	7	8
Cash flow hedge	—	978
Unrealized loss on securities available for sale	25,424	3,061
Unrealized loss on equity security	544	84
Stock option expense	3,084	2,541
Nonaccrual interest	202	97
Accrued compensation	5,277	5,631
Accrued expenses	803	472
Lease liabilities	3,598	2,689
Finance lease	1,072	732
Other	727	183
Total gross deferred tax assets	$56,310	$34,064
Deferred tax liabilities:
Lease financing	$58,382	$64,071
Cash flow hedge	2,528	—
Deferred loan origination costs and fees	1,827	1,757
Deferred income	4,608	4,543
Amortization of intangible assets	854	369
Lease right-of-use asset	3,379	2,600
Other	164	46
Total gross deferred tax liabilities	71,742	73,386
Net deferred tax liability	$(15,432)	$(39,322)

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the Company’s gross deferred tax assets will be realized. However, there can be no assurance that such assets will be realized if circumstances change.

At December 31, 2022, the Company had $14.5 million of state net operating loss ("NOL") carryforward available to offset future taxable income. These operating loss carryforwards have various expirations beginning in 2032. At December 31, 2021, the Company had a state NOL carryforward of $16.8 million. At December 31, 2022, the Company had no unrecognized tax benefits. The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense.

On July 1, 2018, the New Jersey established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million. The surtax was effective as of January 1, 2018 and continued through 2020. In September 2020, New Jersey extended the surtax through December 31, 2023. The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate.

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

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2019 or by state and local tax authorities for years prior to 2017. The tax years of 2019, 2020 and 2021 remain open to federal examination.

12. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company contributed three percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2022. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2021. The Company did not make a contribution to the savings plan for the year ended December 31, 2020. In addition, the Company partially matches employee contributions up to three percent. Expense for the savings plan totaled $3.7 million for the year ended December 31, 2022, $2.9 million for the year ended December 31, 2021, and $1.7 million for the year ended December 31, 2020.

Additional contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not make additional contributions to the profit sharing plan in 2022, 2021 or 2020.

13. STOCK-BASED COMPENSATION

The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2022, the total number of shares available for grant in all active plans was 1,283,644. There are no shares remaining for issuance with respect to the stock option plans approved in 2002, 2006 and 2012; however, options granted under these plans are still included in the numbers below.

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

Changes in options outstanding during 2022 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2022	31,340	$14.59
Exercised during 2022	(23,640)	14.09
Expired during 2022	—	—
Forfeited during 2022	(900)	13.11
Balance, December 31, 2022	6,800	$16.53	0.55 years	$141
Vested and expected to vest	6,800	$16.53	0.55 years	$141
Exercisable at December 31, 2022	6,800	$16.53	0.55 years	$141

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2022 was $37.22.

There were no stock options granted in 2022.

As of December 31, 2022, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued service-based and performance-based restricted stock units in 2022, 2021 and 2020. Service-based units vest ratably over a three- or five-year period. There were 235,534 service-based restricted stock units granted during 2022.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 71,482 performance-based restricted units granted during 2022.

As of December 31, 2022, there was $14.8 million of total unrecognized compensation cost related to both service- and performance-based units. That cost is expected to be recognized over a weighted average period of 1.31 years. Total stock-based compensation expense recognized for stock awards/units totaled $7.8 million, $7.1 million and $6.9 million in 2022, 2021 and 2020, respectively. There was no stock-based compensation expense related to stock options for the years ended December 31, 2022, 2021 and 2020, respectively.

Changes in non-vested shares dependent on performance criteria for 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	225,435	$20.29
Granted during 2022	71,482	35.93
Vested during 2022	(58,077)	25.77
Forfeited during 2022	(5,284)	17.92
Balance, December 31, 2022	233,556	$23.77

Changes in service based restricted stock units for 2022 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2022	701,145	$21.93
Granted during 2022	235,534	36.86
Vested during 2022	(289,546)	21.94
Forfeited during 2022	(25,963)	24.05
Balance, December 31, 2022	621,170	$27.50

14. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $996.7 million and $894.8 million at December 31, 2022 and 2021, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $20.2 million and $18.8 million at December 31, 2022 and 2021, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2022.

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

The Company is a limited partner in several Small Business Investment Company (“SBIC”) funds. As of December 31, 2022, the Company had unfunded commitments of $11.3 million for its investment in SBIC qualified funds.

15. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of December 31, 2022, the Company’s operating lease ROU asset and operating lease liability totaled $12.9 million and $13.7 million, respectively. As of December 31, 2021, the Company’s operating lease ROU asset and operating lease liability totaled $9.8 million and $10.1 million, respectively. A weighted average discount rate of 2.63 percent and 2.78 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2022 and 2021, respectively.

The Company's leases had remaining lease terms between three months to 14 years, with a weighted average lease term of 7.48 years, at December 31, 2022. The Company's leases had remaining lease terms between four months to 15 years, with a weighted average lease term of 6.09 years, at December 31, 2021. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $3.4 million and $2.8 million for the years ended December 31, 2022 and 2021, respectively. The variable lease costs were $305,000 and $313,000 for the years ended December 31, 2022 and 2021, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2022:

(In thousands)
2023	$3,007
2024	2,342
2025	2,092
2026	1,532
2027	1,169
Thereafter	5,082
Total lease payments	15,224
Less: imputed interest	1,520
Total present value of lease payments	$13,704

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2022	2021
Right-of-use asset obtained in exchange for lease obligation	$5,909	$3,098
Operating cash flows from operating leases	2,656	2,506
Operating cash flows from direct finance leases	250	300
Financing cash flows from direct finance leases	748	748

16. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance of all the requirements being fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital. Management believes that as of December 31, 2022, the Company and the Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2022 and 2021, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total capital
(to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital
(to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I
(to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital
(to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

As of December 31, 2021:
Total capital
(to risk-weighted assets)	$672,614	14.05%	$478,628	10.00%	$382,902	8.00%	$502,559	10.50%

Tier I capital
(to risk-weighted assets)	612,762	12.80	382,902	8.00	287,177	6.00	406,834	8.50

Common equity tier I
(to risk-weighted assets)	612,738	12.80	311,108	6.50	215,382	4.50	335,039	7.00

Tier I capital
(to average assets)	612,762	9.99	306,538	5.00	245,231	4.00	245,231	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022:
Total capital
(to risk-weighted assets)	$745,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital
(to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I
(to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital
(to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

As of December 31, 2021:
Total capital
(to risk-weighted assets)	$700,790	14.64%	N/A	N/A	$382,944	8.00%	$502,614	10.50%

Tier I capital
(to risk-weighted assets)	508,231	10.62	N/A	N/A	287,208	6.00	406,878	8.50

Common equity tier I
(to risk-weighted assets)	508,207	10.62	N/A	N/A	215,406	4.50	335,076	7.00

Tier I capital
(to average assets)	508,231	8.29	N/A	N/A	245,242	4.00	245,242	4.00

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $290.0 million as of December 31, 2022 and $230.0 million as of December 31, 2021 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of December 31, 2022, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

In March 2022, the Company entered into four forward starting interest rate swaps with a total notional amount of $100.0 million. These swaps will effectively extend the interest rate protection of existing swaps that are maturing in 2023 for an additional five years. As such, they are designated as cash flow hedges of certain interest-bearing deposits. The Company will receive variable amounts and pay fixed amounts. The weighted-average fixed pay rate on these forward swaps was 2.25 percent as of December 31, 2022. As of December 31, 2022, an unrealized gain of $6.0 million was recorded in accumulated other comprehensive income related to these forward starting swaps. The tables below do not include the impact of these forward swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)	2022	2021
Notional amount	$290,000	$230,000
Weighted average pay rate	1.71%	1.99%
Weighted average receive rate	2.78%	0.20%
Weighted average maturity	2.01 years	1.04 years
Unrealized gain/(loss), net	$3,290	$(3,479)
Number of contracts	12	13

	December 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$3,290
Total included in other assets	$290,000	$3,290
Total included in other liabilities	—	—

	December 31, 2021
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$230,000	$(3,479)
Total included in other assets	—	—
Total included in other liabilities	230,000	(3,479)

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

(In thousands)	2022	2021
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$9,262	$4,412
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—
Gain/(loss) recognized in other noninterest income	116	(842)

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain is being amortized into earnings over the remaining life of the terminated swaps.

Net interest expense recorded on these swap transactions totaled $851,000 and $4.4 million for the years ended December 31, 2022 and 2021, respectively.

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

The accrued interest receivable and payable related to these swaps of $1.1 million and $4.8 million at December 31, 2022 and December 31, 2021, respectively, is recorded in other assets and other liabilities. At December 31, 2021, the Company recorded a total swap valuation provision of $2.1 million related to a commercial real estate loan placed on nonaccrual status during the third quarter of 2021. This swap was terminated during the first quarter of 2022.

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Notional amount	$612,211	$702,210
Fair value	$(37,173)	$32,326
Weighted average pay rates	3.99%	4.00%
Weighted average receive rates	6.14%	1.83%
Weighted average maturity	4.68 years	5.5 years
Number of contracts	78	86

18. SHAREHOLDERS’ EQUITY

On January 28, 2021, the Company authorized the repurchase of up to 948,735 shares, or approximately 5 percent of its outstanding shares. The Company completed its 948,735 share repurchase program at an average price of $32.30 for a total cost of $30.6 million. On January 28, 2022, the Company announced authorization of a new share repurchase program of up to 920,000 shares, or approximately 5 percent of its outstanding shares. The Company purchased 876,986 shares at an average price of $35.01 for a total cost of $30.7 million under this program which ended on December 31, 2022.

During the year ended December 31, 2022, the Company purchased 930,977 shares at an average price of $35.15 for a total cost of $32.7 million. During the year ended December 31, 2021, the Company purchased 894,744 shares at an average price of $31.99 for a total cost of $28.6 million.

The Dividend Reinvestment Plan of the Company (the “Reinvestment Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during 2022 and 2021 were purchased in the open market.

GAAP Capital was also impacted by an increase in the unrealized loss on available-for-sale securities of $61.8 million due to the significant rise in the medium-term Treasury yields during 2022.

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

Peapack Private

Peapack Private, which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$167,893	$8,187	$176,080
Noninterest income	9,919	56,498	66,417
Total income	177,812	64,685	242,497
Provision for credit losses	6,353	—	6,353
Compensation and benefits	61,975	27,501	89,476
Premises and equipment expense	15,774	2,945	18,719
FDIC expense	1,939	—	1,939
Other noninterest expense	13,590	10,076	23,666
Total noninterest expense	99,631	40,522	140,153
Income before income tax expense	78,181	24,163	102,344
Income tax expense	21,453	6,645	28,098
Net income	$56,728	$17,518	$74,246

Total assets at period end	$6,256,664	$96,929	$6,353,593

	Year Ended December 31, 2021
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$132,195	$5,866	$138,061
Noninterest income	17,342	54,901	72,243
Total income	149,537	60,767	210,304
Provision for loan losses	6,475	—	6,475
Compensation and benefits	56,970	24,894	81,864
Premises and equipment expense	14,805	2,360	17,165
FDIC expense	2,071	—	2,071
Other noninterest expense	14,407	10,660	25,067
Total noninterest expense	94,728	37,914	132,642
Income before income tax expense	54,809	22,853	77,662
Income tax expense	14,847	6,193	21,040
Net income	$39,962	$16,660	$56,622

Total assets at period end	$5,973,343	$104,650	$6,077,993

	Year Ended December 31, 2020
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$121,583	$6,019	$127,602
Noninterest income	19,104	42,656	61,760
Total income	140,687	48,675	189,362
Provision for loan losses	32,400	—	32,400
Compensation and benefits	54,044	23,472	77,516
Premises and equipment expense	14,056	2,321	16,377
FDIC expense	1,975	—	1,975
Other noninterest expense	19,694	9,397	29,091
Total noninterest expense	122,169	35,190	157,359
Income before income tax expense	18,518	13,485	32,003
Income tax expense	2,170	3,641	5,811
Net income	$16,348	$9,844	$26,192

Total assets at period end	$5,798,770	$91,672	$5,890,442

20. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

The Company used the proceeds from the issuance of the 2020 Notes to refinance then-outstanding debt, for stock repurchases, acquisitions of wealth management firms, as well as other general corporate purposes.

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

21. ACQUISITIONS

The Company did not complete any acquisitions in 2022. The Company completed one acquisition in 2021 and two acquisitions in 2020, supporting the overall wealth management strategy. The acquisitions were not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

The fair value of the equity included as part of the consideration for the Company’s acquisition in 2021 was determined based on the closing price of the Company’s common shares on the acquisition date and totaled $333,000 for 2021. There was no equity included in the Company’s acquisitions for the year ended December 31, 2020.

The 2021 acquisition resulted in goodwill of $3.1 million as well as identifiable intangible assets. The two 2020 acquisitions resulted in goodwill of $2.9 million as well as identifiable intangible assets. Identifiable intangible assets include tradename, customer relationships and non-compete agreements. No liabilities were assumed at these acquisition dates.

Goodwill on the Company’s consolidated statement of financial condition totaled $36.2 million at December 31, 2022 and 2021. Of the $36.2 million of goodwill, $563,000 relates to the Banking segment and $35.6 million relates to the Wealth Management segment.

During 2022, the Company conducted its annual impairment analysis and concluded that there was no impairment of goodwill.

The table below presents a roll forward of goodwill and intangible assets for the years ended December 31, 2022, 2021 and 2020:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2020	$30,208	$10,380
Acquisitions during the period	2,895	1,695
Amortization and impairment during the period	—	1,287
Balance as of December 31, 2020	$33,103	$10,788
Acquisitions during the period	$3,109	$3,500
Amortization and impairment during the period	—	1,598
Balance as of December 31, 2021	$36,212	$12,690
Acquisitions during the period	$—	$—
Amortization during the period	—	1,569
Balance as of December 31, 2022	$36,212	$11,121

Amortization expense related to identifiable intangible assets was $1.6 million for 2022 and 2021 and $1.3 million for 2020.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2023	$1,320
2024	1,087
2025	1,087
2026	959
2027	944

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2022, 2021 and 2020:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(76,126)	$5,027	$(71,099)	$(80,972)

Gain/(loss) on cash flow hedges	(2,501)	9,348	(86)	9,262	6,761

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(66,778)	$4,941	$(61,837)	$(74,211)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(15,394)	$—	$(15,394)	$(9,873)

Gain/(loss) on cash flow hedges	(6,913)	3,806	606	4,412	(2,501)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(11,588)	$606	$(10,982)	$(12,374)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Twelve Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2020	Reclassifications	Income/(Loss)	2020	2020
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$1,006	$4,515	$—	$4,515	$5,521

Gain/(loss) on cash flow hedges	(2,501)	(4,346)	(66)	(4,412)	(6,913)

Accumulated other comprehensive gain/(loss), net of tax	$(1,495)	$169	$(66)	$103	$(1,392)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2022, 2021 and 2020:

	Years Ended
	December 31,
(In thousands)	2022	2021	2020	Affected Line Item in Statements of Income
Unrealized gain/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$6,609	$—	$—	Securities losses, net
Tax effect	(1,582)	—	—	Income tax expense
Total reclassifications, net of tax	$5,027	$—	$—
Unrealized gain/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(116)	$842	$(89)	Interest expense/other income
Tax effect	30	(236)	23	Income tax expense
Total reclassifications, net of tax	$(86)	$606	$(66)

23. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2022	2021
Assets
Cash	$7,967	$27,530
Interest-earning deposits	523	522
Total cash and cash equivalents	8,490	28,052
Investment in subsidiary	655,490	650,918
Other assets	2,356	680
Total assets	$666,336	$679,650
Liabilities
Subordinated debt	$132,987	$132,701
Other liabilities	369	561
Total liabilities	133,356	133,262
Shareholders’ equity
Common stock	17,513	17,220
Surplus	338,706	332,358
Treasury stock	(97,826)	(65,104)
Retained earnings	348,798	274,288
Accumulated other comprehensive loss	(74,211)	(12,374)
Total shareholders’ equity	532,980	546,388
Total liabilities and shareholders’ equity	$666,336	$679,650

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2022	2021	2020
Income
Dividend from Bank	$23,000	$—	$13,000
Other income	2	—	2
Total income	23,002	—	13,002
Expenses
Interest expense	5,453	7,013	4,992
Other expenses	1,130	1,602	948
Total expenses	6,583	8,615	5,940
Income/(loss) before income tax benefit and equity in undistributed earnings of Bank	16,419	(8,615)	7,062
Income tax benefit	(1,676)	(2,340)	(1,247)
Net income/(loss) before equity in undistributed earnings of Bank	18,095	(6,275)	8,309
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	56,151	62,897	17,883
Net income	$74,246	$56,622	$26,192
Other comprehensive (loss)/income	(61,837)	(10,982)	103
Comprehensive income	$12,409	$45,640	$26,295

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net income	$74,246	$56,622	$26,192
Undistributed earnings of Bank	(56,151)	(62,897)	(17,883)
Amortization of subordinated debt costs	286	1,002	234
(Increase)/decrease in other assets	(1,676)	(674)	4,914
(Decrease)/increase in other liabilities	(192)	(1,979)	2,176
Net cash provided by/(used in) operating activities	16,513	(7,926)	15,633

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(3,645)	(3,775)	(3,780)
Exercise of stock options, net of stock swaps	292	187	230
Proceeds from issuance of subordinated debt	—	—	98,143
Repayments of subordinated debt	—	(50,000)	—
Purchase of treasury shares	(32,722)	(28,627)	(6,487)
Net cash (used in)/provided by financing activities	(36,075)	(82,215)	88,106

Net (decrease)/increase in cash and cash equivalents	(19,562)	(90,141)	103,739
Cash and cash equivalents at beginning of period	28,052	118,193	14,454
Cash and cash equivalents at end of period	$8,490	$28,052	$118,193

24. SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2022 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$44,140	$48,520	$55,013	$64,202
Interest expense	4,518	5,627	9,488	16,162
Net interest income	39,622	42,893	45,525	48,040
Provision for loan losses	2,375	1,449	599	1,930
Wealth management fee income	14,834	13,891	12,943	12,983
Securities (losses)/gains, net	(6,609)	—	—	—
Fair value adjustment of CRA equity security	(682)	(475)	(571)	28
Other income	7,171	5,092	4,011	3,801
Operating expenses	34,169	32,659	33,560	33,412
Income before income tax expense	17,792	27,293	27,749	29,510
Income tax expense	4,351	7,193	7,623	8,931
Net income	$13,441	$20,100	$20,126	$20,579

Earnings per share-basic	$0.73	$1.10	$1.11	$1.15
Earnings per share-diluted	0.71	1.08	1.09	1.12

Selected 2021 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$38,239	$39,686	$40,067	$42,075
Interest expense	6,446	5,841	4,856	4,863
Net interest income	31,793	33,845	35,211	37,212
Provision for loan losses	225	900	1,600	3,750
Wealth management fee income	12,131	13,034	13,860	13,962
Fair value adjustment of CRA equity security	(265)	42	(70)	(139)
Other income	5,954	4,602	3,991	5,141
Operating expenses	31,594	30,684	32,185	31,704
(Loss)/income before income tax (benefit)/expense	17,794	19,939	19,207	20,722
Income tax (benefit)/expense	4,616	5,521	5,036	5,867
Net income	$13,178	$14,418	$14,171	$14,855

Earnings per share-basic	$0.70	$0.76	$0.76	$0.80
Earnings per share-diluted	0.67	0.74	0.74	0.78

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

Remediation of Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in our March 31, 2022 Form 10-Q, our Management, including our Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022 because of a material weakness in our internal control over financial reporting relating to the design of the controls over the accounting for credit losses in accordance with the CECL accounting standard, ASC 2016-13, Financial Instruments - Credit Losses including the timing of the operation of these controls. Management took several measures to remediate the material weakness related to the design of CECL controls, which included designing and implementing formal procedures and controls over the timing of the operation of such controls and engaged third-party advisors to assist with documentation over these controls. Management considers the material weakness described above remediated after the applicable controls operated for a sufficient period of time, allowing Management to test the operation effectiveness and has concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2022, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2022 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	66	2012	Chief Executive Officer
Frank A. Cavallaro	54	2022	Chief Financial Officer
John P. Babcock	65	2014	President of Private Wealth Management
Robert A. Plante	63	2017	Chief Operating Officer
Gregory M. Smith	56	2019	President of Commercial Banking

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

Mr. Cavallaro joined the Bank in October 2022 as Chief Financial Officer of the Company. Mr. Cavallaro had previously served as Chief Financial Officer of Republic First Bancorp, Inc. since August 2009. Mr. Cavallaro, served as a vice president in the finance department for Commerce Bank, N.A. and its successor TD Bank, N.A., an American national bank, from September 1997 to August 2009. Mr. Cavallaro, a certified public accountant, has more than twenty-five years of experience in the financial services industry and, prior to that, three years of experience in public accounting with Ernst & Young LLP. Mr. Cavallaro has a Bachelor of Science Degree in Accounting from Rutgers University School of Business, Camden, New Jersey.

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

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2023 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows information at December 31, 2022 for all equity compensation plans under which shares of our common stock may be issued:

Number of Securities
Remaining Available
For Future Issuance
	Number of Securities		Under Equity
	To be Issued Upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column

Equity Compensation Plans Approved By Security Holders	6,800	$16.53	1,283,644

Equity Compensation Plans Not Approved By Security Holders	N/A	N/A	N/A
Total	6,800	$16.53	1,283,644

The information set forth under the caption “Beneficial Ownership of Common Stock” in the 2023 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2023 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 3 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2022 and 2021.
Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2022 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2022 Annual Report.

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
Form of Employment Agreement, dated as of August 5, 2021, by and among the Company, the Bank and each of Douglas L. Kennedy, John P. Babcock and Gregory M. Smith incorporated by reference into Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +
I.
Change in Control Agreement, dated as of August 5, 2021, by and among the Company, the Bank and Robert A. Plante incorporated by reference into Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +
J.
Amended and Restated Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +
K.
Amended and Restated Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(C) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +
L.
Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders. +
M.
Form of Time-Based Restricted Stock Unit Agreement under the Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2021. +
N.
Employment Agreement, dated as of October 31, 2022, by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank and Frank A. Cavallaro, incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on October 31, 2022. +

(21) List of Subsidiaries:

(a) Subsidiaries of the Company:

		Percentage of Voting
	Jurisdiction	Securities Owned by
Name	of Incorporation	the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
BGP RRE Holdings, LLC	New Jersey	100%
BGP CRE Painter Farm, LLC	New Jersey	100%
BGP CRE Heritage, LLC	New Jersey	100%
BGP CRE K&P Holdings, LLC	New Jersey	100%
BGP CRE Office Property, LLC	New Jersey	100%
Peapack Ventures, LLC	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack Capital Corporation	New Jersey	100%
PGB Securities, LLC	New Jersey	100%

Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23.1)	Consent of Crowe LLP
(24)	Power of Attorney
(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Frank A. Cavallaro, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Frank A. Cavallaro, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL and is included in Exhibits 101.

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

Dated: March 13, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 13, 2023
Douglas L. Kennedy

/s Frank A. Cavallaro	Senior Executive Vice President and Chief Financial Officer	March 13, 2023
Frank A. Cavallaro

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 13, 2023
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 13, 2023
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 13, 2023
Carmen M. Bowser

/s/ Susan A. Cole	Director	March 13, 2023
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 13, 2023
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 13, 2023
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 13, 2023
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 13, 2023
Peter D. Horst

/s/ Steven A. Kass	Director	March 13, 2023
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 13, 2023
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 13, 2023
Philip W. Smith III

/s/ Tony Spinelli	Director	March 13, 2023
Tony Spinelli

/s/ Beth Welsh	Director	March 13, 2023
Beth Welsh