Form 10-Q
period 2023-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2023-05-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2023

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

Number of shares of Common Stock outstanding as of May 1, 2023: 18,016,963

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$6,514	$5,937
Federal funds sold	—	—
Interest-earning deposits	244,779	184,138
Total cash and cash equivalents	251,293	190,075
Securities available for sale	556,266	554,648
Securities held to maturity (fair value $97,967 at March 31, 2023 and $87,187 at December 31, 2022)	111,609	102,291
CRA equity security, at fair value	13,194	12,985
FHLB and FRB stock, at cost (A)	30,338	30,672
Loans held for sale, at fair value	—	—
Loans held for sale, at lower of cost or fair value	13,800	15,626
Loans	5,365,729	5,285,246
Less: allowance for credit losses	62,250	60,829
Net loans	5,303,479	5,224,417
Premises and equipment	23,782	23,831
Other real estate owned	116	116
Accrued interest receivable	19,143	25,157
Bank owned life insurance	47,261	47,147
Goodwill	36,212	36,212
Other intangible assets	10,767	11,121
Finance lease right-of-use assets	2,648	2,835
Operating lease right-of-use assets	12,262	12,873
Other assets	47,848	63,587
TOTAL ASSETS	$6,480,018	$6,353,593
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,096,549	$1,246,066
Interest-bearing deposits:
Checking	2,797,493	2,143,611
Savings	132,523	157,338
Money market accounts	873,329	1,228,234
Certificates of deposit - retail	357,131	318,573
Certificates of deposit - listing service	15,922	25,358
Subtotal deposits	5,272,947	5,119,180
Interest-bearing demand - brokered	10,000	60,000
Certificates of deposit - brokered	25,895	25,984
Total deposits	5,308,842	5,205,164
Short-term borrowings	378,800	379,530
Finance lease liabilities	4,385	4,696
Operating lease liabilities	13,082	13,704
Subordinated debt, net	133,059	132,987
Deferred tax liabilities, net	12,112	15,432
Due to brokers	8,308	—
Accrued expenses and other liabilities	66,472	69,100
TOTAL LIABILITIES	5,925,060	5,820,613
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,291,670 at March 31, 2023 and 21,007,350 at December 31, 2022; outstanding shares, 18,014,757 at March 31, 2023 and 17,813,451 at December 31, 2022)	17,750	17,513
Surplus	339,060	338,706
Treasury stock at cost (3,276,913 shares at March 31, 2023 and 3,193,899 shares at December 31, 2022)	(100,677)	(97,826)
Retained earnings	366,270	348,798
Accumulated other comprehensive loss, net of income tax	(67,445)	(74,211)
TOTAL SHAREHOLDERS’ EQUITY	554,958	532,980
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,480,018	$6,353,593

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
INTEREST INCOME
Interest and fees on loans	$64,472	$40,472
Interest on investments:
Taxable	4,471	3,607
Tax-exempt	8	21
Interest on loans held for sale	2	11
Interest on interest-earning deposits	1,538	29
Total interest income	70,491	44,140
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	21,383	1,782
Interest on certificates of deposit	1,729	606
Interest on borrowed funds	1,296	64
Interest on finance lease liability	53	68
Interest on subordinated debt	1,639	1,364
Subtotal - interest expense	26,100	3,884
Interest on interest-bearing demand - brokered	208	373
Interest on certificates of deposits - brokered	205	261
Total interest expense	26,513	4,518
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	43,978	39,622
Provision for credit losses	1,513	2,375
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	42,465	37,247
OTHER INCOME
Wealth management fee income	13,762	14,834
Service charges and fees	1,258	952
Bank owned life insurance	297	313
Gain on loans held for sale at fair value (mortgage banking)	21	247
Gain on loans held for sale at lower of cost or fair value	—	—
Fee income related to loan level, back-to-back swaps	—	—
Gain on sale of SBA loans	865	2,844
Corporate advisory fee income	80	1,561
Other income	1,567	1,254
Loss on securities sale, net	—	(6,609)
Fair value adjustment for CRA equity security	209	(682)
Total other income	18,059	14,714
OPERATING EXPENSES
Compensation and employee benefits	24,586	22,449
Premises and equipment	4,374	4,647
FDIC insurance expense	711	471
Swap valuation allowance	—	673
Other operating expense	5,903	5,929
Total operating expenses	35,574	34,169
INCOME BEFORE INCOME TAX EXPENSE	24,950	17,792
Income tax expense	6,595	4,351
NET INCOME	$18,355	$13,441

EARNINGS PER SHARE
Basic	$1.03	$0.73
Diluted	$1.01	$0.71
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,841,203	18,339,013
Diluted	18,263,310	18,946,683

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net income	$18,355	$13,441
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	8,769	(46,799)
Reclassification adjustment for amounts included in net income	—	6,609

	8,769	(40,190)

Tax effect	(48)	9,616
Net of tax	8,721	(30,574)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(2,732)	2,796
Reclassification adjustment for amounts included in net income	(42)	—
	(2,774)	2,796

Tax effect	819	(786)
Net of tax	(1,955)	2,010

Total other comprehensive income/(loss)	6,766	(28,564)

Total comprehensive income/(loss)	$25,121	$(15,123)

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended March 31, 2023 and March 31, 2022

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	18,355	—	18,355
Comprehensive income	—	—	—	—	—	6,766	6,766
Restricted stock units issued, 352,634 shares	—	294	(294)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (76,147) shares	—	(63)	(2,314)	—	—	—	(2,377)
Amortization of restricted stock units	—	—	2,666	—	—	—	2,666
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(883)	—	(883)
Share repurchase, (83,014) shares	—	—	—	(2,851)	—	—	(2,851)
Common stock options exercised, 300 shares	—	—	4	—	—	—	4
Issuance of shares for Employee Stock Purchase Plan, 7,533 shares	—	6	292	—	—	—	298
Balance at March 31, 2023 18,014,757 common shares outstanding	$—	$17,750	$339,060	$(100,677)	$366,270	$(67,445)	$554,958

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	13,441	—	13,441
Comprehensive loss	—	—	—	—	—	(28,564)	(28,564)
Restricted stock units issued, 306,684 shares	—	256	(256)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (67,999) shares	—	(57)	(2,447)	—	—	—	(2,504)
Amortization of restricted stock units	—	—	2,475	—	—	—	2,475
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(920)	—	(920)
Share repurchase, (299,878) shares	—	—	—	(11,174)	—	—	(11,174)
Common stock options exercised, 9,260 shares	—	7	113	—	—	—	120
Exercise of warrants 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 6,808 shares	—	6	249	—	—	—	255
Balance at March 31, 2022 18,370,312 common shares outstanding	$—	$17,450	$332,474	$(76,278)	$290,718	$(40,938)	$523,426

See accompanying notes to consolidated financial statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES:
Net income	$18,355	$13,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	879	839
Amortization of premium and accretion of discount on securities, net	169	947
Amortization of restricted stock	2,666	2,475
Amortization of intangible assets	354	431
Amortization of subordinated debt costs	72	71
Provision for credit losses	1,513	2,375
Swap valuation allowance	—	673
Deferred tax benefit	(2,493)	(3,575)
Stock-based compensation and employee stock purchase plan expense	48	35
Fair value adjustment for equity security	(209)	682
Loss on securities available for sale	—	6,609
Loans originated for sale (A)	(9,856)	(34,779)
Proceeds from sales of loans held for sale (A)	12,568	43,006
Gain on loans held for sale (A)	(886)	(3,091)
Loss on disposal of fixed assets	6	—
Increase in cash surrender value of life insurance, net	(114)	(142)
Decrease/(increase) in accrued interest receivable	6,014	(1,301)
Decrease in other assets	5,735	2,810
Increase/(decrease) in accrued expenses and other liabilities	4,176	(587)
NET CASH PROVIDED BY OPERATING ACTIVITIES	38,997	30,919
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	157,660	102,224
Principal repayments, maturities and calls of securities held to maturity	1,021	1,829
Redemptions of FHLB and FRB stock	27,887	16,771
Purchase of securities held to maturity	(2,051)	—
Purchase of securities available for sale	(150,658)	(74,590)
Purchase of FHLB and FRB stock	(27,553)	(22,391)
Net increase in loans, net of participations sold	(80,575)	(316,167)
Purchase of premises and equipment	(643)	(568)
Disposal of premises and equipment	(6)	—
NET CASH USED IN INVESTING ACTIVITIES	(74,918)	(292,892)
FINANCING ACTIVITIES:
Net increase in deposits	103,678	121,267
Net (decrease)/increase in short-term borrowings	(250,730)	122,085
Proceeds from FHLB short term advances	250,000	—
Dividends paid on common stock	(883)	(920)
Exercise of stock options, net of stock swaps	4	120
Restricted stock repurchased on vesting to pay taxes	(2,377)	(2,504)
Issuance of shares for employee stock purchase plan	298	255
Shares repurchased	(2,851)	(11,174)
NET CASH PROVIDED BY FINANCING ACTIVITIES	97,139	229,129
Net increase/(decrease) in cash and cash equivalents	61,218	(32,844)
Cash and cash equivalents at beginning of period	190,075	146,804
Cash and cash equivalents at end of period	$251,293	$113,960
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$21,375	$3,099
Income tax, net	199	199
Security purchases due from broker	8,308	—
Security sales due from broker	—	120,245

(A)
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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2023, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity and cash flow statements for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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
•
Peapack Ventures, LLC, which owns the remaining 21 percent of Peapack-Gladstone Realty, Inc.
•
PGB Securities, Inc.

While the following notes to the consolidated financial statements include the consolidated results of the Company, the Bank and their subsidiaries, these notes primarily reflect the Bank’s and its subsidiaries’ activities. All significant intercompany balances and transactions have been eliminated from the accompanying consolidated financial statements.

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

Segment Information: The Company’s business is conducted through two business segments: (1) its banking segment (“Banking”), which involves the delivery of loan and deposit products to customers, and (2) Peapack Private Wealth Management Division ("Peapack Private"), which includes investment management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

The Banking segment includes: commercial (including commercial and industrial (“C&I”) and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

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

Securities: Prior to January 1, 2022, Management evaluated securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market conditions warranted. For securities in an unrealized loss position, Management considered the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assessed whether it intended to sell, or it was more likely than not that it was required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell was met, the entire difference between amortized cost and fair value was recognized as impairment through earnings. For debt securities that did not meet the aforementioned criteria, the amount of impairment was split into two components as follows: (1) other-than-temporary impairment related to credit loss, which was recognized through the income statement and (2) other-than-temporary impairment related to other factors, which was recognized in other comprehensive income.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $158.6 million and $152.2 million as of March 31, 2023 and December 31, 2022, respectively. SBA loans held for sale totaled $15.1 million and $17.2 million at March 31, 2023 and December 31, 2022, respectively.

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

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2022-02, which replaced the accounting and recognition of TDRs. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

Stock-Based Compensation: The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the stock option plans approved in 2002, 2006 and 2012; however, options granted under these plans are still included in the amounts below.

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

Changes in options outstanding during the three months ended March 31, 2023 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2023	6,800	$16.53
Exercised during 2023	(300)	14.60
Expired during 2023	(2,300)	14.86
Forfeited during 2023	—	—
Balance, March 31, 2023	4,200	$17.58	0.57 years	$51
Vested and expected to vest	4,200	$17.58	0.57 years	$51
Exercisable at March 31, 2023	4,200	$17.58	0.57 years	$51

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on March 31, 2023 was $29.62.

There were no stock options granted during the three months ended March 31, 2023.

As of March 31, 2023, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2023 and 2022. Service-based units vest ratably over a three- or five-year period. There were 269,570 service-based restricted stock units granted during the first quarter of 2023.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 123,137 performance-based restricted stock units granted in the first quarter of 2023.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	233,556	$23.77
Granted during 2023	123,137	26.60
Vested during 2023	(145,176)	13.44
Forfeited during 2023	—	—
Balance, March 31, 2023	211,517	$32.51

Changes in service-based restricted stock awards/units for the three months ended March 31, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	621,170	$27.50
Granted during 2023	269,570	30.96
Vested during 2023	(207,705)	26.49
Forfeited during 2023	(2,187)	24.98
Balance, March 31, 2023	680,848	$29.19

As of March 31, 2023, there was $23.0 million of total unrecognized compensation cost related to service-based and performance-based units. That cost is expected to be recognized over a weighted average period of 1.44 years. Stock compensation expense recorded for the first quarters of 2023 and 2022 totaled $2.7 million and $1.9 million, respectively.

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

The Company recorded $48,000 and $35,000 of expense in salaries and employee benefits expense for the three months ended March 31, 2023 and 2022, respectively related to the ESPP. Total shares issued under the ESPP during the first quarter of 2023 and 2022 were 7,533 and 6,808, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2023	2022
Net income available to common shareholders	$18,355	$13,441

Basic weighted average shares outstanding	17,841,203	18,339,013
Plus: common stock equivalents	422,107	607,670
Diluted weighted average shares outstanding	18,263,310	18,946,683
Net income per share
Basic	$1.03	$0.73
Diluted	1.01	0.71

For the three months ended March 31, 2023 and 2022, restricted stock units totaling 362,052 and 299,433, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2019 or by New Jersey tax authorities for years prior to 2017.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was primarily attributable to the Bank’s wealth acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process. Management has concluded that there was no goodwill impairment as of March 31, 2023.

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
2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of March 31, 2023 and December 31, 2022 follows:

	March 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,779	$—	$(49,992)	$—	$194,787
Mortgage-backed securities–residential	366,852	61	(42,726)	—	324,187
SBA pool securities	30,403	—	(3,951)	—	26,452
State and political subdivisions	1,860	—	(8)	—	1,852
Corporate bond	10,000	—	(1,012)	—	8,988
Total securities available for sale	$653,894	$61	$(97,689)	$—	$556,266
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,001)	$—	$35,999
Mortgage-backed securities–residential	71,609	—	(9,641)	—	61,968
Total securities held to maturity	$111,609	$—	$(13,642)	$—	$97,967

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,774	$—	$(54,232)	$—	$190,542
Mortgage-backed securities–residential	372,471	27	(46,760)	—	325,738
SBA pool securities	31,934	1	(4,508)	—	27,427
State and political subdivisions	1,866	—	(17)	—	1,849
Corporate bond	10,000	—	(908)	—	9,092
Total securities available for sale	$661,045	$28	$(106,425)	$—	$554,648
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,563)	$—	$35,437
Mortgage-backed securities–residential	62,291	—	(10,541)	—	51,750
Total securities held to maturity	$102,291	$—	$(15,104)	$—	$87,187

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the three months ended March 31, 2023 and 2022:

(In thousands)	March 31, 2023	March 31, 2022
Proceeds from sales	$—	$118,972
Gross gains	—	3
Gross losses	—	(6,612)
Net tax benefit	—	1,581

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2023 and December 31, 2022.

	March 31, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$194,788	$(49,992)	$194,788	$(49,992)
Mortgage-backed securities residential	42,964	(593)	214,736	(42,133)	257,700	(42,726)
SBA pool securities	136	—	25,614	(3,951)	25,750	(3,951)
State and political subdivisions	—	—	1,582	(8)	1,582	(8)
Corporate bond	6,840	(660)	2,148	(352)	8,988	(1,012)
Total securities available for sale	$49,940	$(1,253)	$438,868	$(96,436)	$488,808	$(97,689)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$35,999	$(4,001)	$35,999	$(4,001)
Mortgage-backed securities residential	2,019	(31)	51,640	(9,610)	53,659	(9,641)
Total securities held to maturity	$2,019	$(31)	$87,639	$(13,611)	$89,658	$(13,642)
Total securities	$51,959	$(1,284)	$526,507	$(110,047)	$578,466	$(111,331)

	December 31, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$190,542	$(54,232)	$190,542	$(54,232)
Mortgage-backed securities residential	82,907	(4,082)	174,557	(42,678)	257,464	(46,760)
SBA pool securities	3,377	(332)	23,256	(4,176)	26,633	(4,508)
State and political subdivisions	1,579	(17)	—	—	1,579	(17)
Corporate bond	9,092	(908)	—	—	9,092	(908)
Total securities available for sale	$96,955	$(5,339)	$388,355	$(101,086)	$485,310	$(106,425)
Securities Held to Maturity:
U.S. government-sponsored agencies	$13,174	$(1,826)	$22,263	$(2,737)	$35,437	$(4,563)
Mortgage-backed securities residential	15,635	(3,585)	36,115	(6,956)	51,750	(10,541)
Total securities held to maturity	$28,809	$(5,411)	$58,378	$(9,693)	$87,187	$(15,104)
Total securities	$125,764	$(10,750)	$446,733	$(110,779)	$572,497	$(121,529)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2023. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at March 31, 2023.

The Company has an investment in a CRA investment fund with a fair value of $13.2 million at March 31, 2023. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a gain of $209,000 for the three months ended March 31, 2023, respectively. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2023 and December 31, 2022, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Residential mortgage	$544,655	10.15%	$525,756	9.95%
Multifamily mortgage	1,871,387	34.88	1,863,915	35.27
Commercial mortgage	613,911	11.44	624,625	11.82
Commercial loans (including equipment financing)	2,246,899	41.87	2,194,094	41.51
Commercial construction	6,138	0.12	4,042	0.07
Home equity lines of credit	33,294	0.62	34,496	0.65
Consumer loans, including fixed rate home equity loans	49,002	0.91	38,014	0.72
Other loans	443	0.01	304	0.01
Total loans	$5,365,729	100.00%	$5,285,246	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of March 31, 2023 and December 31, 2022 are based on the CECL methodology:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Primary residential mortgage	$546,133	10.18%	$527,784	9.99%
Junior lien loan on residence	36,986	0.69	38,265	0.73
Multifamily property	1,871,387	34.90	1,863,915	35.29
Owner-occupied commercial real estate	274,923	5.13	272,009	5.15
Investment commercial real estate	1,016,725	18.96	1,044,125	19.77
Commercial and industrial	1,268,350	23.65	1,194,662	22.62
Lease financing	282,906	5.28	288,566	5.46
Construction	12,593	0.23	9,936	0.19
Consumer and other	52,249	0.98	42,319	0.80
Total loans	5,362,252	100.00%	5,281,581	100.00%
Net deferred costs	3,477		3,665
Total loans including net deferred costs	$5,365,729		$5,285,246

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of March 31, 2023 and December 31, 2022:

	March 31, 2023
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,227	$—
Multifamily property	11,235	—
Investment commercial real estate	11,166	—
Commercial and industrial	3,539	—
Lease financing	1,492	—
Total	$28,659	$—

	December 31, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,339	$—
Investment commercial real estate	11,208	—
Commercial and industrial	3,662	—
Lease financing	1,765	—
Total	$18,974	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2023 and December 31, 2022 by class of loans, excluding nonaccrual loans:

	March 31, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$411	$—	$—	$411
Multifamily property	876	—	—	876
Commercial and industrial	1,475	—	—	1,475
Total	$2,762	$—	$—	$2,762

	December 31, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,145	$—	$—	$1,145
Multifamily property	882	—	—	882
Commercial and industrial	4,884	681	—	5,565
Total	$6,911	$681	$—	$7,592

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass-rated loans.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of March 31, 2023 and December 31, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of March 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$30,590	$117,702	$84,130	$61,330	$36,638	$212,680	$—	$688	$543,758
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	546	1,008	821	—	—	2,375
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	30,590	117,702	84,130	61,876	37,646	213,501	—	688	546,133
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	128	1,632	167	38	614	1,113	33,231	—	36,923
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	63	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	128	1,632	167	38	614	1,113	33,294	—	36,986
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	20,408	483,221	665,340	117,591	222,731	335,842	748	2,126	1,848,007
Special mention	—	—	—	—	—	1,685	—	—	1,685
Substandard	—	1,565	9,671	—	2,832	7,627	—	—	21,695
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	20,408	484,786	675,011	117,591	225,563	345,154	748	2,126	1,871,387
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	Grade as of March 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Owner-occupied commercial real estate:
Pass	859	24,037	43,474	20,518	12,110	146,130	324	26,275	273,727
Special mention	—	1,065	—	—	—	—	131	—	1,196
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	859	25,102	43,474	20,518	12,110	146,130	455	26,275	274,923
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	30,893	176,245	153,109	58,969	155,031	348,474	11,874	26,984	961,579
Special mention	—	—	—	—	12,902	13,203	—	14,426	40,531
Substandard	—	11,166	—	—	3,449	—	—	—	14,615
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	30,893	187,411	153,109	58,969	171,382	361,677	11,874	41,410	1,016,725
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	93,226	396,905	215,264	67,721	65,802	27,924	366,019	16,445	1,249,306
Special mention	—	—	—	825	—	192	257	—	1,274
Substandard	—	1,441	1,858	1,972	3,516	285	8,698	—	17,770
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	93,226	398,346	217,122	70,518	69,318	28,401	374,974	16,445	1,268,350
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	10,218	70,676	69,305	54,747	44,848	29,740	—	—	279,534
Special mention	—	1,880	—	—	—	—	—	—	1,880
Substandard	—	—	—	—	1,492	—	—	—	1,492
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	10,218	72,556	69,305	54,747	46,340	29,740	—	—	282,906
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	1,420	—	2,107	9,066	12,593
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	1,420	—	2,107	9,066	12,593
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	—	—	356	182	—	5,186	31,121	15,404	52,249
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	—	356	182	—	5,186	31,121	15,404	52,249
Current period gross charge-offs	—	—	—	—	—	—	46	—	46

	Grade as of March 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Total:
Pass	186,322	1,270,418	1,231,145	381,096	539,194	1,107,089	445,424	96,988	5,257,676
Special mention	—	2,945	—	825	12,902	15,080	388	14,426	46,566
Substandard	—	14,172	11,529	2,518	12,297	8,733	8,761	—	58,010
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$186,322	$1,287,535	$1,242,674	$384,439	$564,393	$1,130,902	$454,573	$111,414	$5,362,252
Total Current Period Gross Charge-offs	$—	$—	$—	$—	$—	$—	$46	$—	$46

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$118,864	$87,312	$62,540	$37,902	$27,209	$190,834	$—	$691	$525,352
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	547	1,044	141	700	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	118,864	87,312	63,087	38,946	27,350	191,534	—	691	527,784

Junior lien loan on residence:
Pass	1,631	177	42	639	326	953	33,996	—	37,764
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,631	177	42	639	326	953	34,497	—	38,265

Multifamily property:
Pass	488,657	678,507	118,220	224,129	33,884	305,628	1,246	1,425	1,851,696
Special mention	—	—	—	—	—	1,696	—	—	1,696
Substandard	—	—	—	2,846	—	7,677	—	—	10,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	488,657	678,507	118,220	226,975	33,884	315,001	1,246	1,425	1,863,915

Owner-occupied commercial real estate:
Pass	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009

Investment commercial real estate:
Pass	189,829	154,715	59,444	155,995	93,330	305,219	6,590	23,487	988,609
Special mention	—	—	—	13,015	—	13,309	—	14,507	40,831
Substandard	11,208	—	—	3,477	—	—	—	—	14,685
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	201,037	154,715	59,444	172,487	93,330	318,528	6,590	37,994	1,044,125

Commercial and industrial:
Pass	421,072	217,887	76,307	80,359	26,792	5,559	303,526	29,750	1,161,252
Special mention	14,405	—	826	—	193	—	258	—	15,682
Substandard	1,553	1,892	2,148	3,894	277	71	7,893	—	17,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	437,030	219,779	79,281	84,253	27,262	5,630	311,677	29,750	1,194,662

Lease financing:
Pass	73,155	71,925	58,262	48,942	24,408	8,125	—	—	284,817
Special mention	1,984	—	—	—	—	—	—	—	1,984
Substandard	—	—	—	1,765	—	—	—	—	1,765
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	75,139	71,925	58,262	50,707	24,408	8,125	—	—	288,566

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Construction:
Pass	—	—	—	1,439	—	—	4,064	4,433	9,936
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,439	—	—	4,064	4,433	9,936

Consumer and other loans:
Pass	—	381	194	—	—	5,753	31,287	4,704	42,319
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	381	194	—	—	5,753	31,287	4,704	42,319

Total:
Pass	1,318,523	1,254,820	395,688	561,649	228,371	948,308	381,317	85,078	5,173,754
Special mention	16,389	—	826	13,015	193	15,005	258	14,507	60,193
Substandard	12,761	1,892	2,695	13,026	418	8,448	8,394	—	47,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,347,673	$1,256,712	$399,209	$587,690	$228,982	$971,761	$389,969	$99,585	$5,281,581

At March 31, 2023, $27.6 million of substandard loans were also considered individually evaluated, compared to $14.7 million at December 31, 2022.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The granting of the modification for the three months ended March 31, 2023 did not have a material impact on the ACL. The following table provides information related to the modification during the three months ended March 31, 2023 by pool segment and type of concession granted:

	Interest Only Period Extension
	Three Months Ended March 31, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$248	0.02%
Total	$248	0.02%

The following table depicts the payment status of the loan that was modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through March 31, 2023:

	Payment Status at March 31, 2023
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$248	$—	$—
Total	$248	$—	$—

There were no loans that failed to comply with their modified terms in the twelve months following modification and resulted in a payment default at March 31, 2023.

Troubled Debt Restructurings:

Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as troubled debt restructuring (“TDR”) loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 as of January 1, 2023, the Company has ceased to recognize or measure new TDRs but those existing at December 31, 2022 will remain until settled.

The Company has allocated $1.2 million of specific reserves on TDRs as of December 31, 2022. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $16.9 million at March 31, 2023 and $22.8 million at December 31, 2022.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of March 31, 2023 and December 31, 2022. The allowance was based on the CECL methodology.

	March 31, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$574	$—	$545,559	$2,959	$546,133	$2,959
Junior lien loan on residence	—	—	36,986	146	36,986	146
Multifamily property	11,236	1,104	1,860,151	8,719	1,871,387	9,823
Owner-occupied commercial real estate	—	—	274,923	4,952	274,923	4,952
Investment commercial real estate	11,166	1,221	1,005,559	13,317	1,016,725	14,538
Commercial and industrial	3,268	296	1,265,082	26,573	1,268,350	26,869
Lease financing	1,492	—	281,414	1,989	282,906	1,989
Construction	—	—	12,593	313	12,593	313
Consumer and other loans	—	—	52,249	661	52,249	661
Total ACL	$27,736	$2,621	$5,334,516	$59,629	$5,362,252	$62,250

	December 31, 2022
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$374	$—	$527,410	$2,894	$527,784	$2,894
Junior lien loan on residence	—	—	38,265	154	38,265	154
Multifamily property	—	—	1,863,915	8,849	1,863,915	8,849
Owner-occupied commercial real estate	—	—	272,009	4,835	272,009	4,835
Investment commercial real estate	11,208	1,208	1,032,917	14,272	1,044,125	15,480
Commercial and industrial	3,385	299	1,191,277	25,231	1,194,662	25,530
Lease financing	1,765	—	286,801	2,314	288,566	2,314
Construction	—	—	9,936	236	9,936	236
Consumer and other loans	—	—	42,319	537	42,319	537
Total ACL	$16,732	$1,507	$5,264,849	$59,322	$5,281,581	$60,829

Individually evaluated loans include nonaccrual loans of $26.6 million at March 31, 2023 and $15.8 million at December 31, 2022. Individually evaluated loans did not include any performing modified loans at March 31, 2023. No allowance was allocated to modified loans at March 31, 2023. All accruing modified loans were paying in accordance with their modified terms as of March 31, 2023. The Company has not committed to lend additional amounts as of March 31, 2023 to customers with outstanding loans that are classified as modified loans.

The allowance for credit losses was $62.3 million as of March 31, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was primarily due to specific reserves of $1.1 million related to one multifamily relationship of $9.7 million. The allowance for credit losses as a percentage of loans was 1.16 percent and 1.15 percent at March 31, 2023 and December 31, 2022, respectively.

Under Topic 326, the Company's methodology for determining the ACL on loans is based upon key assumptions, including historic net charge-offs, economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

The following tables present collateral dependent loans individually evaluated by segment as of March 31, 2023 and December 31, 2022:

	March 31, 2023
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$724	$574	$—	$507
Commercial and industrial	3,775	1,743	—	1,810
Lease financing	1,537	1,492	—	1,674
Total loans with no related allowance	$6,036	$3,809	$—	$3,991
With related allowance recorded:
Multifamily property	$11,267	$11,236	$1,104	$3,745
Investment commercial real estate	12,500	11,166	1,221	11,183
Commercial and industrial	1,546	1,525	296	1,217
Total loans with related allowance	$25,313	$23,927	$2,621	$16,145
Total loans individually evaluated	$31,349	$27,736	$2,621	$20,136

	December 31, 2022
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$415	$374	$—	$249
Commercial and industrial	3,868	1,836	—	539
Lease financing	1,792	1,765	—	444
Total loans with no related allowance	$6,075	$3,975	$—	$1,232
With related allowance recorded:
Investment commercial real estate	$12,500	$11,208	$1,208	$12,402
Commercial and industrial	1,555	1,549	299	174
Total loans with related allowance	$14,055	$12,757	$1,507	$12,576
Total loans individually evaluated for impairment	$20,130	$16,732	$1,507	$13,808

Interest income recognized on individually evaluated loans for the three months ended March 31, 2023 and 2022 was not material. The Company did not recognize any income on non-accruing impaired loans for the three months ended March 31, 2023 and 2022.

The activity in the allowance for credit losses for the three months ended March 31, 2023 and March 31, 2022 is summarized below:

	January 1,				March 31,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$65	$2,959
Junior lien loan on residence	154	—	—	(8)	146
Multifamily property	8,849	—	—	974	9,823
Owner-occupied commercial real estate	4,835	—	—	117	4,952
Investment commercial real estate	15,480	—	—	(942)	14,538
Commercial and industrial	25,530	—	—	1,339	26,869
Lease financing	2,314	—	—	(325)	1,989
Construction	236	—	—	77	313
Consumer and other loans	537	(46)	3	167	661
Total ACL	$60,829	$(46)	$3	$1,464	$62,250

(A)
Provision to roll forward the ACL excludes a provision of $49,000 for off-balance sheet commitments.

	December 31,
	2021
	Prior to					March 31,
	Adoption	Impact of				2022
	of	Adopting			Provision	Ending
(In thousands)	Topic 326	Topic 326	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$1,510	$717	$—	$—	$1,318	$3,545
Junior lien loan on residence	88	83	—	—	71	242
Multifamily property	9,806	4,072	—	—	1,602	15,480
Owner-occupied commercial real estate	1,998	2,902	—	—	3	4,903
Investment commercial real estate	27,083	(13,589)	(250)	—	(2,275)	10,969
Commercial and industrial	17,509	(657)	—	4	1,797	18,653
Lease financing	3,440	156	—	—	(242)	3,354
Construction	48	361	—	—	123	532
Consumer and other loans	215	419	(20)	2	92	708
Total ACL	$61,697	$(5,536)	$(270)	$6	$2,489	$58,386

(A)
Provision to roll forward the ACL excludes a credit of $114,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off Balance Sheet Commitments

The following table presets the activity in the ACL for off-balance sheet commitments for the three months ended March 31, 2023 and 2022:

	January 1,
	2023		March 31,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$49	$801
Total ACL	$752	$49	$801

	December 31,
	2021			March 31,
	Prior to adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$(114)	$188
Total ACL	$—	$302	$(114)	$188

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $81.0 million and $91.1 million at March 31, 2023 and December 31, 2022, respectively. These totals excluded brokered certificates of deposit.

The following table sets forth the details of total deposits as of March 31, 2023 and December 31, 2022:

	March 31,		December 31,
	2023		2022
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,096,549	20.65%	$1,246,066	23.94%
Interest-bearing checking (A)	2,797,493	52.69	2,143,611	41.18
Savings	132,523	2.50	157,338	3.02
Money market	873,329	16.45	1,228,234	23.60
Certificates of deposit - retail	357,131	6.73	318,573	6.12
Certificates of deposit - listing service	15,922	0.30	25,358	0.49
Subtotal deposits	5,272,947	99.32	5,119,180	98.35
Interest-bearing demand - Brokered	10,000	0.19	60,000	1.15
Certificates of deposit - Brokered	25,895	0.49	25,984	0.50
Total deposits	$5,308,842	100.00%	$5,205,164	100.00%

(A)
Interest-bearing checking includes $680.3 million at March 31, 2023 and $620.1 million at December 31, 2022 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2023, are as follows:

(In thousands)
2023	$171,431
2024	185,171
2025	33,907
2026	5,393
2027	2,957
2028 and later	89
Total	$398,948

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2023, the Company had total borrowings with the FHLB of $378.8 million, which consisted of $128.8 million of overnight borrowings at a rate of 4.99 percent and a $250.0 million one-month advance at a rate of 5.20 percent with an April 13, 2023 maturity date. As of December 31, 2022, the Company had $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent. At March 31, 2023, unused short-term overnight borrowing commitments totaled $1.5 billion from the FHLB, $22.0 million from correspondent banks and $1.8 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$42,090	$1,888	$43,978
Noninterest income	3,835	14,224	18,059
Total income	45,925	16,112	62,037

Provision for credit losses	1,513	—	1,513
Compensation and employee benefits	18,169	6,417	24,586
Premises and equipment expense	3,613	761	4,374
FDIC insurance expense	711	—	711
Other operating expense	3,274	2,629	5,903
Total operating expense	27,280	9,807	37,087
Income before income tax expense	18,645	6,305	24,950
Income tax expense	4,930	1,665	6,595
Net income	$13,715	$4,640	$18,355

Total assets at period end	$6,366,729	$113,289	$6,480,018

	Three Months Ended March 31, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$37,999	$1,623	$39,622
Noninterest income	(429)	15,143	14,714
Total income	37,570	16,766	54,336

Provision for loan and lease losses	2,375	—	2,375
Compensation and employee benefits	16,403	6,046	22,449
Premises and equipment expense	3,931	716	4,647
FDIC insurance expense	471	—	471
Other operating expense	4,166	2,436	6,602
Total operating expense	27,346	9,198	36,544
Income before income tax expense	10,224	7,568	17,792
Income tax expense	2,300	2,051	4,351
Net income	$7,924	$5,517	$13,441

Total assets at period end	$6,155,011	$100,653	$6,255,664

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$194,787	$—	$194,787	$—
Mortgage-backed securities-residential	324,187	—	324,187	—
SBA pool securities	26,452	—	26,452	—
State and political subdivisions	1,852	—	1,852	—
Corporate bond	8,988	—	8,988	—
CRA investment fund	13,194	13,194	—	—
Derivatives:
Cash flow hedges	6,671	—	6,671	—
Loan level swaps	28,827	—	28,827	—
Total	$604,958	$13,194	$591,764	$—

Liabilities:
Derivatives:
Cash flow hedges	$156	$—	$156	$—
Loan level swaps	28,827	—	28,827	—
Total	$28,983	$—	$28,983	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$190,542	$—	$190,542	$—
Mortgage-backed securities-residential	325,738	—	325,738	—
SBA pool securities	27,427	—	27,427	—
State and political subdivisions	1,849	—	1,849	—
Corporate bond	9,092	—	9,092	—
CRA investment fund	12,985	12,985	—	—
Derivatives:
Cash flow hedges	9,289	—	9,289	—
Loan level swaps	38,265	—	38,265	—
Total	$615,187	$12,985	$602,202	$—

Liabilities:
Derivatives:
Loan level swaps	$38,265	$—	$38,265	$—
Total	$38,265	$—	$38,265	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2023 and December 31, 2022.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,132	$—	$—	$10,132
Multifamily property	9,945	—	—	9,945
Commercial and industrial	1,044	—	—	1,044

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000
Commercial and industrial	743	—	—	743

The carrying amounts and estimated fair values of financial instruments at March 31, 2023 are as follows:

		Fair Value Measurements at March 31, 2023 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$251,293	$251,293	$—	$—	$251,293
Securities available for sale	556,266	—	556,266	—	556,266
Securities held to maturity	111,609	—	97,967	—	97,967
CRA investment fund	13,194	13,194	—	—	13,194
FHLB and FRB stock	30,338	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	13,800	—	15,056	—	15,056
Loans, net of allowance for credit losses	5,303,479	—	—	5,295,280	5,295,280
Accrued interest receivable	19,143	—	2,257	16,886	19,143
Accrued interest receivable loan level swaps (A)	798	—	798	—	798
Cash flow hedges	6,671	—	6,671	—	6,671
Loan level swaps	28,827	—	28,827	—	28,827
Financial liabilities
Deposits	$5,308,842	$4,909,894	$390,365	$—	$5,300,259
Short-term borrowings	378,800	—	378,846	—	378,846
Subordinated debt	133,059	—	—	117,404	117,404
Accrued interest payable	5,717	3,411	1,305	1,001	5,717
Accrued interest payable loan level swaps (B)	798	—	798	—	798
Cash flow hedges	156	—	156	—	156
Loan level swap	28,827	—	28,827	—	28,827
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2022 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,075	$190,075	$—	$—	$190,075
Securities available for sale	554,648	—	554,648	—	554,648
Securities held to maturity	102,291	—	87,187	—	87,187
CRA investment fund	12,985	12,985	—	—	12,985
FHLB and FRB stock	30,672	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	15,626	—	17,176	—	17,176
Loans, net of allowance for loan and lease losses	5,224,417	—	—	5,141,201	5,141,201
Accrued interest receivable	25,157	—	2,393	22,764	25,157
Accrued interest receivable loan level swaps (A)	1,092	—	1,092	—	1,092
Cash flow hedges	9,289	—	9,289	—	9,289
Loan level swaps	38,265	—	38,265	—	38,265
Financial liabilities
Deposits	$5,205,164	$4,835,249	$356,975	$—	$5,192,224
Short-term borrowings	379,530	—	379,530	—	379,530
Subordinated debt	132,987	—	—	119,865	119,865
Accrued interest payable	2,997	2,509	413	75	2,997
Accrued interest payable loan level swaps (B)	1,092	—	1,092	—	1,092
Loan level swaps	38,265	—	38,265	—	38,265
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Service charges on deposits
Overdraft fees	$133	$113
Interchange income	311	342
Other	814	497
Wealth management fees (A)	13,762	14,834
Corporate advisory fee income	80	1,561
Other (B)	2,959	(2,633)
Total noninterest other income	$18,059	$14,714

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2023			2022
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$133	$—	$133	$113	$—	$113
Interchange income	311	—	311	342	—	342
Other	814	—	814	497	—	497
Wealth management fees (A)	—	13,762	13,762	—	14,834	14,834
Corporate advisory fee income	80	—	80	1,561	—	1,561
Other (B)	2,497	462	2,959	(2,942)	309	(2,633)
Total noninterest income	$3,835	$14,224	$18,059	$(429)	$15,143	$14,714

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the first quarter of 2023 by $2,000 compared to $30,000 for the same quarter in 2022.

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

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2023	2022
Professional and legal fees	$1,345	$1,138
Telephone	369	334
Advertising	396	290
Amortization of intangible assets	354	431
Branch/office restructure	175	372
Other operating expenses	3,264	3,364
Total other operating expenses	$5,903	$5,929

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$8,721	$—	$8,721	$(72,251)

Gain/(loss) on cash flow hedges	6,761	(1,925)	(30)	(1,955)	4,806

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$6,796	$(30)	$6,766	$(67,445)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(35,602)	$5,028	$(30,574)	$(40,447)

Gain/(loss) on cash flow hedges	(2,501)	2,010	—	2,010	(491)

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(33,592)	$5,028	$(28,564)	$(40,938)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(In thousands)	2023	2022	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$6,609	Securities losses, net
Tax effect	—	(1,581)	Income tax expense
Total reclassifications, net of tax	$—	$5,028
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(42)	$—	Interest Expense
Tax effect	12	—	Income tax expense
Total reclassifications, net of tax	$(30)	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $210.0 million as of March 30, 2023 and $290.0 million as of December 31, 2022 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2023, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

In March 2022, the Company entered into four forward starting interest rate swaps with a total notional amount of $100.0 million. These swaps will effectively extend the interest rate protection of existing swaps for an additional two to five years. As such, they are designated as cash flow hedges of certain interest-bearing deposits. The Company will receive variable amounts and pay fixed amounts. The weighted-average fixed pay rate on these forward swaps was 3.12 percent as of March 31, 2023. As of March 31, 2023, an unrealized gain of $2.0 million was recorded in accumulated other comprehensive income related to these forward starting swaps. The tables below do not include the impact of these forward swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2023 and December 31, 2022:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional amount	$210,000	$290,000
Weighted average pay rate	1.64%	1.71%
Weighted average receive rate	2.84%	2.78%
Weighted average maturity	3.69 years	2.01 years
Unrealized gain/(loss), net	$4,500	$3,290

Number of contracts	8	12

	March 31, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$210,000	$4,500
Total included in other assets	210,000	4,500
Total included in other liabilities	—	—

	December 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$3,290
Total included in other assets	290,000	3,290
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(2,732)	$2,796
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—
Gain/(loss) recognized in other noninterest income	$42	—

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain is being amortized into earnings over the remaining life of the terminated swaps.

Net interest income/expense recorded on these swap transactions totaled $947,000 of income and $999,000 of expense for the three months ended March 31, 2023 and March 31, 2022, respectively, and is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $798,000 and $1.1 million at March 31, 2023 and December 31, 2022, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Notional amount	$607,365	$612,211
Fair value	$(28,402)	$(37,173)
Weighted average pay rates	3.99%	3.99%
Weighted average receive rates	6.60%	6.14%
Weighted average maturity	4.44 years	4.68 years

Number of contracts	78	78

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent until December 22, 2025. From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) plus 326 basis points, payable quarterly in arrears. Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $12.3 million and $13.1 million, respectively. As of December 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $12.9 million and $13.7 million, respectively. A weighted average discount rate of 2.63 percent was used in the measurement of the ROU asset and lease liability for both March 31, 2023 and December 31, 2022.

The Company's leases have remaining lease terms between one month to 14 years, with a weighted average lease term of 7.38 years at March 31, 2023. The Company's leases had remaining lease terms between three months to 14 years, with a weighted average lease term of 7.48 years at December 31, 2022. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $805,000 and $868,000 for the three months ended March 31, 2023 and 2022, respectively. The variable lease costs were $72,000 and $77,000 for the three months ended March 31, 2023 and 2022, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2023:

(In thousands)
2023	$2,851
2024	2,377
2025	1,922
2026	1,471
2027	1,068
Thereafter	4,828
Total lease payments	14,517
Less: imputed interest	1,435
Total present value of lease payments	$13,082

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Right-of-use asset obtained in exchange for lease obligation	$110	$5,446
Operating cash flows from operating leases	732	665
Operating cash flows from direct finance leases	53	68
Financing cash flows from direct finance leases	187	187

15. ACCOUNTING PRONOUNCEMENTS

In March 2022, FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815) (“ASU 2022-01”), which clarifies the guidance in ASC 815 on fair value hedge accounting of interest rate risk for portfolios and financial assets. Among other things, the amended guidance established the “last-of-layer” method for making the fair value hedge accounting for these portfolios more accessible and renamed that method the “portfolio layer” method. ASU 2022-01 became effective January 1, 2023 and did not have a material impact on the Company’s consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, Financial Instruments–Credit Losses (Topic 326); Troubled Debt Restructurings and Vintage Disclosures (“ASU 2022-02”). ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. The amendments in this update became effective for the Company on January 1, 2023 for all interim and annual periods. The adoption of the provisions in this update are applied prospectively and resulted in additional disclosures concerning modifications of loans to borrowers experiencing financial difficulty, as well as disaggregated disclosure of charge-offs on loans. Please also see Note 4 – Loans and Leases for disclosure concerning modifications of loans to borrowers experiencing financial difficulty.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842), Common Control Arrangements. The amendments in this update clarify the accounting for leasehold improvements associated with common control leases. This update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control. The amendments in this update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the provisions of this update but does not anticipate the adoption will have a material impact on the Company’s consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2022, in addition to/which include the following:

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
•
changes in liquidity, including the size and composition of our deposit portfolio, including the percentage of uninsured deposits in the portfolio;
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
•
a default by the U.S. government, which could have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2022 contains a summary of the Company’s significant accounting policies.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2023	2022	2023 vs 2022
Results of Operations:
Interest income	$70,491	$44,140	$26,351
Interest expense	26,513	4,518	$21,995
Net interest income	43,978	39,622	4,356
Provision for credit losses	1,513	2,375	(862)
Net interest income after provision for credit losses	42,465	37,247	5,218
Wealth management fee income	13,762	14,834	(1,072)
Other income (A)	4,297	(120)	4,417
Operating expense (B)	35,574	34,169	1,405
Income before income tax expense	24,950	17,792	7,158
Income tax expense	6,595	4,351	2,244
Net income	$18,355	$13,441	$4,914

Total revenue (C)	$62,037	$54,336	$7,701

Diluted average shares outstanding	18,263,310	18,946,683	(683,373)

Diluted earnings per share	$1.01	$0.71	$0.30

Return on average assets annualized ("ROAA")	1.16%	0.87%	0.29%
Return on average equity annualized ("ROAE")	13.50	9.88	3.62

(A)
The quarter ended March 31, 2023 and 2022 included a fair value adjustment on a CRA equity security of positive $209,000 and negative $682,000, respectively. The quarter ended March 31, 2022 included a $6.6 million loss on sale of securities.
(B)
The quarter ended March 31, 2023 included $300,000 of expense related to accelerated vesting of restricted stock related to one retiring executive and $175,000 of expense associated with three retail branch closures. The quarter ended March 31, 2022 included $1.5 million of severance expense related to certain staff reorganizations.
(C)
Total revenue equals net interest income plus wealth management fee income and other income.

	March 31,	December 31,	Change
	2023	2022	2023 vs 2022
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.15%	14.73%	0.42%
Tier I leverage ratio	9.02	8.90	0.12
Loans to deposits	101.07	101.54	(0.47)
Allowance for credit losses to total loans	1.16	1.15	0.01
Allowance for credit losses to nonperforming loans	217.21	320.59	(103.38)
Nonperforming loans to total loans	0.53	0.36	0.17

For the three months ended March 31, 2023, the Company recorded total revenue of $62.04 million, pretax income of $24.95 million, net income of $18.36 million and diluted earnings per share of $1.01, compared to revenue of $54.34 million, pretax income of $17.79 million, net income of $13.44 million and diluted earnings per share of $0.71 for the same period last year. The first quarter of 2023 included increased net interest income driven by net interest margin expansion, which benefitted by an increase in the target Federal Funds rate of 475 basis points, and loan growth, partially offset by a decline in wealth management income and income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), and increased operating expenses. Other income included fair value adjustments on an equity security held for CRA investment purposes, reflecting a gain of $209,000 for the quarter ended March 31, 2023 and a loss of $682,000 for the quarter ended March 31, 2022. The three months ended March 31, 2022 included a $6.6 million loss on sale of securities as a result of the Company's balance sheet repositioning completed in March 2022.

Operating expenses increased primarily due to increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full time equivalent employees from 478 at March 31, 2022 to 512 at March 31, 2023; normal salary increases, and increased FDIC insurance expense. Additionally, the three months ended March 31, 2023 included operating expenses of $300,000 associated with the acceleration of restricted stock related to one executive retiring, $175,000 of expense associated with three retail branch closures and additional restricted stock expense associated with additional shares being granted to executives due to performance measures exceeding peers. Operating expense for the first quarter of 2022 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank.

RECENT DEVELOPMENTS: During the first quarter of 2023, the banking industry experienced volatility with several high-profile bank failures and industry- wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's liquidity position and balance sheet remain strong as on-balance sheet liquidity (investments available for sale, interest-earning deposits and cash) grew to $851 million as of March 31, 2023 driven by an increase in cash balances of $61 million during the first quarter.

The Company maintains additional liquidity resources of approximately $3.3 billion through secured available funding with the Federal Home Loan Bank ($1.5 billion) and secured funding from the Federal Reserve Discount Window ($1.8 billion). The available funding from the Federal Home Loan Bank and the Federal Reserve are secured by the Company’s loan and investment portfolios. In addition, the Company also has access to the Bank Term Funding Program offered by the Federal Reserve Bank for the next twelve months if needed.

The Company experienced an increase in deposits of $104 million, or 2.0 percent for the quarter ended March 31, 2023. Furthermore, the Company's capital at March 31, 2023 remains above well capitalized levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 11.39 percent and 15.15 percent, respectively, for the Company and 13.93 percent and 15.18 percent for the Bank, respectively.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2023	2022
Residential mortgage loans originated for portfolio	$30,303	$41,547
Residential mortgage loans originated for sale	1,477	15,669
Total residential mortgage loans	31,780	57,216

Commercial real estate loans	18,990	25,575
Multifamily	30,150	265,650
C&I loans (A) (B)	207,814	143,029
Small business administration	9,950	26,093
Wealth lines of credit (A)	23,225	9,400
Total commercial loans	290,129	469,747

Installment loans	12,086	131
Home equity lines of credit (A)	2,921	1,341
Total loans closed	$336,916	$528,435

(a)
Includes loans and lines of credit that closed in the period but were not necessarily funded.
(b)
Includes equipment finance leases and loans.

At March 31, 2023, December 31, 2022 and March 31, 2022, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2023	2022	2022
Multifamily real estate loans as a percent of total regulatory capital of the Bank	245%	251%	268%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	133	141	156

Total CRE concentration	378%	392%	424%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2023			March 31, 2022
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$791,125	$4,471	2.26%	$928,828	$3,606	1.55%
Tax-exempt (A) (B)	1,864	19	4.08	4,701	48	4.08
Loans (B) (C):
Residential mortgages	529,570	4,283	3.24	508,408	3,656	2.88
Commercial mortgages	2,478,645	25,917	4.18	2,353,032	18,175	3.09
Commercial	2,201,801	33,369	6.06	2,008,464	18,203	3.63
Commercial construction	4,296	88	8.19	18,087	160	3.54
Installment	39,945	609	6.10	34,475	254	2.95
Home equity	33,839	591	6.99	40,245	324	3.22
Other	276	7	10.14	283	6	8.48
Total loans	5,288,372	64,864	4.91	4,962,994	40,778	3.29
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	163,225	1,538	3.77	127,121	29	0.09
Total interest-earning assets	6,244,586	70,892	4.54%	6,023,644	44,461	2.95%
Noninterest-earning assets:
Cash and due from banks	10,449			7,455
Allowance for credit losses	(61,567)			(61,001)
Premises and equipment	23,927			23,022
Other assets	84,800			168,239
Total noninterest-earning assets	57,609			137,715
Total assets	$6,302,195			$6,161,359
LIABILITIES:
Interest-bearing deposits:
Checking	$2,567,426	$16,481	2.57%	$2,330,340	$1,238	0.21%
Money markets	1,124,047	4,874	1.73	1,294,100	539	0.17
Savings	141,285	28	0.08	156,554	5	0.01
Certificates of deposit - retail	357,953	1,729	1.93	426,166	606	0.57
Subtotal interest-bearing deposits	4,190,711	23,112	2.21	4,207,160	2,388	0.23
Interest-bearing demand - brokered	26,111	208	3.19	85,000	373	1.76
Certificates of deposit - brokered	25,961	205	3.16	33,823	261	3.09
Total interest-bearing deposits	4,242,783	23,525	2.22	4,325,983	3,022	0.28
FHLB advances and borrowings	104,915	1,296	4.94	55,513	64	0.46
Finance lease liabilities	4,493	53	4.72	5,662	68	4.80
Subordinated debt	133,017	1,639	4.93	132,731	1,364	4.11
Total interest-bearing liabilities	4,485,208	26,513	2.36%	4,519,889	4,518	0.40%
Noninterest-bearing liabilities:
Demand deposits	1,176,495			978,288
Accrued expenses and other liabilities	96,631			119,003
Total noninterest-bearing liabilities	1,273,126			1,097,291
Shareholders’ equity	543,861			544,179
Total liabilities and shareholders’ equity	$6,302,195			$6,161,359
Net interest income (tax-equivalent basis)		$44,379			$39,943
Net interest spread			2.18%			2.55%
Net interest margin (D)			2.88%			2.69%
Tax equivalent adjustment		$(401)			$(321)
Net interest income		$43,978			$39,622
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended March 31, 2023
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(550)	$1,386	$836
Loans	3,031	21,055	24,086
Interest-earning deposits	10	1,499	1,509
Total interest income	$2,491	$23,940	$26,431
LIABILITIES:
Interest-bearing checking	$(136)	$15,379	$15,243
Money market	(14)	4,349	4,335
Savings	(3)	26	23
Certificates of deposit - retail	(111)	1,234	1,123
Certificates of deposit - brokered	(62)	6	(56)
Interest bearing demand brokered	(469)	304	(165)
Borrowed funds	651	581	1,232
Capital lease obligation	(15)	—	(15)
Subordinated debt	3	272	275
Total interest expense	$(156)	$22,151	$21,995
Net interest income	$2,647	$1,789	$4,436

Net interest income, on a fully tax-equivalent basis, grew $4.4 million, or 11 percent, for the first quarter of 2023 to $44.4 million from $39.9 million in the same 2022 period. The net interest margin ("NIM") was 2.88 percent and 2.69 percent for the three months ended March 31, 2023 and 2022, respectively, an increase of 19 basis points quarter over quarter. The growth in net interest income and NIM for the quarter ended March 31, 2023, when compared to 2022 was due to an increase in the yield on the average balance of interest-earning assets due to the current interest rate environment and an increase in the average balance of interest-earning assets, offset by an increase in the cost of interest-bearing liabilities of 196 basis points.

During the first quarter of 2022, the Company executed a balance sheet reposition to benefit future NIM, in which $250.0 million of multifamily loans were purchased, funded by the sale of $125.0 million of lower-yielding, like-duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an earn-back period of less than three years on the loss on sale of securities, with future net interest margin improving by four basis points, with no impact to tangible capital or tangible book value per share.

The increase in the average balance of interest-earning assets was driven by growth of $325.4 million in loans to $5.29 billion for the first quarter of 2023 from $4.96 billion in the same 2022 period, partially offset by a decrease in investments of $140.5 million as part of the balance sheet reposition strategy described above.

When comparing the first quarter of 2023 to the same period of 2022, the growth in loans was driven by growth in commercial loans of $193.3 million or 10 percent, for the quarter ended March 31, 2023 to $2.20 billion from $2.01 billion for the quarter ended March 31, 2022. Additionally commercial mortgages grew $125.6 million, or 5 percent, to $2.48 billion for the quarter ended March 31, 2023 from $2.35 billion for the same 2022 period as part of the Company's balance sheet reposition strategy described above.

The average balance of investments decreased $140.5 million to $793.0 million for the quarter ended March 31, 2023 compared to $933.5 million from the same 2022 period. The decrease was primarily a result of the balance sheet reposition strategy executed in the first quarter of 2022 described above.

For the quarter ended March 31, 2023 and 2022 periods, the average yields earned on interest-earning assets were 4.54 percent and 2.95 percent, respectively, an increase of 159 basis points. The increase in yields on interest-earning assets was primarily due to the increase in the target Federal Funds rate of 475 basis points. This resulted in increases on the yield on loans of 162 basis points to 4.91 percent, the yield on interest-earning deposits of 368 basis points to 3.77 percent and the yield on investments of 69 basis points to 2.26 percent, when comparing the three months ended March 31, 2023 to the same 2022 period.

The average yield on total loans increased 162 basis points to 4.91 percent for quarter ended March 31, 2023 when compared to 3.29 percent for the same 2022 period. This increase was driven by an increase in the yield on commercial loans of 243 basis points to 6.06 percent for 2023, due to an increase in target Federal Funds rate of 475 basis points since rates started increasing given these loans are typically floating rates with short repricing periods. The yield on commercial mortgages was 4.18 percent, which reflected an increase of 109 basis points when comparing the first quarter of 2023 to the same 2022 period, which is primarily driven by the originations of loans with higher yields in the higher interest rate environment. In addition, 21 percent of our loans reprice within one month; 34 percent within three months and 45 percent within one year.

During the first quarter of 2023 and 2022, the Company recorded a yield on investments of 2.26 percent and 1.57 percent, respectively. The increase in yield was due to the Company purchasing higher-yielding investments during 2022 and during the first quarter of 2023.

For the quarter ended March 31, 2023, the average balance of interest-bearing liabilities totaled $4.49 billion representing a decrease of $34.7 million or 1 percent from $4.52 billion for the same 2022 period. The decrease in interest-bearing liabilities reflected a decline of interest-bearing deposits of $83.2 million to $4.24 billion for the three months ended March 31, 2023 from $4.33 billion during the same 2022 period; offset by increases in the average balance of borrowings of $49.4 million from $55.5 million in the first quarter of 2022 to $104.9 million in the same 2023 period.

The decrease in the average balance of interest-bearing deposits was primarily due to a decline in the average balance of brokered deposits of $66.8 million to $52.1 million for the first quarter of 2023 when compared to the first quarter of 2022. The Company actively tries to reduce our reliance on brokered deposits. Additionally, interest-bearing deposits were affected by a decline in the average balance of money market deposits of $170.1 million. The decline in money market and brokered deposits was partially offset by an increase in the average balance of interest-bearing checking accounts of $237.1 million during the first quarter of 2023. The increase in interest-bearing checking was partially due to maturing CDS that shifted into these accounts combined with stronger consumer demand for higher-yielding accounts.

The Company is a participant in the Reich & Tang demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one of more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances were $628.3 million and $713.8 million for three months ended March 31, 2023 and 2022, respectively.

At March 31, 2023, uninsured deposits were approximately $1.6 billion, or 30 percent of total deposits. This amount was adjusted to exclude $296 million of public fund deposit balances, which are fully-collateralized and protected.

There was an increase in the average balance of borrowings to $104.9 million for the quarter ended March 31, 2023 from $55.5 million for the quarter ended March 31, 2022. The increase in borrowings of $49.4 million was principally due to the Company initiating a short-term borrowing position in response to the March 2023 financial service industry headwinds.

In December 2020, the Company issued $100.0 million of subordinated debt ($98.2 million net of issuance costs) bearing interest at an annual rate of 3.50 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2030 or earlier redemption. The December 2020 issuance has re-priced to 7.31 percent commencing in December 2022 through March 2023. In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption.

For the quarters ended March 31, 2023 and 2022, the cost of interest-bearing liabilities was 2.36 percent and 0.40 percent, respectively, reflecting an increase of 196 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 194 basis points to 2.22 percent for the first quarter of 2023 when compared to the same 2022 period. The Federal Reserve raised target Federal Funds rate 475 basis points, which has caused competitive pressure on deposit rates. Additionally, the cost of borrowings increased 448 basis points to 4.94 percent for the three months ended March 31, 2023 when compared to the first quarter of 2022.

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

At March 31, 2023, the Company had investment securities available for sale with a fair value of $556.3 million compared with $554.6 million at December 31, 2022. A net unrealized loss (net of income tax) of $72.3 million and of $81.0 million were included in shareholders’ equity at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023, the Company had investment securities held to maturity with a carrying cost of $111.6 million and an estimated fair value of $98.0 million compared with a carrying cost of $102.3 million and an estimated fair value of $87.2 million at December 31, 2022.

The Company has one equity security (a CRA investment security) with a fair value of $13.2 million at March 31, 2023 compared with a fair value of $13.0 million at December 31, 2022, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized gain of $209,000 for the three months ended March 31, 2023, as compared to an unrealized loss of $682,000 for the same period in 2022.

The carrying value of investment securities available for sale as of March 31, 2023 and December 31, 2022 are shown below:

	March 31, 2023		December 31, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,779	$194,787	$244,774	$190,542
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	366,852	324,187	372,471	325,738
SBA pool securities	30,403	26,452	31,934	27,427
State and political subdivisions	1,860	1,852	1,866	1,849
Corporate bond	10,000	8,988	10,000	9,092
Total investment securities - available for sale	$653,894	$556,266	$661,045	$554,648
Investment securities - held to maturity:
U.S. government-sponsored agencies	40,000	35,999	40,000	35,437
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	71,609	61,968	62,291	51,750
Total investment securities - held to maturity	$111,609	$97,967	$102,291	$87,187
Total	$765,503	$654,233	$763,336	$641,835

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of March 31, 2023. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$—	$115,459	$79,328	$194,787
	—	—	1.39%	1.79%	1.56%
Mortgage-backed securities-residential (A)	50,183	8,775	19,214	246,015	324,187
	5.49%	2.83%	1.91%	2.45%	2.84%
SBA pool securities	—	—	10,383	16,069	26,452
	—	—	1.90%	1.40%	1.59%
State and political subdivisions (B)	1,852	—	—	—	1,852
	2.19%	—	—	—	2.19%
Corporate bond	—	—	8,988	—	8,988
	—	—	4.81%	—	4.81%
Total investments - available for sale	$52,035	$8,775	$154,044	$341,412	$556,266
	5.37%	2.83%	1.67%	2.23%	2.33%
Investment securities - held to maturity:
U.S. government-sponsored agencies	—	30,000	10,000	—	40,000
	—	1.47%	1.74%	—	1.54%
Mortgage-backed securities-residential (A)	—	—	—	71,609	71,609
	—	—	—	2.25%	2.25%
Total investments - held to maturity	$—	$30,000	$10,000	$71,609	111,609
	—	1.47%	1.74%	2.25%	2.00%
Total	$52,035	$38,775	$164,044	$413,021	$667,875
	5.37%	1.78%	1.68%	2.23%	2.28%

(A)
Shown using stated final maturity.
(B)
Yields presented on a fully tax-equivalent basis using a 21 percent federal tax rate.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended March 31, 2023 was $163.2 million compared to $127.1 million for the quarter ended March 31, 2022.

OTHER INCOME: The following table presents other income, excluding income from wealth management, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2023	2022	2023 vs 2022
Service charges and fees	$1,258	$952	$306
Bank owned life insurance	297	313	(16)
Gain on sale of loans (mortgage banking)	21	247	(226)
Gain on sale of SBA loans	865	2,844	(1,979)
Corporate advisory fee income	80	1,561	(1,481)
Other income	1,567	1,254	313
Loss on securities sale, net	—	(6,609)	6,609
Fair value adjustment for CRA equity security	209	(682)	891
Total other income (excluding wealth management income)	$4,297	$(120)	$4,417

The Company recorded total other income, excluding wealth management fee income, of $4.3 million for the first quarter of 2023 compared to $6.5 million for the same quarter of 2022 (when excluding the $6.6 million loss on sale of securities executed in the three months ended March 31, 2022), reflecting a decrease of $2.2 million.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The first quarter of 2023 included $865,000 of gains on sales of SBA loans, which represents a decrease of $2.0 million, or 70 percent, compared to $2.8 million for the same quarter in 2022. The first quarter of 2023 has been impacted by both market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the first quarter of 2023 of $80,000 compared to $1.6 million for the same three-month period ended March 31, 2022. The first quarter of 2022 included $1.5 million related to one major corporate advisory/investment banking acquisition transaction.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not consistent from quarter to quarter.

For the three months ended March 31, 2023, income from the sale of newly originated residential mortgage loans was $21,000 compared to $247,000 for the same quarter in 2022. The decrease for the three months ended March 31, 2023, was the result of the lower volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income for the quarter ended March 31, 2023 and 2022 included unused commercial line fees of $852,000 and $122,000, respectively. Additionally, the Company recorded income by the Equipment Finance Division related to equipment transfers to lessees of $145,000 and $426,000, respectively, for the three months ended March 31, 2023 and 2022.

During the first quarter of 2023, the Company recorded a $209,000 gain on the fair value adjustment for CRA equity securities compared to a loss of $682,000 for the same 2022 period.

Other income for the three months ended March 31, 2022, included a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower-yielding securities and replacing them with higher-yielding like duration multifamily loans. The Company's repositioning has improved the NIM with no impact to tangible capital or tangible book value per share.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2023	2022	2023 vs 2022
Compensation and employee benefits	$24,586	$22,449	$2,137
Premises and equipment	4,374	4,647	(273)
FDIC assessment	711	471	240
Other Operating Expenses:
Professional and legal fees	1,345	1,138	207
Telephone	369	334	35
Advertising	396	290	106
Amortization of intangible assets	354	431	(77)
Swap valuation allowance	—	673	(673)
Branch/office restructure	175	372	(197)
Other	3,264	3,364	(100)
Total operating expenses	$35,574	$34,169	$1,405

Operating expenses totaled $35.6 million for the three months ended March 31, 2023, compared to $34.2 million for the same 2022 period, reflecting an increase of $1.4 million, or 4 percent. The increased operating expenses for the three months ended March 31, 2023 were principally attributable to: increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full-time equivalent employees from 478 at March 31, 2022 to 512 at March 31, 2023; normal salary increases, and increased FDIC assessment expense. The three months ended March 31, 2023 included $175,000 of expenses associated with the closure of three retail branch locations compared to $372,000 of expenses associated with the consolidation of private banking offices in the same quarter of 2022. The quarter ended March 31, 2023 included increased restricted stock expense associated with additional shares being granted to executives due to performance measures exceeding peers, as well as $300,000 of expense related to restricted stock expense associated with a retiring executive. The quarter ended March 31, 2022 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank and $673,000 of expense attributable to a swap valuation allowance.

PEAPACK PRIVATE: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey and at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware.

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $10.4 billion at March 31, 2023, reflecting a 5 percent increase from $9.9 billion at December 31, 2022 and a decrease of 3 percent from $10.7 billion at March 31, 2022. The equity market generally improved during Q1 2023, growing 7 percent, but is still down almost 10 percent compared to a year ago.

In the March 2023 quarter, Peapack Private generated $13.8 million in fee income compared to $14.8 million for the March 2022 quarter, reflecting a 7 percent decrease. The decrease in fee income for the three months ended March 31, 2023 was largely due to the equity and bond market decline in 2022.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business and new hires when comparing the three months ended March 31, 2023 to the same period for 2022. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2023	2022	2022	2022	2022
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	28,659	18,974	15,724	15,078	15,884
Other real estate owned	116	116	116	116	—
Total nonperforming assets	$28,775	$19,090	$15,840	$15,194	$15,884

Performing modifications (A)	$248	$—	$—	$—	$—

Performing TDRs (B)(C)	$—	$965	$2,761	$2,272	$2,375

Loans past due 30 through 89 days and still accruing (D)	$2,762	$7,592	$7,248	$3,126	$606

Loans subject to special mention	$46,566	$64,842	$82,107	$98,787	$110,252

Classified loans	$58,010	$42,985	$27,507	$27,167	$47,386

Individually evaluated loans	$27,736	$16,732	$13,047	$13,227	$16,147

Nonperforming loans as a % of total loans (E)	0.53%	0.36%	0.30%	0.29%	0.31%
Nonperforming assets as a % of total assets (E)	0.44%	0.30%	0.26%	0.25%	0.25%
Nonperforming assets as a % of total loans plus other real estate owned (E)	0.54%	0.36%	0.31%	0.29%	0.31%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Amounts reflect TDRs that are paying according to restructured terms. On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs.
(C)
Amount excludes $13.4 million at December 31, 2022, $12.9 million at September 30, 2022, $13.5 million at June 30, 2022 and $13.6 million at March 31, 2022 of TDRs included in nonaccrual loans.
(D)
Includes $4.5 million outstanding to U.S. governmental entities at December 31, 2022.

(E)
Nonperforming loans/assets do not include performing TDRs or modifications.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $1.5 million and $2.4 million for the first quarters of 2023 and 2022, respectively. The decreased provision for credit losses for the three months ended March 31, 2023, when compared to the three months ended March 31, 2022, was due principally to weaker loan growth in the first quarter of 2023.

The allowance for credit losses was $62.3 million as of March 31, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was primarily due to the provision for credit losses of $1.5 million. The allowance for credit losses as a percentage of loans was 1.16 percent and 1.15 percent at March 31, 2023 and December 31, 2022, respectively. The specific reserves recorded on individually evaluated loans were $2.6 million at March 31, 2023 compared to $1.5 million as of December 31, 2022. Total individually evaluated loans were $27.7 million and $16.7 million as of March 31, 2023 and December 31, 2022, respectively. The increase in specific reserves and balance of individually evaluated loans was primarily due to one multifamily relationship of $9.7 million that transferred to nonaccrual status during the first quarter of 2023. The general component of the allowance increased from $59.3 million at December 31, 2022 to $59.6 million at March 31, 2023.

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

The adoption of CECL resulted in a day one reduction of $5.5 million on January 1, 2022. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes significantly less qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on DCF on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2023	2022	2022	2022	2022
Allowance for credit losses:
Beginning of period	$60,829	$59,683	$59,022	$58,386	$61,697
Day one CECL adjustment	—	—	—	—	(5,536)
Provision for credit losses (A)	1,464	2,103	665	646	2,489
(Charge-offs)/recoveries, net	(43)	(957)	(4)	(10)	(264)
End of period	$62,250	$60,829	$59,683	$59,022	$58,386

Allowance for credit losses as a % of total loans	1.16%	1.15%	1.15%	1.14%	1.13%

General allowance for credit losses as a % of total loans	1.11%	1.12%	1.10%	1.09%	1.09%

Allowance for credit losses as a % of non-performing loans	217.21%	320.59%	379.57%	391.44%	367.58%

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Provision to rollforward the ACL excludes a provision of $49,000 for the three months ended March 31, 2023, a credit of $173,000 for the three months ended December 31, 2022, a credit of $66,000 for the three months ended September 30, 2022, a provision of $803,000 for the three months ended June 30, 2022 and a credit of $114,000 for the three months ended March 31, 2022 related to the off-balance sheet commitments.

INCOME TAXES: Income tax expense for the quarter ended March 31, 2023 was $6.6 million as compared to $4.4 million for the same period in 2022.

The effective tax rate for the three months ended March 31, 2023 was 26.43 percent compared to 24.45 percent for the same quarter in 2022. The March 31, 2023 and 2022 quarters both benefitted from the vesting of restricted stock at prices higher than grant prices. The March 2023 quarter when compared to the same 2022 quarter included additional expense associated with recent legislation that changed the nexus standard for New York City business tax.

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

Capital was benefitted by net income of $18.4 million for the three months ended March 31, 2023 and a net gain in accumulated other comprehensive income of $6.8 million ($8.7 million gain related to the available for sale portfolio partially offset by a $1.9 million loss on cash flow hedges), which was partially offset by the purchase of shares through the Company’s stock repurchase program. The Company repurchased 83,014 shares, at an average price of $34.35, for a total cost of $2.9 million during the three months ended March 31, 2023.

The Company employs quarterly capital stress testing - adverse case and severely adverse case. In the most recent completed stress test based on December 31, 2022 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2023 and December 31, 2022, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 11.03 percent at March 31, 2023.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023:
Total capital (to risk-weighted assets)	$763,732	15.18%	$502,971	10.00%	$402,377	8.00%	$528,119	10.50%

Tier I capital (to risk-weighted assets)	700,858	13.93	402,377	8.00	301,782	6.00	427,525	8.50

Common equity tier I (to risk-weighted assets)	700,840	13.93	326,931	6.50	226,337	4.50	352,079	7.00

Tier I capital (to average assets)	700,858	11.03	317,818	5.00	254,254	4.00	254,254	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital (to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I (to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital (to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

(A)
See footnote on following table

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2022:
Total capital (to risk-weighted assets)	$762,095	15.15%	N/A	N/A	$402,427	8.00%	$528,186	10.50%

Tier I capital (to risk-weighted assets)	573,154	11.39	N/A	N/A	301,820	6.00	427,579	8.50

Common equity tier I (to risk-weighted assets)	573,136	11.39	N/A	N/A	226,365	4.50	352,124	7.00

Tier I capital (to average assets)	573,154	9.02	N/A	N/A	254,264	4.00	254,264	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$754,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital (to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I (to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital (to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended March 31, 2023 were purchased in the open market.

On April 24, 2023, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 22, 2023 to shareholders of record on May 8, 2023.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. During the first quarter of 2023, the Company experienced positive trends in its liquidity position. Cash and cash equivalents increased by $61.2 million. Deposit balances grew by $103.6 million, or 8 percent on an annualized basis. The ratio of cash and cash equivalents and available for sale securities to total assets increased to 13.13 percent. Cash and cash equivalents, including interest-earning deposits, totaled $251.3 million at March 31, 2023. In addition, the Company had $556.3 million in securities designated as available for sale at March 31, 2023. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $454.9 million and $101.3 million as of March 31, 2023, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of March 31, 2023, the Company had approximately $1.5 billion of secured funding available from the Federal Home Loan Bank. Additionally, the Company had $1.8 billion of secured funding available from the Federal Reserve Discount Window, none of which was drawn.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at March 31, 2023. The interest rate paid on these deposits allows the Bank to fund asset growth at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of March 31, 2023, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount, which includes $100.0 million of forward-starting swaps.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at March 31, 2023.

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
•
Utilize medium-to-longer term certificates of deposit and/or wholesale borrowings to extend liability duration;
•
Utilize interest rate swaps to extend liability duration;
•
Utilize a loan level / back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•
Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•
Maintain adequate levels of capital; and

•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of March 31, 2023. The Company’s interest rate swaps include $100.0 million of forward starting swaps that extend swaps set to mature in 2023 for an additional two to five years.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2023, $607.4 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2023. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2023.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2023, net interest income would increase approximately 0.1 percent for year 1 and 3.2 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at March 31, 2023, net interest income would decrease approximately 0.9 percent for year 1 and 4.1 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2023, net interest income for year 1 would increase approximately 0.9 percent, when compared to a flat interest rate scenario. In year 2 net interest income would increase 6.5 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point decrease in market rates at March 31, 2023, net interest income for year 1 would decrease approximately 3.2 percent, when compared to a flat interest rate scenario. In year 2 net interest income would decrease 9.9 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is asset sensitive as of March 31, 2023 and that net interest income would improve in a rising rate environment, but decline in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2023.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$691,976	$(71,042)	(9.31)%	11.54%	(61)
+100	725,994	(37,024)	(4.85)	11.84	(31)
Flat interest rates	763,018	—	—	12.15	—
-100	820,966	57,948	7.59	12.72	57
-200	823,551	60,533	7.93	12.52	37

(A) EVPE is the discounted present value of expected cash flows from assets and liabilities.

(B) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(C) EVPE ratio represents EVPE divided by the present value of assets.

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

The Company’s Management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by Management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

Other than described below, there have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Recent bank industry events involving financial institution failures may adversely affect our business and the market price of our common stock.

Recent developments and events in the financial services industry, including the failures of Silicon Valley Bank, Signature Bank and First Republic Bank and the voluntary liquidation of Silvergate Bank, have resulted in decreased confidence in banks among depositors, other counterparties and investors, as well as significant disruption, volatility and reduced valuations of equity and other securities of banks in the capital markets. These events have occurred against the backdrop of a rapidly rising interest rate environment which, among other things, has resulted in unrealized losses in longer duration securities and loans held by banks, more competition for bank deposits and may increase the risk of a potential recession. These events and developments could materially and adversely impact our business or financial condition, including through potential liquidity pressures, reduced net interest margins, and potential increased credit losses. These recent events and developments have, and could continue to, adversely impact the market price and volatility of our common stock. These recent events may also result in changes to laws or regulations governing banks and bank holding companies or result in the impositions of restrictions through supervisory or enforcement activities, including higher capital requirements, which could have a material impact on our businesses. The cost of resolving the recent failures may prompt the FDIC to increase its premiums above the recently increased levels or to issue additional special assessments.

Lawmakers’ failure to address the federal debt ceiling in a timely manner, downgrades of the U.S. credit rating and uncertain credit and financial market conditions may affect the stability of securities issued or guaranteed by the federal government, which may affect the valuation or liquidity of our investment securities portfolio and increase future borrowing costs.

As a result of uncertain political, credit and financial market conditions, including the potential consequences of the federal government defaulting on its obligations for a period of time due to federal debt ceiling limitations or other unresolved political issues, investments in financial instruments issued or guaranteed by the federal government pose credit default and liquidity risks. Given that future deterioration in the U.S. credit and financial markets is a possibility, no assurance can be made that losses or significant deterioration in the fair value of our U.S. government issued or guaranteed investments will not occur. At March 31, 2023, we had approximately $230.8 million and $386.1 million invested in U.S. government agency securities and residential mortgage-backed securities issued or guaranteed by government-sponsored enterprises, respectively, and no investments in U.S. treasury securities. Downgrades to the U.S. credit rating could affect the stability of securities issued or guaranteed by the federal government and the valuation or liquidity of our portfolio of such investment securities, and could result in our counterparties requiring additional collateral for our borrowings. Further, unless and until U.S. political, credit and financial market conditions have been sufficiently resolved or stabilized, it may increase our future borrowing costs.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
January 1, 2023 -
January 31, 2023	—	—	$—	933,014
February 1, 2023 -
February 28, 2023	—	3,197	37.15	933,014
March 1, 2023 -
March 31, 2023	83,014	72,950	32.66	850,000
Total	83,014	76,147	$34.91

(A) Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.

(B) On January 27, 2022, the Company's Board of Directors approved a plan to repurchase up to 920,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through March 31, 2023. On January 26, 2023, the Company’s Board of Directors approved a plan to repurchase up to 890,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through March 31, 2024. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements and alternative uses of capital.

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

B. By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2023 (File No. 001-16197).

10.1	Retirement Transition Agreement for Robert Plante (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023 (File No. 001-16197).

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Frank A. Cavallaro, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

32

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, signed by Douglas L. Kennedy, Chief Executive Officer of the Corporation and Frank A. Cavallaro, Chief Financial Officer of the Corporation.

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2023	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2023	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: May 9, 2023	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)