Form 10-Q
period 2023-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2023-08-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2023

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

Number of shares of Common Stock outstanding as of August 2, 2023: 17,887,895

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$4,859	$5,937
Federal funds sold	—	—
Interest-earning deposits	166,769	184,138
Total cash and cash equivalents	171,628	190,075
Securities available for sale	540,519	554,648
Securities held to maturity (fair value $95,501 at June 30, 2023 and $87,187 at December 31, 2022)	110,438	102,291
CRA equity security, at fair value	12,985	12,985
FHLB and FRB stock, at cost (A)	35,402	30,672
Loans held for sale, at lower of cost or fair value	14,198	15,626
Loans	5,435,016	5,285,246
Less: allowance for credit losses	62,704	60,829
Net loans	5,372,312	5,224,417
Premises and equipment	23,814	23,831
Other real estate owned	—	116
Accrued interest receivable	20,865	25,157
Bank owned life insurance	47,382	47,147
Goodwill	36,212	36,212
Other intangible assets	10,412	11,121
Finance lease right-of-use assets	2,461	2,835
Operating lease right-of-use assets	13,500	12,873
Other assets	67,572	63,587
TOTAL ASSETS	$6,479,700	$6,353,593
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,024,105	$1,246,066
Interest-bearing deposits:
Checking	2,816,913	2,143,611
Savings	120,082	157,338
Money market accounts	763,026	1,228,234
Certificates of deposit - retail	384,106	318,573
Certificates of deposit - listing service	10,822	25,358
Subtotal deposits	5,119,054	5,119,180
Interest-bearing demand - brokered	10,000	60,000
Certificates of deposit - brokered	69,443	25,984
Total deposits	5,198,497	5,205,164
Short-term borrowings	485,360	379,530
Finance lease liabilities	4,071	4,696
Operating lease liabilities	14,308	13,704
Subordinated debt, net	133,131	132,987
Deferred tax liabilities, net	8,334	15,432
Accrued expenses and other liabilities	70,930	69,100
TOTAL LIABILITIES	5,914,631	5,820,613
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,348,808 at June 30, 2023 and 21,007,350 at December 31, 2022; outstanding shares, 17,887,895 at June 30, 2023 and 17,813,451 at December 31, 2022)	17,797	17,513
Surplus	342,137	338,706
Treasury stock at cost (3,460,913 shares at June 30, 2023 and 3,193,899 shares at December 31, 2022)	(105,393)	(97,826)
Retained earnings	378,525	348,798
Accumulated other comprehensive loss, net of income tax	(67,997)	(74,211)
TOTAL SHAREHOLDERS’ EQUITY	565,069	532,980
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,479,700	$6,353,593

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$68,490	$44,641	$132,962	$85,113
Interest on investments:
Taxable	4,900	3,535	9,371	7,142
Tax-exempt	9	18	17	39
Interest on loans held for sale	2	12	4	23
Interest on interest-earning deposits	1,451	314	2,989	343
Total interest income	74,852	48,520	145,343	92,660
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	26,117	2,914	47,500	4,696
Interest on certificates of deposit	2,462	651	4,191	1,257
Interest on borrowed funds	5,384	10	6,680	74
Interest on finance lease liability	50	64	103	132
Interest on subordinated debt	1,597	1,363	3,236	2,727
Subtotal - interest expense	35,610	5,002	61,710	8,886
Interest on interest-bearing demand - brokered	125	364	333	737
Interest on certificates of deposits - brokered	196	261	401	522
Total interest expense	35,931	5,627	62,444	10,145
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	38,921	42,893	82,899	82,515
Provision for credit losses	1,696	1,449	3,209	3,824
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	37,225	41,444	79,690	78,691
OTHER INCOME
Wealth management fee income	14,252	13,891	28,014	28,725
Service charges and fees	1,320	1,063	2,578	2,015
Bank owned life insurance	305	310	602	623
Gain on loans held for sale at fair value (mortgage banking)	15	151	36	398
Gain on sale of SBA loans	838	2,675	1,703	5,519
Corporate advisory fee income	15	33	95	1,594
Other income	2,039	860	3,606	2,114
Loss on securities sale, net	—	—	—	(6,609)
Fair value adjustment for CRA equity security	(209)	(475)	—	(1,157)
Total other income	18,575	18,508	36,634	33,222
OPERATING EXPENSES
Compensation and employee benefits	26,354	21,882	50,940	44,331
Premises and equipment	4,729	4,640	9,103	9,287
FDIC insurance expense	729	503	1,440	974
Swap valuation allowance	—	—	—	673
Other operating expense	5,880	5,634	11,783	11,563
Total operating expenses	37,692	32,659	73,266	66,828
INCOME BEFORE INCOME TAX EXPENSE	18,108	27,293	43,058	45,085
Income tax expense	4,963	7,193	11,558	11,544
NET INCOME	$13,145	$20,100	$31,500	$33,541

EARNINGS PER SHARE
Basic	$0.73	$1.10	$1.76	$1.83
Diluted	$0.73	$1.08	$1.74	$1.79
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,930,611	18,325,605	17,886,154	18,332,272
Diluted	18,078,848	18,637,340	18,153,267	18,782,559

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$13,145	$20,100	$31,500	$33,541
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(7,022)	(24,475)	1,747	(71,274)
Reclassification adjustment for amounts included in net income	—	—	—	6,609

	(7,022)	(24,475)	1,747	(64,665)

Tax effect	3,226	5,856	3,178	15,472
Net of tax	(3,796)	(18,619)	4,925	(49,193)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	4,775	1,155	2,043	3,951
Reclassification adjustment for amounts included in net income	(42)	—	(84)	—
	4,733	1,155	1,959	3,951

Tax effect	(1,489)	(325)	(670)	(1,111)
Net of tax	3,244	830	1,289	2,840

Total other comprehensive income/(loss)	(552)	(17,789)	6,214	(46,353)

Total comprehensive income/(loss)	$12,593	$2,311	$37,714	$(12,812)

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2023 and June 30, 2022

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2023 18,014,757 common shares outstanding	$—	$17,750	$339,060	$(100,677)	$366,270	$(67,445)	$554,958
Net income	—	—	—	—	13,145	—	13,145
Comprehensive loss	—	—	—	—	—	(552)	(552)
Restricted stock units issued,77,986 shares	—	65	3	—	—	—	68
Restricted stock units repurchased on vesting to pay taxes, (31,996) shares	—	(27)	(854)	—	—	—	(881)
Amortization of restricted stock units	—	—	3,643	—	—	—	3,643
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(890)	—	(890)
Share repurchase, (184,000) shares	—	—	—	(4,716)	—	—	(4,716)
Common stock options exercised, 1,100 net of 60 used to exercise and related taxes benefits, 1,040 shares	—	1	14	—	—	—	15
Issuance of shares for Employee Stock Purchase Plan, 10,108 shares	—	8	271	—	—	—	279
Balance at June 30, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2022 18,370,312 common shares outstanding	$—	$17,450	$332,474	$(76,278)	$290,718	$(40,938)	$523,426
Net income	—	—	—	—	20,100	—	20,100
Comprehensive loss	—	—	—	—	—	(17,789)	(17,789)
Restricted stock units issued 18,923 shares	—	14	(14)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (6,446) shares	—	(5)	(192)	—	—	—	(197)
Amortization of restricted stock units	—	—	1,916	—	—	—	1,916
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(919)	—	(919)
Share repurchase, (200,000) shares	—	—	—	(6,447)	—	—	(6,447)
Common stock options exercised, 100 shares	—	1	1	—	—	—	2
Issuance of shares for Employee Stock Purchase Plan, 7,120 shares	—	6	226	—	—	—	232
Balance at June 30, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324

Six Months Ended June 30, 2023 and June 30, 2022

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	31,500	—	31,500
Comprehensive income	—	—	—	—	—	6,214	6,214
Restricted stock units issued, 430,620 shares	—	359	(291)	—	—	—	68
Restricted stock units repurchased on vesting to pay taxes, (108,143) shares	—	(90)	(3,168)	—	—	—	(3,258)
Amortization of restricted stock units	—	—	6,309	—	—	—	6,309
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,773)	—	(1,773)
Share repurchase, (267,014) shares	—	—	—	(7,567)	—	—	(7,567)
Common stock options exercised, 1,400 net of 60 used to exercise and related taxes benefits, 1,340 shares	—	1	18	—	—	—	19
Issuance of shares for Employee Stock Purchase Plan, 17,641 shares	—	14	563	—	—	—	577
Balance at June 30, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	33,541	—	33,541
Comprehensive loss	—	—	—	—	—	(46,353)	(46,353)
Restricted stock units issued, 325,607 shares	—	270	(270)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (74,445) shares	—	(62)	(2,639)	—	—	—	(2,701)
Amortization of restricted stock units	—	—	4,391	—	—	—	4,391
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,839)	—	(1,839)
Share repurchase, (499,878) shares	—	—	—	(17,621)	—	—	(17,621)
Common stock options exercised, 9,360 shares	—	8	114	—	—	—	122
Exercise of warrants 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 13,928 shares	—	12	475	—	—	—	487
Balance at June 30, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$31,500	$33,541
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,769	1,697
Amortization of premium and accretion of discount on securities, net	328	1,459
Amortization of restricted stock	6,309	4,391
Amortization of intangible assets	709	820
Amortization of subordinated debt costs	144	143
Provision for credit losses	3,209	3,824
Swap valuation allowance	—	673
Deferred tax benefit	(4,475)	(3,582)
Stock-based compensation and employee stock purchase plan expense	106	77
Fair value adjustment for equity security	—	1,157
Loss on securities available for sale	—	6,609
Loans originated for sale (A)	(20,987)	(49,372)
Proceeds from sales of loans held for sale (A)	24,155	71,909
Gain on loans held for sale (A)	(1,739)	(5,917)
Loss on disposal of fixed assets	6	—
Increase in cash surrender value of life insurance, net	(235)	(281)
Decrease/(increase) in accrued interest receivable	4,292	(1,879)
(Increase)/decrease in other assets	(3,137)	5,292
Increase/(decrease) in accrued expenses and other liabilities	2,071	(358)
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,025	70,203
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	316,474	201,282
Principal repayments, maturities and calls of securities held to maturity	2,161	3,570
Redemptions of FHLB and FRB stock	51,784	24,690
Proceeds from sales of securities available for sale	—	118,972
Purchase of securities held to maturity	(10,347)	—
Purchase of securities available for sale	(300,887)	(152,963)
Purchase of FHLB and FRB stock	(56,514)	(25,450)
Net increase in loans, net of participations sold	(151,104)	(348,766)
Proceeds from sales of other real estate	116	—
Purchase of premises and equipment	(1,378)	(1,084)
Disposal of premises and equipment	(6)	—
NET CASH USED IN INVESTING ACTIVITIES	(149,701)	(179,749)
FINANCING ACTIVITIES:
Net (decrease)/increase in deposits	(6,667)	137,719
Net increase in short-term borrowings	105,830	—
Dividends paid on common stock	(1,773)	(1,839)
Exercise of stock options, net of stock swaps	19	122
Restricted stock repurchased on vesting to pay taxes	(3,258)	(2,701)
Issuance of restricted stock	68	—
Issuance of shares for employee stock purchase plan	577	487
Shares repurchased	(7,567)	(17,621)
NET CASH PROVIDED BY FINANCING ACTIVITIES	87,229	116,167
Net (decrease)/increase in cash and cash equivalents	(18,447)	6,621
Cash and cash equivalents at beginning of period	190,075	146,804
Cash and cash equivalents at end of period	$171,628	$153,425
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$58,182	$9,620
Income tax, net	3,323	6,224
Transfer of loans to other real estate owned	—	116

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2023, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity for the three and six months ended June 30, 2023 and 2022 and cash flow statements for the six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $164.4 million and $152.2 million as of June 30, 2023 and December 31, 2022, respectively. SBA loans held for sale totaled $15.5 million and $17.2 million at June 30, 2023 and December 31, 2022, respectively.

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

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

Primary Residential Mortgages. The Bank originates one to four family residential mortgage loans in the Tri-State area (which is comprised of New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Changes in options outstanding during the six months ended June 30, 2023 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2023	6,800	$16.53
Exercised during 2023	(1,400)	15.03
Expired during 2023	(2,600)	14.85
Forfeited during 2023	—	—
Balance, June 30, 2023	2,800	$18.85	0.54 years	$23
Vested and expected to vest	2,800	$18.85	0.54 years	$23
Exercisable at June 30, 2023	2,800	$18.85	0.54 years	$23

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on June 30, 2023 was $27.08.

There were no stock options granted during the three or six months ended June 30, 2023.

As of June 30, 2023, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2023 and 2022. Service-based units vest ratably over a three- or five-year period. There were 1,817 service-based restricted stock units granted during the second quarter of 2023.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 3,684 performance-based restricted stock units granted in the second quarter of 2023.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	233,556	$23.77
Granted during 2023	126,821	26.81
Vested during 2023	(164,438)	15.88
Forfeited during 2023	—	—
Balance, June 30, 2023	195,939	$32.36

Changes in service-based restricted stock awards/units for the six months ended June 30, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	621,170	$27.50
Granted during 2023	271,387	30.94
Vested during 2023	(264,223)	26.27
Forfeited during 2023	(2,711)	26.20
Balance, June 30, 2023	625,623	$29.52

As of June 30, 2023, there was $19.6 million of total unrecognized compensation cost related to service-based and performance-based units. That cost is expected to be recognized over a weighted average period of 1.34 years. Stock compensation expense recorded for the second quarters of 2023 and 2022 totaled $3.6 million and $1.7 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2023 and 2022 totaled $6.3 million and $3.6 million, respectively.

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

The Company recorded $58,000 and $42,000 of expense in salaries and employee benefits expense for the three months ended June 30, 2023 and 2022, respectively related to the ESPP. Total shares issued under the ESPP during the second quarter of 2023 and 2022 were 10,108 and 7,120, respectively.

The Company recorded $106,000 and $77,000 of expense in salaries and employee benefits expense for the six months ended June 30, 2023 and 2022, respectively related to the ESPP. Total shares issued under the ESPP during the six months ended June 30, 2023 and 2022 were 17,641 and 13,928, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$13,145	$20,100	$31,500	$33,541

Basic weighted average shares outstanding	17,930,611	18,325,605	17,886,154	18,332,272
Plus: common stock equivalents	148,237	311,735	267,113	450,287
Diluted weighted average shares outstanding	18,078,848	18,637,340	18,153,267	18,782,559
Net income per share
Basic	$0.73	$1.10	$1.76	$1.83
Diluted	0.73	1.08	1.74	1.79

For the three months ended June 30, 2023 and 2022, restricted stock units totaling 556,743 and 300,925, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2023 and 2022, restricted stock units totaling 420,090 and 300,925, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was primarily attributable to the Bank’s wealth management acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of June 30, 2023 and December 31, 2022 follows:

	June 30, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,784	$—	$(51,655)	$—	$193,129
Mortgage-backed securities–residential	359,347	5	(46,826)	—	312,526
SBA pool securities	29,184	—	(4,306)	—	24,878
State and political subdivisions	1,854	—	(6)	—	1,848
Corporate bond	10,000	—	(1,862)	—	8,138
Total securities available for sale	$645,169	$5	$(104,655)	$—	$540,519
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,248)	$—	$35,752
Mortgage-backed securities–residential	70,438	—	(10,689)	—	59,749
Total securities held to maturity	$110,438	$—	$(14,937)	$—	$95,501

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,774	$—	$(54,232)	$—	$190,542
Mortgage-backed securities–residential	372,471	27	(46,760)	—	325,738
SBA pool securities	31,934	1	(4,508)	—	27,427
State and political subdivisions	1,866	—	(17)	—	1,849
Corporate bond	10,000	—	(908)	—	9,092
Total securities available for sale	$661,045	$28	$(106,425)	$—	$554,648
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,563)	$—	$35,437
Mortgage-backed securities–residential	62,291	—	(10,541)	—	51,750
Total securities held to maturity	$102,291	$—	$(15,104)	$—	$87,187

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the six months ended June 30, 2023 and 2022:

(In thousands)	June 30, 2023	June 30, 2022
Proceeds from sales	$—	$118,972
Gross gains	—	3
Gross losses	—	(6,612)
Net tax benefit	—	1,581

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2023 and December 31, 2022.

	June 30, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$193,129	$(51,655)	$193,129	$(51,655)
Mortgage-backed securities residential	48,016	(1,473)	213,300	(45,353)	261,316	(46,826)
SBA pool securities	457	(1)	24,058	(4,305)	24,515	(4,306)
State and political subdivisions	270	(1)	1,578	(5)	1,848	(6)
Corporate bond	2,040	(459)	6,098	(1,403)	8,138	(1,862)
Total securities available for sale	$50,783	$(1,934)	$438,163	$(102,721)	$488,946	$(104,655)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$35,752	$(4,248)	$35,752	$(4,248)
Mortgage-backed securities residential	10,039	(253)	49,710	(10,436)	59,749	(10,689)
Total securities held to maturity	$10,039	$(253)	$85,462	$(14,684)	$95,501	$(14,937)
Total securities	$60,822	$(2,187)	$523,625	$(117,405)	$584,447	$(119,592)

	December 31, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$190,542	$(54,232)	$190,542	$(54,232)
Mortgage-backed securities residential	82,907	(4,082)	174,557	(42,678)	257,464	(46,760)
SBA pool securities	3,377	(332)	23,256	(4,176)	26,633	(4,508)
State and political subdivisions	1,579	(17)	—	—	1,579	(17)
Corporate bond	9,092	(908)	—	—	9,092	(908)
Total securities available for sale	$96,955	$(5,339)	$388,355	$(101,086)	$485,310	$(106,425)
Securities Held to Maturity:
U.S. government-sponsored agencies	$13,174	$(1,826)	$22,263	$(2,737)	$35,437	$(4,563)
Mortgage-backed securities residential	15,635	(3,585)	36,115	(6,956)	51,750	(10,541)
Total securities held to maturity	$28,809	$(5,411)	$58,378	$(9,693)	$87,187	$(15,104)
Total securities	$125,764	$(10,750)	$446,733	$(110,779)	$572,497	$(121,529)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2023. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at June 30, 2023.

The Company has an investment in a CRA investment fund with a fair value of $13.0 million at June 30, 2023. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $209,000 for the three months ended June 30, 2023 (no gain or loss for the six months ended June 30, 2023). This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2023 and December 31, 2022, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Residential mortgage	$575,238	10.58%	$525,756	9.95%
Multifamily mortgage	1,884,369	34.67	1,863,915	35.27
Commercial mortgage	624,710	11.49	624,625	11.82
Commercial loans (including equipment financing)	2,254,232	41.48	2,194,094	41.51
Commercial construction	9,703	0.18	4,042	0.07
Home equity lines of credit	34,397	0.63	34,496	0.65
Consumer loans, including fixed rate home equity loans	52,098	0.96	38,014	0.72
Other loans	269	0.01	304	0.01
Total loans	$5,435,016	100.00%	$5,285,246	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of June 30, 2023 and December 31, 2022 are based on the CECL methodology:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Primary residential mortgage	$576,104	10.61%	$527,784	9.99%
Junior lien loan on residence	37,780	0.70	38,265	0.73
Multifamily property	1,884,369	34.69	1,863,915	35.29
Owner-occupied commercial real estate	258,909	4.77	272,009	5.15
Investment commercial real estate	1,041,189	19.17	1,044,125	19.77
Commercial and industrial	1,282,058	23.60	1,194,662	22.62
Lease financing	279,518	5.14	288,566	5.46
Construction	16,251	0.30	9,936	0.19
Consumer and other	55,476	1.02	42,319	0.80
Total loans	5,431,654	100.00%	5,281,581	100.00%
Net deferred costs	3,362		3,665
Total loans including net deferred costs	$5,435,016		$5,285,246

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of June 30, 2023 and December 31, 2022:

	June 30, 2023
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,001	$—
Multifamily property	18,868	—
Investment commercial real estate	9,935	—
Commercial and industrial	3,373	—
Lease financing	1,328	—
Total	$34,505	$—

	December 31, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,339	$—
Investment commercial real estate	11,208	—
Commercial and industrial	3,662	—
Lease financing	1,765	—
Total	$18,974	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2023 and December 31, 2022 by class of loans, excluding nonaccrual loans:

	June 30, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,463	$—	$—	$1,463
Commercial and industrial	3,968	—	—	3,968
Lease financing	7,447	—	—	7,447
Consumer and other	—	3	—	3
Total	$12,878	$3	$—	$12,881

	December 31, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,145	$—	$—	$1,145
Multifamily property	882	—	—	882
Commercial and industrial	4,884	681	—	5,565
Total	$6,911	$681	$—	$7,592

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
•
Any new Federal Reserve Board Regulation O loan commitments over $1,000,000; and
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
The following is a summary of the credit risk profile of loans by internally assigned grade as of June 30, 2023 and December 31, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of June 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$69,713	$116,537	$82,789	$60,707	$36,329	$207,223	$—	$685	$573,983
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	489	981	651	—	—	2,121
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	69,713	116,537	82,789	61,196	37,310	207,874	—	685	576,104
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	160	1,490	156	35	590	951	34,335	—	37,717
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	63	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	160	1,490	156	35	590	951	34,398	—	37,780
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	43,495	481,160	659,346	121,200	213,938	326,509	748	7,037	1,853,433
Special mention	—	—	—	—	—	1,673	—	—	1,673
Substandard	—	1,572	9,714	—	10,399	7,578	—	—	29,263
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	43,495	482,732	669,060	121,200	224,337	335,760	748	7,037	1,884,369
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	Grade as of June 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Owner-occupied commercial real estate:
Pass	1,515	23,878	43,125	20,395	11,996	130,336	305	26,983	258,533
Special mention	—	—	—	—	—	—	376	—	376
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	1,515	23,878	43,125	20,395	11,996	130,336	681	26,983	258,909
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	82,974	175,500	152,000	58,567	153,896	328,176	8,231	42,542	1,001,886
Special mention	—	—	—	—	12,817	13,125	—	—	25,942
Substandard	—	9,935	—	—	3,426	—	—	—	13,361
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	82,974	185,435	152,000	58,567	170,139	341,301	8,231	42,542	1,041,189
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	126,562	303,336	196,525	59,775	59,585	24,167	469,571	27,576	1,267,097
Special mention	—	—	—	825	1,170	191	256	—	2,442
Substandard	—	—	1,698	845	1,003	280	8,693	—	12,519
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	126,562	303,336	198,223	61,445	61,758	24,638	478,520	27,576	1,282,058
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	25,805	46,099	66,439	51,345	39,709	25,620	—	—	255,017
Special mention	1,410	18,225	569	—	1,508	1,461	—	—	23,173
Substandard	—	—	—	—	1,328	—	—	—	1,328
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	27,215	64,324	67,008	51,345	42,545	27,081	—	—	279,518
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	1,404	—	—	14,847	16,251
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	1,404	—	—	14,847	16,251
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	80	—	336	173	—	4,924	31,449	18,514	55,476
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	80	—	336	173	—	4,924	31,449	18,514	55,476
Current period gross charge-offs	—	—	—	—	—	—	61	—	61

	Grade as of June 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Total:
Pass	350,304	1,148,000	1,200,716	372,197	517,447	1,047,906	544,639	138,184	5,319,393
Special mention	1,410	18,225	569	825	15,495	16,450	632	—	53,606
Substandard	—	11,507	11,412	1,334	17,137	8,509	8,756	—	58,655
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$351,714	$1,177,732	$1,212,697	$374,356	$550,079	$1,072,865	$554,027	$138,184	$5,431,654
Total Current Period Gross Charge-offs	$—	$1,199	$—	$—	$—	$—	$61	$—	$1,260

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$118,864	$87,312	$62,540	$37,902	$27,209	$190,834	$—	$691	$525,352
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	547	1,044	141	700	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	118,864	87,312	63,087	38,946	27,350	191,534	—	691	527,784

Junior lien loan on residence:
Pass	1,631	177	42	639	326	953	33,996	—	37,764
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,631	177	42	639	326	953	34,497	—	38,265

Multifamily property:
Pass	488,657	678,507	118,220	224,129	33,884	305,628	1,246	1,425	1,851,696
Special mention	—	—	—	—	—	1,696	—	—	1,696
Substandard	—	—	—	2,846	—	7,677	—	—	10,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	488,657	678,507	118,220	226,975	33,884	315,001	1,246	1,425	1,863,915

Owner-occupied commercial real estate:
Pass	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009

Investment commercial real estate:
Pass	189,829	154,715	59,444	155,995	93,330	305,219	6,590	23,487	988,609
Special mention	—	—	—	13,015	—	13,309	—	14,507	40,831
Substandard	11,208	—	—	3,477	—	—	—	—	14,685
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	201,037	154,715	59,444	172,487	93,330	318,528	6,590	37,994	1,044,125

Commercial and industrial:
Pass	421,072	217,887	76,307	80,359	26,792	5,559	303,526	29,750	1,161,252
Special mention	14,405	—	826	—	193	—	258	—	15,682
Substandard	1,553	1,892	2,148	3,894	277	71	7,893	—	17,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	437,030	219,779	79,281	84,253	27,262	5,630	311,677	29,750	1,194,662

Lease financing:
Pass	73,155	71,925	58,262	48,942	24,408	8,125	—	—	284,817
Special mention	1,984	—	—	—	—	—	—	—	1,984
Substandard	—	—	—	1,765	—	—	—	—	1,765
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	75,139	71,925	58,262	50,707	24,408	8,125	—	—	288,566

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Construction:
Pass	—	—	—	1,439	—	—	4,064	4,433	9,936
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,439	—	—	4,064	4,433	9,936

Consumer and other loans:
Pass	—	381	194	—	—	5,753	31,287	4,704	42,319
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	381	194	—	—	5,753	31,287	4,704	42,319

Total:
Pass	1,318,523	1,254,820	395,688	561,649	228,371	948,308	381,317	85,078	5,173,754
Special mention	16,389	—	826	13,015	193	15,005	258	14,507	60,193
Substandard	12,761	1,892	2,695	13,026	418	8,448	8,394	—	47,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,347,673	$1,256,712	$399,209	$587,690	$228,982	$971,761	$389,969	$99,585	$5,281,581

At June 30, 2023, $33.7 million of substandard loans were also considered individually evaluated, compared to $14.7 million at December 31, 2022. The increase in individually evaluated substandard loans is primarily due to three multifamily loans with a balance of $18.9 million that were graded as substandard during the first six months of 2023.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The following tables provides information related to the modifications during the six months ended June 30, 2023 by pool segment and type of concession granted:

	Interest Only Period Extension
	Six Months Ended June 30, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$248	0.02%
Total	$248	0.02%

	Interest Rate Reduction
	Six Months Ended June 30, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$777	0.06%
Total	$777	0.06%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through June 30, 2023:

	Payment Status at June 30, 2023
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$248	$—	$777
Total	$248	$—	$777

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2023:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2023
	Interest Only	Interest
(Dollars in thousands)	Period Extension	Rate Reduction
Commercial and industrial	$248	$—
Total	$248	$—

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

The Company had allocated $2.5 million of specific reserves on TDRs as of June 30, 2022. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $18.1 million at June 30, 2023 and $22.8 million at December 31, 2022.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of June 30, 2023 and December 31, 2022. The allowance was based on the CECL methodology.

	June 30, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$363	$—	$575,741	$3,148	$576,104	$3,148
Junior lien loan on residence	—	—	37,780	151	37,780	151
Multifamily property	18,868	1,986	1,865,501	8,551	1,884,369	10,537
Owner-occupied commercial real estate	—	—	258,909	4,708	258,909	4,708
Investment commercial real estate	9,935	—	1,031,254	13,548	1,041,189	13,548
Commercial and industrial	3,373	448	1,278,685	26,985	1,282,058	27,433
Lease financing	1,328	—	278,190	2,063	279,518	2,063
Construction	—	—	16,251	421	16,251	421
Consumer and other loans	—	—	55,476	695	55,476	695
Total ACL	$33,867	$2,434	$5,397,787	$60,270	$5,431,654	$62,704

	December 31, 2022
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$374	$—	$527,410	$2,894	$527,784	$2,894
Junior lien loan on residence	—	—	38,265	154	38,265	154
Multifamily property	—	—	1,863,915	8,849	1,863,915	8,849
Owner-occupied commercial real estate	—	—	272,009	4,835	272,009	4,835
Investment commercial real estate	11,208	1,208	1,032,917	14,272	1,044,125	15,480
Commercial and industrial	3,385	299	1,191,277	25,231	1,194,662	25,530
Lease financing	1,765	—	286,801	2,314	288,566	2,314
Construction	—	—	9,936	236	9,936	236
Consumer and other loans	—	—	42,319	537	42,319	537
Total ACL	$16,732	$1,507	$5,264,849	$59,322	$5,281,581	$60,829

Individually evaluated loans include nonaccrual loans of $33.7 million at June 30, 2023 and $15.8 million at December 31, 2022. Individually evaluated loans did not include any performing modified loans at June 30, 2023. An allowance of $233,000 was allocated to modified loans at June 30, 2023. All accruing modified loans were paying in accordance with their modified terms as of June 30, 2023. The Company has not committed to lend additional amounts as of June 30, 2023 to customers with outstanding loans that are classified as modified loans.

The allowance for credit losses was $62.7 million as of June 30, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was primarily due to provision for credit losses of $3.2 million driven by loan growth of $150.1 million for the first six months of 2023. The provision for credit losses was partially offset by the charge-off of a specific reserve of $1.2 million related to a mixed-use commercial real estate loan during the quarter ended June 30, 2023. The allowance for credit losses as a percentage of loans was 1.15 percent at both June 30, 2023 and December 31, 2022.

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

The following tables present collateral dependent loans individually evaluated by segment as of June 30, 2023 and December 31, 2022:

	June 30, 2023
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$408	$363	$—	$436
Investment commercial real estate	12,500	9,935	—	10,967
Multifamily property	9,153	9,153	—	1,526
Commercial and industrial	3,775	1,608	—	2,004
Lease financing	1,383	1,328	—	1,529
Total loans with no related allowance	$27,219	$22,387	$—	$16,462
With related allowance recorded:
Multifamily property	$9,714	$9,715	$1,986	$7,254
Commercial and industrial	1,864	1,765	448	1,099
Total loans with related allowance	$11,578	$11,480	$2,434	$8,353
Total loans individually evaluated	$38,797	$33,867	$2,434	$24,815

	December 31, 2022
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$415	$374	$—	$249
Commercial and industrial	3,868	1,836	—	539
Lease financing	1,792	1,765	—	444
Total loans with no related allowance	$6,075	$3,975	$—	$1,232
With related allowance recorded:
Investment commercial real estate	$12,500	$11,208	$1,208	$12,402
Commercial and industrial	1,555	1,549	299	174
Total loans with related allowance	$14,055	$12,757	$1,507	$12,576
Total loans individually evaluated for impairment	$20,130	$16,732	$1,507	$13,808

Interest income recognized on individually evaluated loans for the three and six months ended June 30, 2023 and 2022 was not material. The Company did not recognize any income on non-accruing impaired loans for the three and six months ended June 30, 2023 and 2022.

The activity in the allowance for credit losses for the three months ended June 30, 2023 and June 30, 2022 is summarized below:

	April 1,				June 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,959	$—	$—	$189	$3,148
Junior lien loan on residence	146	—	—	5	151
Multifamily property	9,823	—	—	714	10,537
Owner-occupied commercial real estate	4,952	—	—	(244)	4,708
Investment commercial real estate	14,538	(1,199)	—	209	13,548
Commercial and industrial	26,869	—	—	564	27,433
Lease financing	1,989	—	—	74	2,063
Construction	313	—	—	108	421
Consumer and other loans	661	(15)	2	47	695
Total ACL	$62,250	$(1,214)	$2	$1,666	$62,704

(A)
Provision to roll forward the ACL excludes a provision of $30,000 for off-balance sheet commitments.

	April 1,				June 30,
	2022				2022
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,291	$—	$—	$(137)	$2,154
Junior lien loan on residence	161	(3)	—	(7)	151
Multifamily property	15,017	—	—	773	15,790
Owner-occupied commercial real estate	4,774	—	—	(114)	4,660
Investment commercial real estate	10,504	—	—	465	10,969
Commercial and industrial	21,192	—	—	(194)	20,998
Lease financing	3,354	—	—	(2)	3,352
Construction	468	—	—	(109)	359
Consumer and other loans	625	(7)	—	(29)	589
Total ACL	$58,386	$(10)	$—	$646	$59,022

(A)
Provision to roll forward the ACL excludes a provision of $803,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the six months ended June 30, 2023 and 2022 is summarized below:

	January 1,				June 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$254	$3,148
Junior lien loan on residence	154	—	—	(3)	151
Multifamily property	8,849	—	—	1,688	10,537
Owner-occupied commercial real estate	4,835	—	—	(127)	4,708
Investment commercial real estate	15,480	(1,199)	—	(733)	13,548
Commercial and industrial	25,530	—	—	1,903	27,433
Lease financing	2,314	—	—	(251)	2,063
Construction	236	—	—	185	421
Consumer and other loans	537	(61)	5	214	695
Total ACL	$60,829	$(1,260)	$5	$3,130	$62,704

(A)
Provision to roll forward the ACL excludes a provision of $79,000 for off-balance sheet commitments.

	December 31,
	2021
	Prior to					June 30,
	Adoption	Impact of				2022
	of	Adopting			Provision	Ending
(In thousands)	Topic 326	Topic 326	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$1,510	$717	$—	$—	$(73)	$2,154
Junior lien loan on residence	88	83	(3)	—	(17)	151
Multifamily property	9,806	4,072	—	—	1,912	15,790
Owner-occupied commercial real estate	1,998	2,902	—	—	(240)	4,660
Investment commercial real estate	27,083	(13,589)	(250)	—	(2,275)	10,969
Commercial and industrial	17,509	(657)	—	4	4,142	20,998
Lease financing	3,440	156	—	—	(244)	3,352
Construction	48	361	—	—	(50)	359
Consumer and other loans	215	419	(27)	2	(20)	589
Total ACL	$61,697	$(5,536)	$(280)	$6	$3,135	$59,022

(A)
Provision to roll forward the ACL excludes a provision of $689,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the six months ended June 30, 2023 and 2022:

	January 1,
	2023		June 30,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$79	$831
Total ACL	$752	$79	$831

	December 31,
	2021			June 30,
	Prior to adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$689	$991
Total ACL	$—	$302	$689	$991

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $87.9 million and $91.1 million at June 30, 2023 and December 31, 2022, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of June 30, 2023 and December 31, 2022:

	June 30,		December 31,
	2023		2022
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,024,105	19.70%	$1,246,066	23.94%
Interest-bearing checking (A)	2,816,913	54.19	2,143,611	41.18
Savings	120,082	2.31	157,338	3.02
Money market	763,026	14.68	1,228,234	23.60
Certificates of deposit - retail	384,106	7.39	318,573	6.12
Certificates of deposit - listing service	10,822	0.21	25,358	0.49
Subtotal deposits	5,119,054	98.48	5,119,180	98.35
Interest-bearing demand - Brokered	10,000	0.19	60,000	1.15
Certificates of deposit - Brokered	69,443	1.33	25,984	0.50
Total deposits	$5,198,497	100.00%	$5,205,164	100.00%

(A)
Interest-bearing checking includes $895.3 million at June 30, 2023 and $620.1 million at December 31, 2022 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2023, are as follows:

(In thousands)
2023	$178,462
2024	240,065
2025	38,917
2026	4,240
2027	2,564
2028 and later	123
Total	$464,371

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2023, the Company had overnight borrowings with the FHLB of $485.4 million at a rate of 5.31 percent compared to $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent at December 31, 2022. At June 30, 2023, unused short-term overnight borrowing commitments totaled $3.2 billion from the FHLB, correspondent banks and at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$38,103	$818	$38,921
Noninterest income	4,072	14,503	18,575
Total income	42,175	15,321	57,496

Provision for credit losses	1,696	—	1,696
Compensation and benefits	17,949	8,405	26,354
Premises and equipment expense	4,023	706	4,729
FDIC expense	729	—	729
Other operating expense	3,855	2,025	5,880
Total operating expense	28,252	11,136	39,388
Income before income tax expense	13,923	4,185	18,108
Income tax expense	3,816	1,147	4,963
Net income	$10,107	$3,038	$13,145

	Three Months Ended June 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$41,078	$1,815	$42,893
Noninterest income	4,119	14,389	18,508
Total income	45,197	16,204	61,401

Provision for loan and lease losses	1,449	—	1,449
Compensation and employee benefits	15,476	6,406	21,882
Premises and equipment expense	3,835	805	4,640
FDIC insurance expense	503	—	503
Other operating expense	3,212	2,422	5,634
Total operating expense	24,475	9,633	34,108
Income before income tax expense	20,722	6,571	27,293
Income tax expense	5,624	1,569	7,193
Net income	$15,098	$5,002	$20,100

	Six Months Ended June 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$80,193	$2,706	$82,899
Noninterest income	7,907	28,727	36,634
Total income	88,100	31,433	119,533

Provision for credit losses	3,209	—	3,209
Compensation and employee benefits	36,118	14,822	50,940
Premises and equipment expense	7,636	1,467	9,103
FDIC insurance expense	1,440	—	1,440
Other operating expense	7,129	4,654	11,783
Total operating expense	55,532	20,943	76,475
Income before income tax expense	32,568	10,490	43,058
Income tax expense	8,746	2,812	11,558
Net income	$23,822	$7,678	$31,500

Total assets at period end	$6,363,409	$116,291	$6,479,700

	Six Months Ended June 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$79,077	$3,438	$82,515
Noninterest income	3,690	29,532	33,222
Total income	82,767	32,970	115,737

Provision for loan and lease losses	3,824	—	3,824
Compensation and employee benefits	31,879	12,452	44,331
Premises and equipment expense	7,766	1,521	9,287
FDIC insurance expense	974	—	974
Other operating expense	7,378	4,858	12,236
Total operating expense	51,821	18,831	70,652
Income before income tax expense	30,946	14,139	45,085
Income tax expense	7,924	3,620	11,544
Net income	$23,022	$10,519	$33,541

Total assets at period end	$6,046,082	$105,085	$6,151,167

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Corporation has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$193,129	$—	$193,129	$—
Mortgage-backed securities-residential	312,526	—	312,526	—
SBA pool securities	24,878	—	24,878	—
State and political subdivisions	1,848	—	1,848	—
Corporate bond	8,138	—	8,138	—
CRA investment fund	12,985	12,985	—	—
Derivatives:
Cash flow hedges	11,248	—	11,248	—
Loan level swaps	36,331	—	36,331	—
Total	$601,083	$12,985	$588,098	$—

Liabilities:
Derivatives:
Loan level swaps	36,331	—	36,331	—
Total	$36,331	$—	$36,331	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2023 and December 31, 2022.

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$7,728	$—	$—	$7,728
Commercial and industrial	1,317	—	—	1,317

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000
Commercial and industrial	743	—	—	743

The carrying amounts and estimated fair values of financial instruments at June 30, 2023 are as follows:

		Fair Value Measurements at June 30, 2023 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$171,628	$171,628	$—	$—	$171,628
Securities available for sale	540,519	—	540,519	—	540,519
Securities held to maturity	110,438	—	95,501	—	95,501
CRA investment fund	12,985	12,985	—	—	12,985
FHLB and FRB stock	35,402	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	14,198	—	15,493	—	15,493
Loans, net of allowance for credit losses	5,372,312	—	—	5,224,990	5,224,990
Accrued interest receivable	20,865	—	2,763	18,102	20,865
Accrued interest receivable loan level swaps (A)	368	—	368	—	368
Cash flow hedges	11,248	—	11,248	—	11,248
Loan level swaps	36,331	—	36,331	—	36,331
Financial liabilities
Deposits	$5,198,497	$4,734,126	$455,274	$—	$5,189,400
Short-term borrowings	485,360	—	485,360	—	485,360
Subordinated debt	133,131	—	—	114,185	114,185
Accrued interest payable	4,767	4,070	570	127	4,767
Accrued interest payable loan level swaps (B)	368	—	368	—	368
Loan level swap	36,331	—	36,331	—	36,331

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2023	2022
Service charges on deposits
Overdraft fees	$130	$118
Interchange income	309	379
Other	881	566
Wealth management fees (A)	14,252	13,891
Corporate advisory fee income	15	33
Other (B)	2,988	3,521
Total noninterest other income	$18,575	$18,508

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Service charges on deposits
Overdraft fees	$263	$231
Interchange income	620	721
Other	1,695	1,063
Wealth management fees (A)	28,014	28,725
Corporate advisory fee income	95	1,594
Other (B)	5,947	888
Total noninterest other income	$36,634	$33,222
(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2023			2022
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$130	$—	$130	$118	$—	$118
Interchange income	309	—	309	379	—	379
Other	881	—	881	566	—	566
Wealth management fees (A)	—	14,252	14,252	—	13,891	13,891
Corporate advisory fee income	15	—	15	33	—	33
Other (B)	2,737	251	2,988	3,023	498	3,521
Total noninterest income	$4,072	$14,503	$18,575	$4,119	$14,389	$18,508

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2023			2022
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$263	$—	$263	$231	$—	$231
Interchange income	620	—	620	721	—	721
Other	1,695	—	1,695	1,063	—	1,063
Wealth management fees (A)	—	28,014	28,014	—	28,725	28,725
Corporate advisory fee income	95	—	95	1,594	—	1,594
Other (B)	5,234	713	5,947	81	807	888
Total noninterest income	$7,907	$28,727	$36,634	$3,690	$29,532	$33,222
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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the second quarter of 2023 by $2,000 and $34,000 for the same quarter in 2022. Cardholder rewards reduced interchange income by $4,000 and $64,000 for the six months ended June 30, 2023 and 2022, respectively.

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

Other: All of the other income items are outside the scope of ASC 606.
10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2023	2022	2023	2022
Professional and legal fees	$1,179	$1,312	$2,524	$2,450
Telephone	362	348	731	682
Advertising	706	681	1,102	971
Amortization of intangible assets	355	389	709	820
Branch/office restructure	—	—	175	372
Other operating expenses	3,278	2,904	6,542	6,268
Total other operating expenses	$5,880	$5,634	$11,783	$11,563

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1	Before	Comprehensive	June 30,	June 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,251)	$(3,796)	$—	$(3,796)	$(76,047)

Gain/(loss) on cash flow hedges	4,806	3,274	(30)	3,244	8,050

Accumulated other comprehensive gain/(loss), net of tax	$(67,445)	$(522)	$(30)	$(552)	$(67,997)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1	Before	Comprehensive	June 30,	June 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(40,447)	$(18,619)	$—	$(18,619)	$(59,066)

Gain/(loss) on cash flow hedges	(491)	830	—	830	339

Accumulated other comprehensive gain/(loss), net of tax	$(40,938)	$(17,789)	$—	$(17,789)	$(58,727)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
(In thousands)	2023	2022	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(42)	$—	Interest Expense
Tax effect	12	—	Income tax expense
Total reclassifications, net of tax	$(30)	$—

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$4,925	$—	$4,925	$(76,047)

Gain/(loss) on cash flow hedges	6,761	1,349	(60)	1,289	8,050

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$6,274	$(60)	$6,214	$(67,997)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(54,221)	$5,028	$(49,193)	$(59,066)

Gain/(loss) on cash flow hedges	(2,501)	2,840	—	2,840	339

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(51,381)	$5,028	$(46,353)	$(58,727)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended

June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(In thousands)	2023	2022	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$6,609	Securities losses, net
Tax effect	—	(1,581)	Income tax expense
Total reclassifications, net of tax	$—	$5,028

Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(84)	$—	Interest Expense
Tax effect	24	—	Income tax expense
Total reclassifications, net of tax	$(60)	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $310.0 million as of June 30, 2023 and $290.0 million as of December 31, 2022 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2023, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2023 and December 31, 2022:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Notional amount	$310,000	$290,000
Weighted average pay rate	2.15%	1.71%
Weighted average receive rate	3.78%	2.78%
Weighted average maturity	3.49 years	2.01 years
Unrealized gain/(loss), net	$11,248	$3,290

Number of contracts	12	12

	June 30, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$11,248
Total included in other assets	$310,000	$11,248
Total included in other liabilities

	December 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$3,290
Total included in other assets	290,000	3,290
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three month and six months ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$4,775	$1,155	$2,043	$3,951
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—	—	—
Gain/(loss) recognized in other noninterest income	$(42)	—	(84)	—

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain is being amortized into earnings over the remaining life of the terminated swaps.

Net interest income recorded on these swap transactions totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2023. Net interest expense recorded on these swap transactions totaled $679,000 and $1.7 million for the three and six months ended June 30, 2022. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $368,000 and $1.1 million at June 30, 2023 and December 31, 2022, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Notional amount	$585,234	$612,211
Fair value	$(36,355)	$(37,173)
Weighted average pay rates	3.99%	3.99%
Weighted average receive rates	6.87%	6.14%
Weighted average maturity	4.06 years	4.68 years

Number of contracts	76	78

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2023, the Company's operating lease ROU asset and operating lease liability totaled $13.5 million and $14.3 million, respectively. As of December 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $12.9 million and $13.7 million, respectively. A weighted average discount rate of 2.70 percent and 2.63 percent was used in the measurement of the ROU asset and lease liability as of June 30, 2023 and December 31, 2022, respectively.

The Company's leases have remaining lease terms between 14 months to 14 years, with a weighted average lease term of 6.96 years at June 30, 2023. The Company's leases had remaining lease terms between three months to 14 years, with a weighted average lease term of 7.48 years at December 31, 2022. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $822,000 and $867,000 for the three months ended June 30, 2023 and 2022, respectively. The variable lease costs were $70,000 and $76,000 for the three months ended June 30, 2023 and 2022, respectively.

Total operating lease costs were $1.6 million and $1.7 million for the six months ended June 30, 2023 and 2022, respectively. The variable lease costs were $142,000 and $153,000 for the six months ended June 30, 2023 and 2022, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2023:

(In thousands)
2023	$1,613
2024	3,131
2025	2,434
2026	1,807
2027	1,451
Thereafter	5,368
Total lease payments	15,804
Less: imputed interest	1,496
Total present value of lease payments	$14,308

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2023	2022
Right-of-use asset obtained in exchange for lease obligation	$1,926	$5,683
Operating cash flows from operating leases	1,471	1,334
Operating cash flows from direct finance leases	103	132
Financing cash flows from direct finance leases	374	374

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

16. SUBSEQUENT EVENTS

The Company had an equipment financing lease with a principal balance of $9.2 million as of June 30, 2023, which was downgraded to nonaccrual status as a result of a bankruptcy filing by the lessee subsequent to June 30, 2023. This lease was classified as special mention as of June 30, 2023 and subsequently downgraded to substandard during the third quarter of 2023. The Company presently believes that the fair value of the collateral will be sufficient to repay the outstanding principal balance but will continue to closely monitor the bankruptcy proceedings to evaluate changes as they occur. No additional allowance for credit losses was applied to this loan as of June 30, 2023.

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
•
our inability to successfully generate new business in new geographic markets, including our expansion into New York City;
•
a reduction in our lower-cost funding sources;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
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

The Company accounts for its debt securities in accordance with ASC 320, “Investments - Debt Securities” and its equity security in accordance with ASC 321, “Investments – Equity Securities”. All securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax. Securities classified as held to maturity are carried at amortized cost. The Company’s investment in a CRA investment fund is classified as an equity security. In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses for equity securities are marked to market through the income statement.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2023 and 2022.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2023	2022	2023 vs 2022
Results of Operations:
Interest income	$74,852	$48,520	$26,332
Interest expense	35,931	5,627	30,304
Net interest income	38,921	42,893	(3,972)
Provision for credit losses	1,696	1,449	247
Net interest income after provision for credit losses	37,225	41,444	(4,219)
Wealth management fee income	14,252	13,891	361
Other income (A)	4,323	4,617	(294)
Operating expense (B)	37,692	32,659	5,033
Income before income tax expense	18,108	27,293	(9,185)
Income tax expense (C)	4,963	7,193	(2,230)
Net income	$13,145	$20,100	$(6,955)

Total revenue (D)	$57,496	$61,401	$(3,905)

Diluted average shares outstanding	18,078,848	18,637,340	(558,492)

Diluted earnings per share	$0.73	$1.08	$(0.35)

Return on average assets annualized ("ROAA")	0.82%	1.30%	(0.48)%
Return on average equity annualized ("ROAE")	9.43	15.43	(6.00)

(A)
The quarter ended June 30, 2023 and 2022 included a fair value adjustment on a CRA equity security of negative $209,000 and negative $475,000, respectively.
(B)
The quarter ended June 30, 2023 included $1.7 million of expense associated with the recent retirement of certain employees.
(C)
Income tax expense for the quarter ended June 30, 2023 included a $318,000 tax benefit for the reversal of the New Jersey surtax, which is set to expire on December 31, 2023.
(D)
Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2023	2022	2023 vs 2022
Results of Operations:
Interest income	$145,343	$92,660	$52,683
Interest expense	62,444	10,145	52,299
Net interest income	82,899	82,515	384
Provision for loan and lease losses	3,209	3,824	(615)
Net interest income after provision for loan and lease losses	79,690	78,691	999
Wealth management fee income	28,014	28,725	(711)
Other income (A)	8,620	4,497	4,123
Operating expense (B)	73,266	66,828	6,438
Income before income tax expense	43,058	45,085	(2,027)
Income tax expense (C)	11,558	11,544	14
Net income	$31,500	$33,541	$(2,041)

Total revenue (D)	$119,533	$115,737	$3,796

Diluted average shares outstanding	18,153,267	18,782,559	(629,292)

Diluted earnings per share	$1.74	$1.79	$(0.05)

Return on average assets annualized (ROAA)	0.99%	1.09%	(0.10)%
Return on average equity annualized (ROAE)	11.44	12.59	(1.15)

(A)
Other income for the six months ended June 30, 2022 included a $6.6 million loss on sale of securities and a fair value adjustment on a CRA equity security of negative $1.2 million.
(B)
The six months ended June 30, 2023 included one-time charges of $2.0 million related to the recent retirement of certain employees and $175,000 of expense associated with three retail branch closures. The six months ended June 30, 2022 included $1.5 million of severance expense related to certain staff reorganization.
(C)
Income tax expense for the six months ended June 30, 2023 included a $318,000 tax benefit for the reversal of the New Jersey surtax, which is set to expire on December 31, 2023.
(D)
Total revenue equals net interest income plus wealth management fee income and other income.

	June 30,	December 31,	Change
	2023	2022	2023 vs 2022
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.20%	14.73%	0.47%
Tier I leverage ratio	9.06	8.90	0.16
Loans to deposits	104.55	101.54	3.01
Allowance for credit losses to total loans	1.15	1.15	-
Allowance for credit losses to nonperforming loans	181.72	320.59	(138.87)
Nonperforming loans to total loans	0.63	0.36	0.27

For the quarter ended June 30, 2023, the Company recorded total revenue of $57.50 million, pretax income of $18.11 million, net income of $13.15 million and diluted earnings per share of $0.73, compared to revenue of $61.40 million, pretax income of $27.29 million, net income of $20.10 million and diluted earnings per share of $1.08 for the same period last year.

For the six months ended June 30, 2023, the Company recorded total revenue of $119.53 million, pretax income of $43.06 million, net income of $31.50 million and diluted earnings per share of $1.74, compared to revenue of $115.74 million, pretax income of $45.09 million, net income of $33.54 million and diluted earnings per share of $1.79 for the same period last year.

The Company experienced a decline in net interest income during the three months ended June 30, 2023 due to net interest margin contraction as a result of higher deposit rates during 2023. Net interest income increased by $384,000 to $82.9 million for the six months ended June 30, 2023 which included an increase in interest expense of $52.3 million for that same period. Cycle to date betas are approximately 41 percent during which time the Target Federal Funds rate increased by 500 basis points. Additionally, the decrease in income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), and higher operating expenses contributed to the decline in net income for the three and six months ended June 30, 2023.

The six months ended June 30, 2022 included a $6.6 million loss on sale of securities as a result of the Company's balance sheet repositioning completed in March 2022 and a $1.2 million negative fair value adjustment on an equity security held for CRA investment purposes.

Operating expenses for the three and six months ended June 30, 2023 compared to their respective prior periods increased primarily due to increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full time equivalent employees from 472 at June 30, 2022 to 520 at June 30, 2023; normal salary increases, and increased FDIC insurance expense. Additionally, both the three and six months ended June 30, 2023 included operating expenses of $1.7 million associated with the recent retirement of certain employees. The six months ended June 30, 2023 included operating expenses of $300,000 associated with the acceleration of restricted stock related to one executive retiring, $175,000 of expense associated with three retail branch closures and $409,000 of increased restricted stock expense associated with additional shares being granted to executives due to performance measures vesting above target. Operating expenses for the first six months of 2022 included $1.5 million of severance expense related to staff reorganizations within several areas of the Bank.

RECENT DEVELOPMENTS: During the first six months of 2023, the banking industry experienced volatility with several high-profile regional bank failures and industry- wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's liquidity position and balance sheet remain strong. On-balance sheet liquidity (investments available for sale, interest-earning deposits and cash) was $761 million as of June 30, 2023.

The Company also had $2.8 billion of external borrowing capacity available as of June 30, 2023, which when combined with balance sheet liquidity provided us with 283 percent coverage of our uninsured deposits. Uninsured/unprotected deposits totaled $1.3 billion at June 30, 2023. External borrowing capacity includes secured available funding with the Federal Home Loan Bank and from the Federal Reserve Discount Window. The available funding from the Federal Home Loan Bank and the Federal Reserve are secured by the Company’s loan and investment portfolios. In addition, the Company also has access to the Bank Term Funding Program offered by the Federal Reserve Bank, which offers an advance term of up to twelve months.

The Company's capital at June 30, 2023 remains above well capitalized levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 11.47 percent and 15.20 percent, respectively, for the Company and 13.69 percent and 14.93 percent for the Bank, respectively.

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2023	2022
Residential mortgage loans originated for portfolio	$39,358	$35,172
Residential mortgage loans originated for sale	1,072	9,886
Total residential mortgage loans	40,430	45,058

Commercial real estate loans	43,235	13,960
Multifamily	26,662	74,564
C&I loans (A) (B)	158,972	332,801
Small business administration	13,713	10,534
Wealth lines of credit (A)	3,950	12,575
Total commercial loans	246,532	444,434

Installment loans	4,587	100
Home equity lines of credit (A)	6,107	3,897
Total loans closed	$297,656	$493,489

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2023	2022
Residential mortgage loans originated for portfolio	$69,661	$76,719
Residential mortgage loans originated for sale	2,549	25,555
Total residential mortgage loans	72,210	102,274

Commercial real estate loans	62,225	39,535
Multifamily	56,812	340,214
C&I loans (A) (B)	366,786	475,830
Small business administration (C)	23,663	36,627
Wealth lines of credit (A)	27,175	21,975
Total commercial loans	536,661	914,181

Installment loans	16,673	231
Home equity lines of credit (A)	9,028	5,238
Total loans closed	$634,572	$1,021,924
(a)
Includes loans and lines of credit that closed in the period but were not necessarily funded.
(b)
Includes equipment finance leases and loans.

At June 30, 2023, December 31, 2022 and June 30, 2022, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2023	2022	2022
Multifamily real estate loans as a percent of total regulatory capital of the Bank	248%	251%	265%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	137	141	151

Total CRE concentration	385%	392%	416%
The Bank believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2023			June 30, 2022
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$806,447	$4,900	2.43%	$774,145	$3,535	1.83%
Tax-exempt (A) (B)	1,858	20	4.31	4,193	40	3.82
Loans (B) (C):
Residential mortgages	557,575	4,942	3.55	513,666	3,630	2.83
Commercial mortgages	2,504,268	26,839	4.29	2,552,128	21,185	3.32
Commercial	2,241,817	35,457	6.33	2,024,457	19,348	3.82
Commercial construction	6,977	165	9.46	16,186	162	4.00
Installment	51,269	841	6.56	37,235	297	3.19
Home equity	33,650	633	7.52	38,061	331	3.48
Other	271	7	10.33	258	6	9.30
Total loans	5,395,827	68,884	5.11	5,181,991	44,959	3.47
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	141,968	1,451	4.09	164,066	314	0.77
Total interest-earning assets	6,346,100	75,255	4.74%	6,124,395	48,848	3.19%
Noninterest-earning assets:
Cash and due from banks	7,800			9,715
Allowance for credit losses	(63,045)			(59,629)
Premises and equipment	23,745			22,952
Other assets	85,969			96,232
Total noninterest-earning assets	54,469			69,270
Total assets	$6,400,569			$6,193,665
LIABILITIES:
Interest-bearing deposits:
Checking	$2,834,140	$22,219	3.14%	$2,493,668	$2,330	0.37%
Money markets	788,745	3,853	1.95	1,234,564	579	0.19
Savings	125,555	45	0.14	163,062	5	0.01
Certificates of deposit - retail	385,211	2,462	2.56	411,202	651	0.63
Subtotal interest-bearing deposits	4,133,651	28,579	2.77	4,302,496	3,565	0.33
Interest-bearing demand - brokered	10,000	125	5.00	85,000	364	1.71
Certificates of deposit - brokered	26,165	196	3.00	33,470	261	3.12
Total interest-bearing deposits	4,169,816	28,900	2.77	4,420,966	4,190	0.38
FHLB advances and borrowings	413,961	5,384	5.20	3,873	10	1.03
Finance lease liabilities	4,187	50	4.78	5,406	64	4.74
Subordinated debt	133,090	1,597	4.80	132,803	1,363	4.11
Total interest-bearing liabilities	4,721,054	35,931	3.04%	4,563,048	5,627	0.49%
Noninterest-bearing liabilities:
Demand deposits	1,033,176			1,029,538
Accrued expenses and other liabilities	88,911			79,882
Total noninterest-bearing liabilities	1,122,087			1,109,420
Shareholders’ equity	557,428			521,197
Total liabilities and shareholders’ equity	$6,400,569			$6,193,665
Net interest income (tax-equivalent basis)		$39,324			$43,221
Net interest spread			1.70%			2.70%
Net interest margin (D)			2.49%			2.83%
Tax equivalent adjustment		$(403)			$(328)
Net interest income		$38,921			$42,893
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2023			June 30, 2022
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$798,828	$9,371	2.35%	$851,059	$7,142	1.68%
Tax-exempt (A) (B)	1,861	38	4.08	4,446	88	3.96
Loans (B) (C):
Residential mortgages	543,650	9,225	3.39	511,051	7,286	2.85
Commercial mortgages	2,491,527	52,756	4.23	2,453,130	39,360	3.21
Commercial	2,221,921	68,827	6.20	2,016,504	37,550	3.72
Commercial construction	5,644	253	8.97	17,131	322	3.76
Installment	45,638	1,450	6.35	35,863	552	3.08
Home equity	33,744	1,223	7.25	39,147	655	3.35
Other	273	14	10.26	271	11	8.12
Total loans	5,342,397	133,748	5.01	5,073,097	85,736	3.38
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	152,538	2,989	3.92	145,696	343	0.47
Total interest-earning assets	6,295,624	146,146	4.64%	6,074,298	93,309	3.07%
Noninterest-earning assets:
Cash and due from banks	9,117			8,591
Allowance for loan and lease losses	(62,310)			(60,311)
Premises and equipment	23,835			22,987
Other assets	86,288			132,266
Total noninterest-earning assets	56,930			103,533
Total assets	$6,352,554			$6,177,831
LIABILITIES:
Interest-bearing deposits:
Checking	$2,701,519	$38,700	2.87%	$2,412,456	$3,568	0.30%
Money markets	955,470	8,726	1.83	1,264,167	1,118	0.18
Savings	133,377	74	0.11	159,826	10	0.01
Certificates of deposit - retail	371,657	4,191	2.26	418,642	1,257	0.60
Subtotal interest-bearing deposits	4,162,023	51,691	2.48	4,255,091	5,953	0.28
Interest-bearing demand - brokered	18,011	333	3.70	85,000	737	1.73
Certificates of deposit - brokered	26,064	401	3.08	33,646	522	3.10
Total interest-bearing deposits	4,206,098	52,425	2.49	4,373,737	7,212	0.33
FHLB advances and borrowings	260,292	6,680	5.13	29,550	74	0.50
Finance lease liabilities	4,339	103	4.75	5,533	132	4.77
Subordinated debt	133,053	3,236	4.86	132,767	2,727	4.11
Total interest-bearing liabilities	4,603,782	62,444	2.71%	4,541,587	10,145	0.45%
Noninterest-bearing liabilities:
Demand deposits	1,104,440			1,004,055
Accrued expenses and other liabilities	93,650			99,565
Total noninterest-bearing liabilities	1,198,090			1,103,620
Shareholders’ equity	550,682			532,624
Total liabilities and shareholders’ equity	$6,352,554			$6,177,831
Net interest income (tax-equivalent basis)		$83,702			$83,164
Net interest spread			1.93%			2.62%
Net interest margin (D)			2.68%			2.76%
Tax equivalent adjustment		$(803)			$(649)
Net interest income		$82,899			$82,515

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended June 30, 2023
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$286	$1,059	$1,345
Loans	2,447	21,478	23,925
Interest-earning deposits	(49)	1,186	1,137
Total interest income	$2,684	$23,723	$26,407
LIABILITIES:
Interest-bearing checking	$27	$19,862	$19,889
Money market	(326)	3,600	3,274
Savings	(13)	53	40
Certificates of deposit - retail	(43)	1,854	1,811
Certificates of deposit - brokered	(55)	(10)	(65)
Interest bearing demand brokered	(940)	701	(239)
Borrowed funds	1,383	3,991	5,374
Capital lease obligation	(13)	(1)	(14)
Subordinated debt	5	229	234
Total interest expense	$25	$30,279	$30,304
Net interest income	$2,659	$(6,556)	$(3,897)

	For the Six Months Ended June 30, 2023
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(299)	$2,478	$2,179
Loans	5,901	42,111	48,012
Interest-earning deposits	17	2,629	2,646
Total interest income	$5,619	$47,218	$52,837
LIABILITIES:
Interest-bearing checking	$376	$34,756	$35,132
Money market	(253)	7,861	7,608
Savings	(5)	69	64
Certificates of deposit - retail	(157)	3,091	2,934
Certificates of deposit - brokered	(116)	(5)	(121)
Interest bearing demand brokered	(851)	447	(404)
Borrowed funds	1,553	5,053	6,606
Capital lease obligation	(28)	(1)	(29)
Subordinated debt	11	498	509
Total interest expense	$530	$51,769	$52,299
Net interest income	$5,089	$(4,551)	$538

Net interest income, on a fully tax-equivalent basis, declined $3.9 million, or 9 percent, for the second quarter of 2023 to $39.3 million from $43.2 million in the same 2022 period. The net interest margin ("NIM") was 2.49 percent and 2.83 percent for the three months ended June 30, 2023 and 2022, respectively, a decrease of 34 basis points quarter over quarter. The Company recorded net interest income, on a fully tax-equivalent basis, of $83.7 million for the six months ended June 30, 2023, reflected an increase of $538,000 from $83.2 million from the same 2022 period. The net interest margin ("NIM") was 2.68 percent and 2.76 percent for the six months ended June 30, 2023 and 2022, respectively, a decrease of 8 basis points year over year. For the three and six months ended June 30, 2023, when compared to 2022 net interest margin has been impacted by a rapid increase in interest expense mostly driven by higher deposit rates during 2023. The ongoing Federal Reserve monetary policy tightening intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit costs at a faster rate than the yields on interest earning assets.

During the first quarter of 2022, the Company executed a balance sheet reposition to benefit future NIM, in which $250.0 million of multifamily loans were purchased, funded by the sale of $125.0 million of lower-yielding, like-duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an earn-back period of less than three years on the loss on sale of securities, with future net interest margin improving by four basis points, and no impact to tangible capital or tangible book value per share.

The increase in the average balance of interest-earning assets when comparing the second quarter of 2023 and 2022 was due to growth of $213.8 million in loans to $5.40 billion from $5.18 billion and growth in investments of $30.0 million, partially offset by a decrease in interest-earning deposits of $22.1 million. For the six months ended June 30, 2023 the average balance of interest-earning assets grew when compared to the same 2022 period primarily due to growth in loans of $269.3 million to $5.34 billion, which was partially offset by a decline of investments of $54.8 million as part of the Company's balance sheet repositioning strategy explained above.

The growth in the average balance of loans for both the three and six months ended June 30, 2023 was driven by growth in commercial loans and residential mortgages. Commercial loans grew by $217.4 million, or 11 percent, to $2.24 billion from $2.02 billion for the quarter ended June 30, 2022. Additionally, residential mortgages grew $43.9 million, or 9 percent, to $557.6 million for the quarter ended June 30, 2023 from $513.7 million for the same 2022 period. These increases were partially offset by a decline in commercial mortgages of $47.9 million to $2.50 billion for the quarter ended June 30, 2023 as compared to $2.55 billion for the quarter ended June 30, 2022. For the six months ended June 30, 2023 commercial loans grew $205.4 million, or 10 percent, to $2.22 billion from $2.02 billion for the same period in 2022. Residential mortgages increased by $32.6 million to $543.7 million and commercial mortgages grew $38.4 million to $2.49 billion for the six months ended June 30, 2023 from $2.45 billion for the six months ended June 30, 2022. The growth in commercial mortgages was in part due to the Company's balance sheet reposition strategy described above.

The average balance of investments increased $30.0 million to $808.3 million for the quarter ended June 30, 2023 as compared to $778.3 million for the same 2022 period. During the six months ended June 30, 2023, the average balance of investments decreased $54.8 million to $800.7 million from $855.5 million for the same 2022 period. The decrease for the six months ended June 30, 2023 was primarily a result of the balance sheet repositioning strategy described above.

For the quarter ended June 30, 2023 and 2022 periods, the average yields earned on interest-earning assets were 4.74 percent and 3.19 percent, respectively, an increase of 155 basis points. The six months ended June 30, 2023 and 2022 periods included average yields earned on interest-earning assets of 4.64 percent and 3.07 percent, respectively, an increase of 157 basis points. The increase in yields on interest-earning assets for the three and six months ended June 30, 2023, was primarily due to the increase in the target Federal Funds rate of 500 basis points. This resulted in increases in the yield on loans of 164 basis points to 5.11 percent, the yield on interest-earning deposits of 155 basis points to 4.09 percent and the yield on investments of 59 basis points to 2.43 percent, when comparing the three months ended June 30, 2023 to the same 2022 period. For the six months ended June 30, 2023 the yield on loans increased 163 basis points to 5.01 percent, yield on interest-earning deposits increased 345 basis points to 3.92 percent, and yield on investments increased 66 basis points to 2.35 percent.

The average yield on total loans increased 164 basis points to 5.11 percent for quarter ended June 30, 2023 when compared to 3.47 percent for the same 2022 period. The average yield on total loans increased 163 basis points to 5.01 percent for the six months ended June 30, 2023 when compared to 3.38 percent for the same 2022 period. The increase for both the three and six months ended June 30, 2023 when compared to the prior periods were driven by an increase in the yield on commercial loans of 251 basis points to 6.33 percent for the three months ended June 30, 2023 and 248 basis points to 6.20 percent for the six months ended June 30, 2023, due to an increase in target Federal Funds rate of 500 basis points since rates started increasing given these loans are typically floating rates with short repricing periods. The yield on commercial mortgages for the quarter ended June 30, 2023 was 4.29 percent, which reflected an increase of 97 basis points when compared to the same 2022 period, while the yield for the six months ended June 30, 2023 was 4.23 percent, which reflected an increase of 102 basis points when compared to the same 2022 period. The increases for both of these periods were primarily driven by the origination of loans with higher yields in the current higher interest rate environment. In addition, at June 30, 2023, 21 percent of our loans repriced within one month; 36 percent within three months and 48 percent within one year.

During the second quarter of 2023 and 2022, the Company recorded a yield on investments of 2.43 percent and 1.84 percent, respectively, an increase of 59 basis points, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded a yield on investments of 2.35 percent and 1.69 percent, respectively, an increase of 66 basis points, respectively. The increase in yield for the three and six months ended June 30, 2023 was due to the Company purchasing higher-yielding investments during the latter half of 2022 and the first half of 2023.

For the quarter ended June 30, 2023, the average balance of interest-bearing liabilities totaled $4.72 billion representing an increase of $158.0 million, or 3 percent, from $4.56 billion for the same 2022 period. The increase for the second quarter of 2023 when compared to same period of 2022 was driven by an increase in borrowings of $410.1 million to $414.0 million at June 30, 2023, partially offset by a decrease of interest-bearing deposits of $251.2 million to $4.17 billion at June 30, 2023. The average balance of interest-bearing liabilities increased $62.2 million to $4.60 billion for the six months ended June 30, 2023 from $4.54 billion for the six months ended June 30, 2022. The increase for the six months ended June 30, 2023 when compared to same period of 2022 was driven by an increase in borrowings of $230.7 million to $260.3 million at June 30, 2023, partially offset by a decrease of interest-bearing deposits of $167.6 million to $4.21 billion at June 30, 2023.

The decrease in the average balance of interest-bearing deposits was primarily due to a decline in the average balance of brokered deposits of $82.3 million to $36.2 million for the second quarter of 2023 when compared to the second quarter of 2022. The six months ended June 30, 2023 had a decrease in the average balance of brokered deposits of $74.6 million to $44.1 million when compared to the same period of 2022. The Company added a short-term brokered CD for $50.0 million in June 2023 to provide additional liquidity and replace deposit run off. Additionally, interest-bearing deposits were affected by a decline in the average balance of money market deposits for the three and six months ended June 30, 2023 when compared to the same 2022 periods of $445.8 million and $308.7 million, respectively. Money market accounts declined in the first half of 2023 due to clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts, and the paydown of higher rate borrowings. The decline in money market and brokered deposits was partially offset by an increase in the average balance of interest-bearing checking accounts of $340.5 million to $2.83 billion during the second quarter of 2023 and $289.1 million to $2.70 billion for first six months of 2023 when compared to the same periods in 2022. The increase in interest-bearing checking was partially due to maturing CDS that shifted into these accounts, demand for FDIC insured products, and stronger consumer demand for higher-yielding accounts.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances were $813.2 million and $660.0 million for quarter ended June 30, 2023 and 2022, respectively. The average balance of reciprocal deposits was $721.2 million and $686.7 million for six months ended June 30, 2023 and 2022, respectively. The additional growth for the three and six months ended June 30, 2023 was directly related to client's desire of the increased level of FDIC insurance offered by these programs.

At June 30, 2023, uninsured deposits were approximately $1.3 billion, or 24 percent of total deposits. This amount was adjusted to exclude $283 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

There was an increase in the average balance of borrowings to $410.1 million for the quarter ended June 30, 2023 to $414.0 million for the quarter ended June 30, 2022. The average balance of borrowings for the six months ended June 30, 2023 increased to $260.3 million compared to the same 2023 period. The increase in borrowings for the three and six months was principally due to the decline in demand deposits as customers continue to seek higher rates or move to alternative investments.

In December 2020, the Company issued $100.0 million of subordinated debt ($98.2 million net of issuance costs) bearing interest at an annual rate of 3.50 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2030 or earlier redemption. In December 2017, the Company issued $35.0 million of subordinated debt ($34.1 million net of issuance costs) bearing interest at an annual rate of 4.75 percent for the first five years, and thereafter at an adjustable rate until maturity in December 2027 or earlier redemption. The December 2017 issuance has re-priced to 7.41 percent commencing in March 2023 through June 2023.

For the quarters ended June 30, 2023 and 2022, the cost of interest-bearing liabilities was 3.04 percent and 0.49 percent, respectively, reflecting an increase of 255 basis points. The cost of interest-bearing liabilities was 2.71 percent and 0.45 percent for the six months ended June 30, 2023 and 2022, respectively reflecting an increase of 226 basis points. The increase for both the three and six months ended June 30, 2023 and 2022 when compared to the 2022 periods was driven by an increase in the average cost of interest-bearing deposits of 239 basis points to 2.77 percent for the second quarter of 2023 and 216 basis points to 2.49 percent for the six months ended June 30, 2023. Additionally, the cost of borrowings increased 417 basis points to 5.20 percent for the second quarter of 2023 when compared to the second quarter of 2022. For the six months ended June 30, 2023 the cost of borrowings increased 463 basis points to 5.13 percent when compared to the same 2022 period. The increase in deposit and borrowing rates is due to the Federal Reserve raising the target Federal Funds rate by 500 basis points since March 2022.

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

At June 30, 2023, the Company had investment securities available for sale with a fair value of $540.5 million compared with $554.6 million at December 31, 2022. A net unrealized loss (net of income tax) of $76.0 million and of $81.0 million were included in shareholders’ equity at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023, the Company had investment securities held to maturity with a carrying cost of $110.4 million and an estimated fair value of $95.5 million compared with a carrying cost of $102.3 million and an estimated fair value of $87.2 million at December 31, 2022.

The Company has one equity security (a CRA investment security) with a fair value of $13.0 million at both June 30, 2023 and December 31, 2022, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $0 and $209,000 for the three and six months ended June 30, 2023, respectively, as compared to an unrealized loss of $475,000 and $1.2 million for the same periods in 2022.

The carrying value of investment securities available for sale and held to maturity as of June 30, 2023 and December 31, 2022 are shown below:

	June 30, 2023		December 31, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,784	$193,129	$244,774	$190,542
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	359,347	312,526	372,471	325,738
SBA pool securities	29,184	24,878	31,934	27,427
State and political subdivisions	1,854	1,848	1,866	1,849
Corporate bond	10,000	8,138	10,000	9,092
Total investment securities available for sale	$645,169	$540,519	$661,045	$554,648
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	35,752	40,000	35,437
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	70,438	59,749	62,291	51,750
Total investment securities held to maturity	$110,438	$95,501	$102,291	$87,187
Total	$755,607	$636,020	$763,336	$641,835

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of June 30, 2023. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$—	$114,104	$79,025	$193,129
	—	—	1.39%	1.79%	1.56%
Mortgage-backed securities-residential (A)	50,183	8,543	18,739	235,061	312,526
	5.88%	2.86%	1.92%	2.51%	2.95%
SBA pool securities	—	—	9,739	15,139	24,878
	—	—	1.93%	1.41%	1.61%
State and political subdivisions (B)	1,848	—	—	—	1,848
	2.19%	—	—	—	2.19%
Corporate bond	—	—	8,138	—	8,138
	—	—	4.81%	—	4.81%
Total investments available for sale	$52,031	$8,543	$150,720	$329,225	$540,519
	5.75%	2.86%	1.67%	2.27%	2.39%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	30,000	10,000	—	40,000
	—	1.47%	1.74%	—	1.54%
Mortgage-backed securities-residential (A)	—	—	—	70,438	70,438
	—	—	—	2.25%	2.25%
Total investments held to maturity	$—	$30,000	$10,000	$70,438	110,438
	—	1.47%	1.74%	2.25%	1.99%
Total	$52,031	$38,543	$160,720	$399,663	$650,957
	5.75%	1.78%	1.68%	2.27%	2.32%

(A)
Shown using stated final maturity.
(B)
Yields presented on a fully tax-equivalent basis using a 21 percent federal tax rate.

Federal funds sold and interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended June 30, 2023 was $142.0 million compared to $164.1 million for the quarter ended June 30, 2022.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Service charges and fees	$1,320	$1,063	$257
Bank owned life insurance	305	310	(5)
Gain on sale of loans (mortgage banking)	15	151	(136)
Gain on sale of SBA loans	838	2,675	(1,837)
Corporate advisory fee income	15	33	(18)
Other income	2,039	860	1,179
Fair value adjustment for CRA equity security	(209)	(475)	266
Total other income (excluding wealth management income)	$4,323	$4,617	$(294)

	For the Six Months Ended June 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Service charges and fees	$2,578	$2,015	$563
Bank owned life insurance	602	623	(21)
Gain on sale of loans (mortgage banking)	36	398	(362)
Gain on sale of SBA loans	1,703	5,519	(3,816)
Corporate advisory fee income	95	1,594	(1,499)
Other income	3,606	2,114	1,492
Loss on securities sale, net	—	(6,609)	6,609
Fair value adjustment for CRA equity security	—	(1,157)	1,157
Total other income (excluding wealth management income)	$8,620	$4,497	$4,123

The Company recorded total other income, excluding wealth management fee income, of $4.3 million for the second quarter of 2023 compared to $4.6 million for the same quarter of 2022 reflecting a decrease of $294,000. The Company recorded total other income, excluding wealth management fee income, of $8.6 million for the six months ended June 30, 2023 compared to $11.1 million for the same period of 2022 (when excluding the $6.6 million loss on sale of securities executed in the six months ended June 30, 2022), reflecting a decrease of $2.5 million.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The June quarter of 2023 included $838,000 of gains on sales of SBA loans, which represents a decrease of $1.8 million, or 69 percent, compared to $2.7 million for the same quarter in 2022. For the six months ended June 30, 2023 the Company recorded a decrease in gain on sales of SBA loans of $3.8 million to $1.7 million as compared to $5.5 million for the same period in 2022. The 2023 periods have been impacted by both market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the second quarter of 2023 of $15,000 compared to $33,000 for the same period ended June 30, 2022. The six months ended June 30, 2023 included $95,000 of Corporate advisory fee income compared to $1.6 million for the six months ended June 30, 2022. The higher amount in the prior year was related to one major corporate advisory/investment banking acquisition transaction closed during the first quarter of 2022.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not consistent from quarter to quarter.

For the second quarter of 2023, income from the sale of newly originated residential mortgage loans was $15,000 compared to $151,000 for the same quarter in 2022. The six months ended June 30, 2023 included, income from the sale of newly originated residential mortgages loans of $36,000 compared to $398,000 for the same 2022 period. The decrease for the three and six months ended June 30, 2023, was the result of the lower volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income for the quarter ended June 30, 2023 and 2022 included unused commercial line fees of $809,000 and $529,000, respectively. Additionally, the Company recorded income by the Equipment Finance Division related to equipment transfers to lessees of $221,000 for the second quarter of 2023 compared to none for the prior period. The six months ended June 30, 2023 and 2022, other income included $1.7 million and $650,000 of unused commercial lines fees, respectively. The Company recorded income by the Equipment Finance Division related to equipment transfers to lessees of $367,000 and $426,000 for the six months ended June 30, 2023 and 2022, respectively.

The Company recorded a $209,000 loss on the fair value adjustment for CRA equity securities in the second quarter of 2023 compared to a loss of $475,000 for the same 2022 period. During the six months ended June 30, 2022 the Company recorded a $1.2 million loss of the fair value adjustment for CRA equity securities.

Other income for the six months ended June 30, 2022, included a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower-yielding securities and replacing them with higher-yielding like duration multifamily loans.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Compensation and employee benefits	$26,354	$21,882	$4,472
Premises and equipment	4,729	4,640	89
FDIC assessment	729	503	226
Other Operating Expenses:
Professional and legal fees	1,179	1,312	(133)
Telephone	362	348	14
Advertising	706	681	25
Amortization of intangible assets	355	389	(34)
Other	3,278	2,904	374
Total operating expenses	$37,692	$32,659	$5,033

	For the Six Months Ended June 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Compensation and employee benefits	$50,940	$44,331	$6,609
Premises and equipment	9,103	9,287	(184)
FDIC assessment	1,440	974	466
Other Operating Expenses:
Professional and legal fees	2,524	2,450	74
Telephone	731	682	49
Advertising	1,102	971	131
Amortization of intangible assets	709	820	(111)
Branch restructure	175	372	(197)
Swap valuation allowance	—	673	(673)
Other	6,542	6,268	274
Total operating expenses	$73,266	$66,828	$6,438

Operating expenses totaled $37.7 million for the three months ended June 30, 2023, compared to $32.7 million for the same 2022 period, reflecting an increase of $5.0 million, or 15 percent. Operating expenses for the six months ended June 30, 2023 increased $6.4 million or 10 percent to $73.3 million from $66.8 million for the same period in 2022. The increased operating expenses for the three and six months ended June 30, 2023 were principally attributable to: increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full-time equivalent employees from 472 at June 30, 2022 to 520 at June 30, 2023; normal annual merit increases, and increased FDIC assessment expense. The three months and six months ended June 30, 2023 also included $1.7 million and $2.0 million, respectively, of expense associated with the recent retirement of certain employees. The six months ended June 30, 2023 included $175,000 of expenses associated with the closure of three retail branch locations compared to $372,000 of expenses associated with the consolidation of private banking offices in the same period of 2022. The six months ended June 30 2023 included $409,000 of restricted stock expense associated with additional shares being granted to executives due to performance measures exceeding peers. The six months ended June 30, 2022 included $1.5 million of severance expense related to certain staff reorganizations within several areas of the Bank and $673,000 of expense attributable to a swap valuation allowance.

PEAPACK PRIVATE: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. Officers from Peapack Private are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey, and at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey and at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware.

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $10.7 billion at June 30, 2023, reflecting an 8 percent increase from $9.9 billion at December 31, 2022 and an increase of 12 percent from $9.5 billion at June 30, 2022. The equity market has generally improved during the second quarter of 2023, contributing to the growth in AUM/AUA.

In the June 2023 quarter, Peapack Private generated $14.3 million in fee income compared to $13.9 million for the June 2022 quarter, reflecting a 3 percent increase. For the six months ended June 30, 2023, Peapack Private generated $28.0 million in fee income compared to $28.7 million in fee income for the same period in 2022, reflecting a 2 percent decrease. The decrease in fee income for the six months ended June 30, 2023 was largely due to the equity and bond markets decline during the second half of 2022.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business and new hires when comparing the three and six months ended June 30, 2023 to the same periods for 2022. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2022	2022
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	34,505	28,659	18,974	15,724	15,078
Other real estate owned	—	116	116	116	116
Total nonperforming assets	$34,505	$28,775	$19,090	$15,840	$15,194

Performing modifications (A)(B)	$248	$248	$—	$—	$—

Performing TDRs (C)(D)	$—	$—	$965	$2,761	$2,272

Loans past due 30 through 89 days and still accruing	$12,881	$2,762	$7,592	$7,248	$3,126

Loans subject to special mention (E)	$53,606	$46,566	$64,842	$82,107	$98,787

Classified loans	$58,655	$58,010	$42,985	$27,507	$27,167

Individually evaluated loans	$33,867	$27,736	$16,732	$13,047	$13,227

Nonperforming loans as a % of total loans (F)	0.63%	0.53%	0.36%	0.30%	0.29%
Nonperforming assets as a % of total assets (F)	0.53%	0.44%	0.30%	0.26%	0.25%
Nonperforming assets as a % of total loans plus other real estate owned (F)	0.63%	0.54%	0.36%	0.31%	0.29%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $777,000 at June 30, 2023.
(C)
Amounts reflect TDRs that are paying according to restructured terms. On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs.
(D)
Amount excludes $13.4 million at December 31, 2022, $12.9 million at September 30, 2022 and $13.5 million at June 30, 2022 of TDRs included in nonaccrual loans.
(E)
The Company had an equipment financing lease with a principal balance of $9.2 million as of June 30, 2023 which was downgraded to nonaccrual status as a result of a bankruptcy filing by the lessee subsequent to June 30, 2023. This lease was classified as special mention as of June 30, 2023 and subsequently downgraded to substandard during the third quarter of 2023. The Company presently believes that the fair value of the collateral will be sufficient to repay the outstanding principal balance but will continue to closely monitor the bankruptcy proceedings to evaluate changes as they occur. No additional allowance for credit losses was applied to this loan as of June 30, 2023.
(F)
Nonperforming loans/assets do not include performing TDRs or modifications.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $1.7 million and $1.4 million for the second quarters of 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, the provision for loan losses was $3.2 million and $3.8 million, respectively. The decreased provision for credit losses for the six months ended June 30, 2023, when compared to the six months ended June 30, 2022, was due principally to weaker loan growth in 2023.

The allowance for credit losses was $62.7 million as of June 30, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was due to the provision for credit losses of $3.1 million offset by net charge-offs of $1.3 million. The allowance for credit losses as a percentage of loans was 1.15 percent at both June 30, 2023 and December 31, 2022. The ACL recorded on individually evaluated loans was $2.4 million at June 30, 2023 compared to $1.5 million as of December 31, 2022. Total individually evaluated loans were $33.9 million and $16.7 million as of June 30, 2023 and December 31, 2022, respectively. The increase in the balance of individually evaluated loans was primarily due to three multifamily relationships totaling $18.9 million that transferred to nonaccrual status during the first six months of 2023. The general component of the allowance increased from $59.3 million at December 31, 2022 to $60.3 million at June 30, 2023.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2023	2023	2022	2022	2022
Allowance for credit losses:
Beginning of period	$62,250	$60,829	$59,683	$59,022	$58,386
Provision for credit losses (A)	1,666	1,464	2,103	665	646
(Charge-offs)/recoveries, net	(1,212)	(43)	(957)	(4)	(10)
End of period	$62,704	$62,250	$60,829	$59,683	$59,022

Allowance for credit losses as a % of total loans	1.15%	1.16%	1.15%	1.15%	1.14%

General allowance for credit losses as a % of total loans	1.11%	1.11%	1.12%	1.10%	1.10%

Allowance for credit losses as a % of non-performing loans	181.72%	217.21%	320.59%	379.57%	391.44%

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. The provision to rollforward the ACL excludes a provision of $30,000 for the three months ended June 30, 2023, a provision of $49,000 for the three months ended March 31, 2023, a credit of $173,000 for the three months ended December 31, 2022, a credit of $66,000 for the three months ended September 30, 2022 and a provision of $803,000 for the three months ended June 30, 2022 related to off-balance sheet commitments.

INCOME TAXES: Income tax expense for the quarter ended June 30, 2023 was $5.0 million as compared to $7.2 million for the same period in 2022. During the six months ended June 30, 2023, the Company recorded income tax expense of $11.6 million compared to $11.5 million for the same period in 2022.

The effective tax rate for the three months ended June 30, 2023 was 27.41 percent compared to 26.35 percent for the same quarter in 2022. The effective tax rate for the six months ended June 30, 2023 was 26.84 percent compared to 25.60 percent for the same 2022 period.

The six months ended June 30, 2023 and 2022 both benefitted from the vesting of restricted stock at prices higher than grant prices. The six months ended June 30, 2023 included additional expense associated with recent legislation that changed the nexus standard for New York City business tax.

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

Capital increased as a result of net income of $31.5 million for the six months ended June 30, 2023 and a net gain in accumulated other comprehensive income of $6.2 million ($4.9 million gain related to the available for sale portfolio and a $1.3 million gain on cash flow hedges), which was partially offset by the purchase of shares through the Company’s stock repurchase program. The Company repurchased 267,014 shares, at an average price of $28.34, for a total cost of $7.6 million during the six months ended June 30, 2023.

The Company employs quarterly capital stress testing by modelling adverse case and severely adverse case scenarios. In the most recent completed stress test based on March 31, 2023 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period. With a pandemic stress overlay, the Bank still remains well capitalized over the two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2023 and December 31, 2022, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.80 percent at June 30, 2023.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023:
Total capital (to risk-weighted assets)	$759,935	14.93%	$508,872	10.00%	$407,097	8.00%	$534,315	10.50%

Tier I capital (to risk-weighted assets)	696,399	13.69	407,097	8.00	305,323	6.00	432,541	8.50

Common equity tier I (to risk-weighted assets)	696,381	13.68	330,767	6.50	228,992	4.50	356,210	7.00

Tier I capital (to average assets)	696,399	10.80	322,380	5.00	257,904	4.00	257,904	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital (to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I (to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital (to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022:
Total capital (to risk-weighted assets)	$773,808	15.20%	N/A	N/A	$407,400	8.00%	$534,712	10.50%

Tier I capital (to risk-weighted assets)	584,140	11.47	N/A	N/A	305,550	6.00	432,862	8.50

Common equity tier I (to risk-weighted assets)	584,122	11.47	N/A	N/A	229,162	4.50	356,475	7.00

Tier I capital (to average assets)	584,140	9.06	N/A	N/A	258,019	4.00	258,019	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$754,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital (to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I (to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital (to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended June 30, 2023 were purchased in the open market.

On June 22, 2023, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 24, 2023 to shareholders of record on August 10, 2023.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $171.6 million at June 30, 2023. In addition, the Company had $540.5 million in securities designated as available for sale at June 30, 2023. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $441.3 million and $100.1 million as of June 30, 2023, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of June 30, 2023, the Company had approximately $2.8 billion of external borrowing capacity available, which hen combined with balance sheet liquidity provided the Company with 283 percent coverage of our uninsured deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at June 30, 2023. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of June 30, 2023, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at June 30, 2023.

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
•
Maintain adequate levels of capital; and

•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of June 30, 2023.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2023, $585.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2023. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2023.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2023, net interest income would decrease approximately 2.8 percent for year 1 and 0.5 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at June 30, 2023, net interest income would increase approximately 2.0 percent for year 1 and decrease 0.5 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2023, net interest income for year 1 would decrease approximately 4.6 percent, when compared to a flat interest rate scenario. In year 2 net interest income would decrease 0.4 percent, when compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point decrease in market rates at June 30, 2023, net interest income for year 1 would increase approximately 3.0 percent, when compared to a flat interest rate scenario. In year 2 net interest income would decrease 2.4 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of June 30, 2023 and that net interest income would improve in a falling rate environment, but decline in a rising rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2023.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$628,353	$(86,051)	(12.05)%	10.59%	(90)
+100	668,067	(46,337)	(6.49)	11.01	(48)
Flat interest rates	714,404	—	—	11.49	—
-100	786,260	71,856	10.06	12.29	80
-200	796,459	82,055	11.49	12.22	73

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There is no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchaes of Equity Securities

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
April 1, 2023 -
April 30, 2023	—	—	$—	850,000
May 1, 2023 -
May 31, 2023	184,000	1,913	26.44	666,000
June 1, 2023 -
June 30, 2023	—	30,083	27.54	666,000
Total	184,000	31,996	$26.99

(A) Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.

(B) On January 27, 2022, the Company's Board of Directors approved a plan to repurchase up to 920,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through March 31, 2023. On January 26, 2023, the Company’s Board of Directors approved a plan to repurchase up to 890,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through December 31, 2024. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements and alternative uses of capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

During the three months ended June 30, 2023, none of the Company's directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of SEC Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as such term is defined in Item 408 of SEC Regulation S-K).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2023	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2023	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

DATE: August 8, 2023	By:	/s/ Francesco S. Rossi
Francesco S. Rossi
Chief Accounting Officer
(Principal Accounting Officer)