Form 10-Q
period 2023-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2023-11-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2023

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

Number of shares of Common Stock outstanding as of November 1, 2023: 17,818,529

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$7,400	$5,937
Federal funds sold	—	—
Interest-earning deposits	180,469	184,138
Total cash and cash equivalents	187,869	190,075
Securities available for sale	521,005	554,648
Securities held to maturity (fair value $91,201 at September 30, 2023 and $87,187 at December 31, 2022)	108,940	102,291
CRA equity security, at fair value	12,581	12,985
FHLB and FRB stock, at cost (A)	34,158	30,672
Loans held for sale, at lower of cost or fair value	6,716	15,626
Loans	5,486,721	5,285,246
Less: allowance for credit losses	68,592	60,829
Net loans	5,418,129	5,224,417
Premises and equipment	23,969	23,831
Other real estate owned	—	116
Accrued interest receivable	22,889	25,157
Bank owned life insurance	47,509	47,147
Goodwill	36,212	36,212
Other intangible assets	10,074	11,121
Finance lease right-of-use assets	2,274	2,835
Operating lease right-of-use assets	12,800	12,873
Deferred tax assets, net	3,021	—
Other assets	73,435	63,587
TOTAL ASSETS	$6,521,581	$6,353,593
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$947,405	$1,246,066
Interest-bearing deposits:
Checking	2,871,359	2,143,611
Savings	117,905	157,338
Money market accounts	761,833	1,228,234
Certificates of deposit - retail	422,291	318,573
Certificates of deposit - listing service	9,103	25,358
Subtotal deposits	5,129,896	5,119,180
Interest-bearing demand - brokered	10,000	60,000
Certificates of deposit - brokered	119,463	25,984
Total deposits	5,259,359	5,205,164
Short-term borrowings	470,576	379,530
Finance lease liabilities	3,752	4,696
Operating lease liabilities	13,595	13,704
Subordinated debt, net	133,203	132,987
Deferred tax liabilities, net	—	15,432
Accrued expenses and other liabilities	82,140	69,100
TOTAL LIABILITIES	5,962,625	5,820,613
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,377,835 at September 30, 2023 and 21,007,350 at December 31, 2022; outstanding shares, 17,816,922 at September 30, 2023 and 17,813,451 at December 31, 2022)	17,821	17,513
Surplus	344,609	338,706
Treasury stock at cost (3,560,913 shares at September 30, 2023 and 3,193,899 shares at December 31, 2022)	(108,208)	(97,826)
Retained earnings	386,387	348,798
Accumulated other comprehensive loss, net of income tax	(81,653)	(74,211)
TOTAL SHAREHOLDERS’ EQUITY	558,956	532,980
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,521,581	$6,353,593

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$71,846	$50,978	$204,808	$136,091
Interest on investments:
Taxable	5,170	2,853	14,541	9,995
Tax-exempt	5	13	22	52
Interest on loans held for sale	5	7	9	30
Interest on interest-earning deposits	1,463	1,162	4,452	1,505
Total interest income	78,489	55,013	223,832	147,673
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	28,851	6,689	76,351	11,385
Interest on certificates of deposit	3,459	791	7,650	2,048
Interest on borrowed funds	6,569	29	13,249	103
Interest on finance lease liability	46	61	149	193
Interest on subordinated debt	1,730	1,363	4,966	4,090
Subtotal - interest expense	40,655	8,933	102,365	17,819
Interest on interest-bearing demand - brokered	136	345	469	1,082
Interest on certificates of deposits - brokered	1,183	210	1,584	732
Total interest expense	41,974	9,488	104,418	19,633
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	36,515	45,525	119,414	128,040
Provision for credit losses	5,856	599	9,065	4,423
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	30,659	44,926	110,349	123,617
OTHER INCOME
Wealth management fee income	13,975	12,943	41,989	41,668
Service charges and fees	1,319	1,060	3,897	3,075
Bank owned life insurance	310	299	912	922
Gain on loans held for sale at fair value (mortgage banking)	37	60	73	458
Gain on sale of SBA loans	491	622	2,194	6,141
Corporate advisory fee income	85	102	180	1,696
Other income	3,541	1,868	7,147	3,982
Loss on securities sale, net	—	—	—	(6,609)
Fair value adjustment for CRA equity security	(404)	(571)	(404)	(1,728)
Total other income	19,354	16,383	55,988	49,605
OPERATING EXPENSES
Compensation and employee benefits	25,264	22,656	76,204	66,987
Premises and equipment	5,214	4,534	14,317	13,821
FDIC insurance expense	741	510	2,181	1,484
Swap valuation allowance	—	—	—	673
Other operating expense	6,194	5,860	17,977	17,423
Total operating expenses	37,413	33,560	110,679	100,388
INCOME BEFORE INCOME TAX EXPENSE	12,600	27,749	55,658	72,834
Income tax expense	3,845	7,623	15,403	19,167
NET INCOME	$8,755	$20,126	$40,255	$53,667

EARNINGS PER SHARE
Basic	$0.49	$1.11	$2.25	$2.94
Diluted	$0.49	$1.09	$2.23	$2.88
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,856,961	18,072,385	17,876,316	18,244,691
Diluted	18,010,127	18,420,661	18,091,524	18,652,042

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$8,755	$20,126	$40,255	$53,667
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(20,629)	(30,983)	(18,882)	(102,257)
Reclassification adjustment for amounts included in net income	—	—	—	6,609

	(20,629)	(30,983)	(18,882)	(95,648)

Tax effect	5,642	7,420	8,820	22,892
Net of tax	(14,987)	(23,563)	(10,062)	(72,756)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	1,861	10,048	3,904	13,999
Reclassification adjustment for amounts included in net income	—	(58)	(84)	(58)
	1,861	9,990	3,820	13,941

Tax effect	(530)	(2,683)	(1,200)	(3,794)
Net of tax	1,331	7,307	2,620	10,147

Total other comprehensive income/(loss)	(13,656)	(16,256)	(7,442)	(62,609)

Total comprehensive income/(loss)	$(4,901)	$3,870	$32,813	$(8,942)

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2023 and September 30, 2022

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069
Net income	—	—	—	—	8,755	—	8,755
Comprehensive loss	—	—	—	—	—	(13,656)	(13,656)
Restricted stock units issued, 1,495 shares	—	(1)	(67)	—	—	—	(68)
Restricted stock units repurchased on vesting to pay taxes, (515) shares	—	1	53	—	—	—	54
Amortization of restricted stock units	—	—	2,269	—	—	—	2,269
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(893)	—	(893)
Share repurchase, (100,000) shares	—	—	—	(2,815)	—	—	(2,815)
Issuance of shares for Employee Stock Purchase Plan, 8,850 shares	—	8	233	—	—	—	241
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at September 30, 2023 17,816,922 common shares outstanding	$—	$17,821	$344,609	$(108,208)	$386,387	$(81,653)	$558,956

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2022 18,190,009 common shares outstanding	$—	$17,466	$334,411	$(82,725)	$309,899	$(58,727)	$520,324
Net income	—	—	—	—	20,126	—	20,126
Comprehensive loss	—	—	—	—	—	(16,256)	(16,256)
Amortization of restricted stock units	—	—	1,909	—	—	—	1,909
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(909)	—	(909)
Share repurchase, (290,399) shares	—	—	—	(9,912)	—	—	(9,912)
Common stock options exercised, 300 shares	—	—	4	—	—	—	4
Issuance of shares for Employee Stock Purchase Plan, 6,441 shares	—	6	222	—	—	—	228
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at September 30, 2022 17,920,571 common shares outstanding	$—	$17,484	$336,534	$(92,637)	$329,116	$(74,983)	$515,514

Nine Months Ended September 30, 2023 and September 30, 2022

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	40,255	—	40,255
Comprehensive loss	—	—	—	—	—	(7,442)	(7,442)
Restricted stock units issued, 429,909 shares	—	358	(358)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (106,452) shares	—	(89)	(3,115)	—	—	—	(3,204)
Amortization of restricted stock units	—	—	8,578	—	—	—	8,578
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,666)	—	(2,666)
Share repurchase, (367,014) shares	—	—	—	(10,382)	—	—	(10,382)
Common stock options exercised, 1,400 net of 60 used to exercise and related taxes benefits, 1,340 shares	—	1	18	—	—	—	19
Issuance of shares for Employee Stock Purchase Plan, 26,491 shares	—	22	796	—	—	—	818
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at September 30, 2023 17,816,922 common shares outstanding	$—	$17,821	$344,609	$(108,208)	$386,387	$(81,653)	$558,956

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2022 18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	$—	$17,220	$332,358	$(65,104)	$278,197	$(12,374)	$550,297
Net income	—	—	—	—	53,667	—	53,667
Comprehensive loss	—	—	—	—	—	(62,609)	(62,609)
Restricted stock units issued, 325,607 shares	—	270	(270)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (74,445) shares	—	(62)	(2,639)	—	—	—	(2,701)
Amortization of restricted stock units	—	—	6,300	—	—	—	6,300
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,748)	—	(2,748)
Share repurchase, (790,277) shares	—	—	—	(27,533)	—	—	(27,533)
Common stock options exercised, 9,660 shares	—	8	118	—	—	—	126
Exercise of warrants 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 20,369 shares	—	18	697	—	—	—	715
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at September 30, 2022 17,920,571 common shares outstanding	$—	$17,484	$336,534	$(92,637)	$329,116	$(74,983)	$515,514

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES:
Net income	$40,255	$53,667
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,720	2,554
Amortization of premium and accretion of discount on securities, net	458	2,331
Amortization of restricted stock	8,578	6,300
Amortization of intangible assets	1,048	1,204
Amortization of subordinated debt costs	216	215
Provision for credit losses	9,065	4,423
Swap valuation allowance	—	673
Deferred tax benefit	(10,717)	(5,907)
Stock-based compensation and employee stock purchase plan expense	140	114
Fair value adjustment for equity security	404	1,728
Loss on securities available for sale	—	6,609
Loans originated for sale (A)	(24,786)	(58,409)
Proceeds from sales of loans held for sale (A)	35,963	85,663
Gain on loans held for sale (A)	(2,267)	(6,599)
Loss on disposal of fixed assets	6	—
Increase in cash surrender value of life insurance, net	(362)	(409)
Decrease in accrued interest receivable	2,268	3,773
(Increase)/decrease in other assets	(1,019)	3,952
Increase in accrued expenses and other liabilities	6,794	3,709
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,764	105,591
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	476,363	305,337
Principal repayments, maturities and calls of securities held to maturity	3,638	5,046
Redemptions of FHLB and FRB stock	83,385	26,567
Proceeds from sales of securities available for sale	—	118,972
Purchase of securities held to maturity	(10,347)	—
Purchase of securities available for sale	(462,000)	(229,941)
Purchase of FHLB and FRB stock	(86,871)	(28,603)
Net increase in loans, net of participations sold	(202,777)	(372,026)
Proceeds from sales of other real estate	116	—
Purchase of premises and equipment	(2,297)	(2,730)
Disposal of premises and equipment	(6)	—
NET CASH USED IN INVESTING ACTIVITIES	(200,796)	(177,378)
FINANCING ACTIVITIES:
Net increase in deposits	54,195	33,035
Net increase in short-term borrowings	91,046	32,369
Dividends paid on common stock	(2,666)	(2,748)
Exercise of stock options, net of stock swaps	19	126
Restricted stock repurchased on vesting to pay taxes	(3,273)	(2,701)
Issuance of restricted stock	69	—
Issuance of shares for employee stock purchase plan	818	715
Shares repurchased	(10,382)	(27,533)
NET CASH PROVIDED BY FINANCING ACTIVITIES	129,826	33,263
Net decrease in cash and cash equivalents	(2,206)	(38,524)
Cash and cash equivalents at beginning of period	190,075	146,804
Cash and cash equivalents at end of period	$187,869	$108,280
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$97,583	$17,155
Income tax, net	9,668	16,311
Transfer of loans to other real estate owned	—	116

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2023, and the results of operations, comprehensive income/(loss), changes in shareholders’ equity for the three and nine months ended September 30, 2023 and 2022 and cash flow statements for the nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Adoption of New Accounting Standards: On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet commitments. Results for reporting periods beginning after January 1, 2022 are presented under ASC 326 while prior period amounts continue to be reported in accordance with the incurred loss model previously applicable under GAAP. The Company recorded a net increase to retained earnings of $3.9 million as of January 1, 2022, for the cumulative effect of adopting ASC 326. The transition adjustment includes a $5.5 million reduction to our allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology places significantly less reliance on qualitative factors as it uses economic factors and historical losses over a full economic cycle and calculates losses based on discounted cash flows on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

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

Peapack Private includes: investment management services for individuals and institutions; trust services - including serving as executor, trustee, administrator or custodian; and other tax, financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on either a fixed or tiered fee schedule, based upon the market value of assets under management and/or administration (“AUMs”). Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held-to-maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors and then, recognize a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $166.8 million and $152.2 million as of September 30, 2023 and December 31, 2022, respectively. SBA loans held for sale totaled $7.2 million and $17.2 million at September 30, 2023 and December 31, 2022, respectively.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including individually evaluated loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days unless the asset is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer closed-end loans are generally charged off after they become 120 days past due and open-end loans after 180 days. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate in New Jersey, New York and Pennsylvania.

Allowance for Credit Losses: On January 1, 2022, the Company adopted ASU 2016-13, Topic 326, which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. CECL requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts.

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

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of general allowance is determined by portfolio segment using a non-linear discounted cash flow (“DCF”) model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates and national consumer price and confidence indices. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. The ACL results in two forms of allocations, specific and general. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

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

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective in nature including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and may change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

Owner-Occupied Commercial Real Estate Loans. The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are mixed use as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments or office suites on the upper floors. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered “mixed use”. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Asset risk in PCC’s portfolio is generally recognized through changes to loan income, or through changes to lease-related income streams due to fluctuations in lease rates. Changes to lease income can occur when the existing lease contract expires, the asset comes off lease or the business seeks to enter a new lease agreement. Asset risk may also change through depreciation, resulting from changes in the residual value of the operating lease asset or through impairment of the asset carrying value, which can occur at any time during the life of the asset.

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry-related conditions. Credit losses can impact multiple parts of the income statement including loss of interest/lease/rental income and/or higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets.

Construction. The Bank provides commercial construction loans for properties located in the Tri-state area. Risks common to commercial construction loans are cost overruns, inaccurate estimates of the period of construction, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

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

Prior to January 1, 2023, a troubled debt restructuring (“TDR”) was a modified loan with concessions made by the lender to a borrower who is experiencing financial difficulty. TDRs were impaired and generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR was considered to be a collateral dependent loan, the loan was reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently defaulted, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

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

Stock-Based Compensation: The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the stock option plans approved in 2006 and 2012; however, options granted under these plans are still included in the amounts below.

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

Changes in options outstanding during the nine months ended September 30, 2023 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2023	6,800	$16.53
Exercised during 2023	(1,400)	15.03
Expired during 2023	(2,600)	14.85
Forfeited during 2023	(200)	17.14
Balance, September 30, 2023	2,600	$18.98	0.32 years	$17
Vested and expected to vest	2,600	$18.98	0.32 years	$17
Exercisable at September 30, 2023	2,600	$18.98	0.32 years	$17

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the third quarter of 2023 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on September 30, 2023 was $25.65.

There were no stock options granted during the three or nine months ended September 30, 2023.

As of September 30, 2023, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2023 and 2022. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted during the third quarter of 2023.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted in the third quarter of 2023.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	233,556	$23.77
Granted during 2023	126,821	26.81
Vested during 2023	(177,072)	16.93
Forfeited during 2023	(247)	13.44
Balance, September 30, 2023	183,058	$32.50

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	621,170	$27.50
Granted during 2023	271,387	30.94
Vested during 2023	(252,837)	26.07
Forfeited during 2023	(6,778)	29.27
Balance, September 30, 2023	632,942	$29.53

As of September 30, 2023, there was $17.2 million of total unrecognized compensation cost related to service-based and performance-based units. That cost is expected to be recognized over a weighted average period of 1.26 years. Stock compensation expense recorded for the third quarters of 2023 and 2022 totaled $2.3 million and $2.1 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2023 and 2022 totaled $8.6 million and $5.7 million, respectively.

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

The Company recorded $34,000 and $37,000 of expense in salaries and employee benefits expense for the three months ended September 30, 2023 and 2022, respectively, related to the ESPP. Total shares issued under the ESPP during the third quarter of 2023 and 2022 were 8,850 and 6,441, respectively.

The Company recorded $140,000 and $114,000 of expense in salaries and employee benefits expense for the nine months ended September 30, 2023 and 2022, respectively related to the ESPP. Total shares issued under the ESPP during the nine months ended September 30, 2023 and 2022 were 26,491 and 20,369, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2023	2022	2023	2022
Net income available to common shareholders	$8,755	$20,126	$40,255	$53,667

Basic weighted average shares outstanding	17,856,961	18,072,385	17,876,316	18,244,691
Plus: common stock equivalents	153,166	348,276	215,208	407,351
Diluted weighted average shares outstanding	18,010,127	18,420,661	18,091,524	18,652,042
Net income per share
Basic	$0.49	$1.11	$2.25	$2.94
Diluted	0.49	1.09	2.23	2.88

For the three months ended September 30, 2023 and 2022, restricted stock units totaling 235,902 and 112,241, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2023 and 2022, restricted stock units totaling 416,712 and 296,687, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of any net assets acquired and liabilities assumed as of the date of acquisition in a purchase business combination. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. Goodwill was primarily attributable to the Bank’s wealth management acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of September 30, 2023 and December 31, 2022 follows:

	September 30, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,789	$—	$(61,374)	$—	$183,415
Mortgage-backed securities–residential	362,595	9	(57,552)	—	305,052
SBA pool securities	28,250	—	(4,516)	—	23,734
State and political subdivisions	650	—	(1)	—	649
Corporate bond	10,000	—	(1,845)	—	8,155
Total securities available for sale	$646,284	$9	$(125,288)	$—	$521,005
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,790)	$—	$35,210
Mortgage-backed securities–residential	68,940	—	(12,949)	—	55,991
Total securities held to maturity	$108,940	$—	$(17,739)	$—	$91,201

	December 31, 2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,774	$—	$(54,232)	$—	$190,542
Mortgage-backed securities–residential	372,471	27	(46,760)	—	325,738
SBA pool securities	31,934	1	(4,508)	—	27,427
State and political subdivisions	1,866	—	(17)	—	1,849
Corporate bond	10,000	—	(908)	—	9,092
Total securities available for sale	$661,045	$28	$(106,425)	$—	$554,648
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,563)	$—	$35,437
Mortgage-backed securities–residential	62,291	—	(10,541)	—	51,750
Total securities held to maturity	$102,291	$—	$(15,104)	$—	$87,187

The following table presents a summary of the gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the nine months ended September 30, 2023 and 2022:

(In thousands)	Sept 30, 2023	Sept 30, 2022
Proceeds from sales	$—	$118,972
Gross gains	—	3
Gross losses	—	(6,612)
Net tax benefit	—	1,581

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2023 and December 31, 2022.

	September 30, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$183,415	$(61,374)	$183,415	$(61,374)
Mortgage-backed securities residential	50,612	(3,313)	202,581	(54,239)	253,193	(57,552)
SBA pool securities	443	(1)	22,932	(4,515)	23,375	(4,516)
State and political subdivisions	—	—	649	(1)	649	(1)
Corporate bond	—	—	8,155	(1,845)	8,155	(1,845)
Total securities available for sale	$51,055	$(3,314)	$417,732	$(121,974)	$468,787	$(125,288)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$35,210	$(4,790)	$35,210	$(4,790)
Mortgage-backed securities residential	9,318	(573)	46,673	(12,376)	55,991	(12,949)
Total securities held to maturity	$9,318	$(573)	$81,883	$(17,166)	$91,201	$(17,739)
Total securities	$60,373	$(3,887)	$499,615	$(139,140)	$559,988	$(143,027)

	December 31, 2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$190,542	$(54,232)	$190,542	$(54,232)
Mortgage-backed securities residential	82,907	(4,082)	174,557	(42,678)	257,464	(46,760)
SBA pool securities	3,377	(332)	23,256	(4,176)	26,633	(4,508)
State and political subdivisions	1,579	(17)	—	—	1,579	(17)
Corporate bond	9,092	(908)	—	—	9,092	(908)
Total securities available for sale	$96,955	$(5,339)	$388,355	$(101,086)	$485,310	$(106,425)
Securities Held to Maturity:
U.S. government-sponsored agencies	$13,174	$(1,826)	$22,263	$(2,737)	$35,437	$(4,563)
Mortgage-backed securities residential	15,635	(3,585)	36,115	(6,956)	51,750	(10,541)
Total securities held to maturity	$28,809	$(5,411)	$58,378	$(9,693)	$87,187	$(15,104)
Total securities	$125,764	$(10,750)	$446,733	$(110,779)	$572,497	$(121,529)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2023. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded at September 30, 2023.

The Company has an investment in a CRA investment fund with a fair value of $12.6 million at September 30, 2023. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $404,000 for the three months and nine months ended September 30, 2023. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2023 and December 31, 2022, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Residential mortgage	$585,295	10.67%	$525,756	9.95%
Multifamily mortgage	1,871,853	34.11	1,863,915	35.27
Commercial mortgage	622,469	11.34	624,625	11.82
Commercial loans (including equipment financing)	2,300,398	41.93	2,194,094	41.51
Commercial construction	14,803	0.27	4,042	0.07
Home equity lines of credit	34,411	0.63	34,496	0.65
Consumer loans, including fixed rate home equity loans	57,227	1.04	38,014	0.72
Other loans	265	0.01	304	0.01
Total loans	$5,486,721	100.00%	$5,285,246	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of September 30, 2023 and December 31, 2022 are based on the CECL methodology:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2023	Loans	2022	Loans
Primary residential mortgage	$585,753	10.68%	$527,784	9.99%
Junior lien loan on residence	38,084	0.69	38,265	0.73
Multifamily property	1,871,853	34.14	1,863,915	35.29
Owner-occupied commercial real estate	259,304	4.73	272,009	5.15
Investment commercial real estate	1,050,295	19.15	1,044,125	19.77
Commercial and industrial	1,333,811	24.33	1,194,662	22.62
Lease financing	262,684	4.79	288,566	5.46
Construction	21,328	0.39	9,936	0.19
Consumer and other	60,048	1.10	42,319	0.80
Total loans	5,483,160	100.00%	5,281,581	100.00%
Net deferred costs	3,561		3,665
Total loans including net deferred costs	$5,486,721		$5,285,246

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of September 30, 2023 and December 31, 2022:

	September 30, 2023
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$982	$—
Multifamily property	18,868	—
Investment commercial real estate	9,903	—
Commercial and industrial	30,810	—
Lease financing	10,246	—
Total	$70,809	$—

	December 31, 2022
		Loans Past Due
		90 Days or Over
		And Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,339	$—
Investment commercial real estate	11,208	—
Commercial and industrial	3,662	—
Lease financing	1,765	—
Total	$18,974	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2023 and December 31, 2022 by class of loans, excluding nonaccrual loans:

	September 30, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,951	$—	$—	$2,951
Junior lien loan on residence	124	—	—	124
Commercial and industrial	5,028	339	—	5,367
Lease financing	72	1,243	—	1,315
Consumer and other	21	2	—	23
Total	$8,196	$1,584	$—	$9,780

	December 31, 2022
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,145	$—	$—	$1,145
Multifamily property	882	—	—	882
Commercial and industrial	4,884	681	—	5,565
Total	$6,911	$681	$—	$7,592

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

With the adoption of CECL, loans that are in the process of or expected to be in foreclosure are deemed to be collateral dependent with respect to measuring potential loss and allowance adequacy and are individually evaluated by Management. Loans that do not share common risk characteristics are also evaluated on an individual basis. All other loans are evaluated using a non-linear discounted cash flow methodology for measuring potential loss and allowance adequacy.
The following is a summary of the credit risk profile of loans by internally assigned grade as of September 30, 2023 and December 31, 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of September 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$89,404	$115,622	$81,648	$60,337	$35,856	$200,129	$—	$682	$583,678
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	481	954	640	—	—	2,075
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	89,404	115,622	81,648	60,818	36,810	200,769	—	682	585,753
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	614	1,441	146	31	565	877	27,538	6,809	38,021
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	63	—	63
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	614	1,441	146	31	565	877	27,601	6,809	38,084
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	46,423	479,017	655,955	120,588	212,127	318,990	7,892	—	1,840,992
Special mention	—	—	—	—	—	1,662	—	—	1,662
Substandard	—	1,572	9,715	—	10,385	7,527	—	—	29,199
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	46,423	480,589	665,670	120,588	222,512	328,179	7,892	—	1,871,853
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

	Grade as of September 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Owner-occupied commercial real estate:
Pass	4,359	23,721	39,796	20,273	11,882	128,380	18,407	10,805	257,623
Special mention	—	—	1,205	—	—	—	476	—	1,681
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,359	23,721	41,001	20,273	11,882	128,380	18,883	10,805	259,304
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	98,211	174,684	152,680	58,153	143,704	319,715	24,335	30,409	1,001,891
Special mention	—	—	—	—	22,074	13,025	—	—	35,099
Substandard	—	9,903	—	—	3,402	—	—	—	13,305
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	98,211	184,587	152,680	58,153	169,180	332,740	24,335	30,409	1,050,295
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	198,769	251,376	200,681	49,834	54,381	19,177	488,724	29,334	1,292,276
Special mention	—	—	—	—	1,166	190	—	202	1,558
Substandard	1,212	21,443	1,594	1,872	1,036	2,530	8,082	2,208	39,977
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	199,981	272,819	202,275	51,706	56,583	21,897	496,806	31,744	1,333,811
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	30,711	44,207	63,984	42,596	36,267	21,344	—	—	239,109
Special mention	1,243	9,980	540	—	1,441	124	—	—	13,328
Substandard	—	7,839	—	—	1,110	1,298	—	—	10,247
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	31,954	62,026	64,524	42,596	38,818	22,766	—	—	262,684
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	1,393	—	15,972	3,963	21,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	1,393	—	15,972	3,963	21,328
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	—	—	318	164	—	4,708	50,103	4,755	60,048
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	—	318	164	—	4,708	50,103	4,755	60,048
Current period gross charge-offs	—	—	—	—	—	—	118	—	118

	Grade as of September 30, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Total:
Pass	468,491	1,090,068	1,195,208	351,976	496,175	1,013,320	632,971	86,757	5,334,966
Special mention	1,243	9,980	1,745	—	24,681	15,001	476	202	53,328
Substandard	1,212	40,757	11,309	2,353	16,887	11,995	8,145	2,208	94,866
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$470,946	$1,140,805	$1,208,262	$354,329	$537,743	$1,040,316	$641,592	$89,167	$5,483,160
Total Current Period Gross Charge-offs	$—	$1,199	$—	$—	$—	$—	$118	$—	$1,317

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$118,864	$87,312	$62,540	$37,902	$27,209	$190,834	$—	$691	$525,352
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	547	1,044	141	700	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	118,864	87,312	63,087	38,946	27,350	191,534	—	691	527,784

Junior lien loan on residence:
Pass	1,631	177	42	639	326	953	33,996	—	37,764
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,631	177	42	639	326	953	34,497	—	38,265

Multifamily property:
Pass	488,657	678,507	118,220	224,129	33,884	305,628	1,246	1,425	1,851,696
Special mention	—	—	—	—	—	1,696	—	—	1,696
Substandard	—	—	—	2,846	—	7,677	—	—	10,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	488,657	678,507	118,220	226,975	33,884	315,001	1,246	1,425	1,863,915

Owner-occupied commercial real estate:
Pass	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009

Investment commercial real estate:
Pass	189,829	154,715	59,444	155,995	93,330	305,219	6,590	23,487	988,609
Special mention	—	—	—	13,015	—	13,309	—	14,507	40,831
Substandard	11,208	—	—	3,477	—	—	—	—	14,685
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	201,037	154,715	59,444	172,487	93,330	318,528	6,590	37,994	1,044,125

Commercial and industrial:
Pass	421,072	217,887	76,307	80,359	26,792	5,559	303,526	29,750	1,161,252
Special mention	14,405	—	826	—	193	—	258	—	15,682
Substandard	1,553	1,892	2,148	3,894	277	71	7,893	—	17,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	437,030	219,779	79,281	84,253	27,262	5,630	311,677	29,750	1,194,662

Lease financing:
Pass	73,155	71,925	58,262	48,942	24,408	8,125	—	—	284,817
Special mention	1,984	—	—	—	—	—	—	—	1,984
Substandard	—	—	—	1,765	—	—	—	—	1,765
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	75,139	71,925	58,262	50,707	24,408	8,125	—	—	288,566

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Construction:
Pass	—	—	—	1,439	—	—	4,064	4,433	9,936
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,439	—	—	4,064	4,433	9,936

Consumer and other loans:
Pass	—	381	194	—	—	5,753	31,287	4,704	42,319
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	381	194	—	—	5,753	31,287	4,704	42,319

Total:
Pass	1,318,523	1,254,820	395,688	561,649	228,371	948,308	381,317	85,078	5,173,754
Special mention	16,389	—	826	13,015	193	15,005	258	14,507	60,193
Substandard	12,761	1,892	2,695	13,026	418	8,448	8,394	—	47,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,347,673	$1,256,712	$399,209	$587,690	$228,982	$971,761	$389,969	$99,585	$5,281,581

At September 30, 2023, $70.0 million of substandard loans were individually evaluated, compared to $14.7 million at December 31, 2022. The increase in individually evaluated substandard loans was primarily due to three multifamily loans with a balance of $18.9 million and two equipment financing relationships with a balance of $33.4 million that were graded as substandard during the first nine months of 2023.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The following tables provides information related to the modifications during the nine months ended September 30, 2023 by pool segment and type of concession granted:

	Interest Only Period Extension
	Nine Months Ended September 30, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$248	0.02%
Total	$248	0.02%

	Interest Rate Reduction
	Nine Months Ended September 30, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$3,077	0.23%
Total	$3,077	0.23%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through September 30, 2023:

	Payment Status at September 30, 2023
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$248	$—	$3,077
Total	$248	$—	$3,077

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2023:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Nine Months Ended September 30, 2023
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

The Company had allocated $2.4 million of specific reserves on TDRs as of September 30, 2022. There were no unfunded commitments to lend additional amounts to customers with outstanding loans that are classified as TDRs.

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $20.3 million at September 30, 2023 and $22.8 million at December 31, 2022.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of September 30, 2023 and December 31, 2022. The allowance was based on the CECL methodology.

	September 30, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$357	$—	$585,396	$3,263	$585,753	$3,263
Junior lien loan on residence	—	—	38,084	154	38,084	154
Multifamily property	18,868	2,142	1,852,985	8,440	1,871,853	10,582
Owner-occupied commercial real estate	—	—	259,304	4,662	259,304	4,662
Investment commercial real estate	9,903	—	1,040,392	13,525	1,050,295	13,525
Commercial and industrial	30,810	4,843	1,303,001	27,291	1,333,811	32,134
Lease financing	10,246	1,071	252,438	1,896	262,684	2,967
Construction	—	—	21,328	552	21,328	552
Consumer and other loans	—	—	60,048	753	60,048	753
Total ACL	$70,184	$8,056	$5,412,976	$60,536	$5,483,160	$68,592

	December 31, 2022
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$374	$—	$527,410	$2,894	$527,784	$2,894
Junior lien loan on residence	—	—	38,265	154	38,265	154
Multifamily property	—	—	1,863,915	8,849	1,863,915	8,849
Owner-occupied commercial real estate	—	—	272,009	4,835	272,009	4,835
Investment commercial real estate	11,208	1,208	1,032,917	14,272	1,044,125	15,480
Commercial and industrial	3,385	299	1,191,277	25,231	1,194,662	25,530
Lease financing	1,765	—	286,801	2,314	288,566	2,314
Construction	—	—	9,936	236	9,936	236
Consumer and other loans	—	—	42,319	537	42,319	537
Total ACL	$16,732	$1,507	$5,264,849	$59,322	$5,281,581	$60,829

Individually evaluated loans include nonaccrual loans of $70.0 million at September 30, 2023 and $15.8 million at December 31, 2022. Individually evaluated loans did not include any performing modified loans at September 30, 2023. An allowance of $205,000 was allocated to modified loans at September 30, 2023. All accruing modified loans were paying in accordance with their modified terms as of September 30, 2023. The Company has not committed to lend additional amounts as of September 30, 2023 to customers with outstanding loans that are classified as modified loans.

The allowance for credit losses was $68.6 million as of September 30, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was primarily related to specific reserves of $5.5 million for two freight related credits totaling $33.4 million that were transferred to nonaccrual status during the third quarter of 2023. The remaining reserve was due to the provision for credit losses related to loan growth of $51.7 million. The allowance for credit losses as a percentage of loans was 1.25 percent at September 30, 2023, compared to 1.15 percent at December 31, 2022.

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

The following tables present collateral dependent loans individually evaluated by segment as of September 30, 2023 and December 31, 2022:

	September 30, 2023
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment (A)	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$405	$357	$—	$410
Investment commercial real estate	12,500	9,903	—	4,411
Multifamily property	9,153	9,153	—	4,068
Commercial and industrial	4,637	2,460	—	1,900
Lease financing	1,178	1,110	—	1,407
Total loans with no related allowance	$27,873	$22,983	$—	$12,196
With related allowance recorded:
Multifamily property	$9,715	$9,715	$2,142	$8,074
Commercial and industrial	28,542	28,350	4,843	4,290
Lease financing	9,246	9,136	1,071	1,015
Total loans with related allowance	$47,503	$47,201	$8,056	$13,379
Total loans individually evaluated	$75,376	$70,184	$8,056	$25,575
(A) Reflects unpaid principal balance net of charge-offs.

	December 31, 2022
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment (A)	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage	$415	$374	$—	$249
Commercial and industrial	3,868	1,836	—	539
Lease financing	1,792	1,765	—	444
Total loans with no related allowance	$6,075	$3,975	$—	$1,232
With related allowance recorded:
Investment commercial real estate	$12,500	$11,208	$1,208	$12,402
Commercial and industrial	1,555	1,549	299	174
Total loans with related allowance	$14,055	$12,757	$1,507	$12,576
Total loans individually evaluated for impairment	$20,130	$16,732	$1,507	$13,808
(A) Reflects unpaid principal balance net of charge-offs.

Interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2023 and 2022 was not material. The Company did not recognize any income on non-accruing impaired loans for the three and nine months ended September 30, 2023 and 2022.

The activity in the allowance for credit losses for the three months ended September 30, 2023 and September 30, 2022 is summarized below:

	July 1,				September 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,148	$—	$—	$115	$3,263
Junior lien loan on residence	151	—	—	3	154
Multifamily property	10,537	—	—	45	10,582
Owner-occupied commercial real estate	4,708	—	—	(46)	4,662
Investment commercial real estate	13,548	—	—	(23)	13,525
Commercial and industrial	27,433	—	—	4,701	32,134
Lease financing	2,063	—	—	904	2,967
Construction	421	—	—	131	552
Consumer and other loans	695	(57)	1	114	753
Total ACL	$62,704	$(57)	$1	$5,944	$68,592

(A)
Provision to roll forward the ACL excludes a credit of $88,000 for off-balance sheet commitments.

	July 1,				September 30,
	2022				2022
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,154	$—	$15	$110	$2,279
Junior lien loan on residence	151	—	—	3	154
Multifamily property	15,790	—	—	(473)	15,317
Owner-occupied commercial real estate	4,660	—	—	247	4,907
Investment commercial real estate	10,969	—	—	357	11,326
Commercial and industrial	20,998	—	—	840	21,838
Lease financing	3,352	—	—	(114)	3,238
Construction	359	—	—	(231)	128
Consumer and other loans	589	(19)	—	(74)	496
Total ACL	$59,022	$(19)	$15	$665	$59,683

(A)
Provision to roll forward the ACL excludes a credit of $66,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the nine months ended September 30, 2023 and 2022 is summarized below:

	January 1,				September 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$369	$3,263
Junior lien loan on residence	154	—	—	—	154
Multifamily property	8,849	—	—	1,733	10,582
Owner-occupied commercial real estate	4,835	—	—	(173)	4,662
Investment commercial real estate	15,480	(1,199)	—	(756)	13,525
Commercial and industrial	25,530	—	—	6,604	32,134
Lease financing	2,314	—	—	653	2,967
Construction	236	—	—	316	552
Consumer and other loans	537	(118)	6	328	753
Total ACL	$60,829	$(1,317)	$6	$9,074	$68,592

(A)
Provision to roll forward the ACL excludes a credit of $9,000 for off-balance sheet commitments.

	December 31,
	2021
	Prior to					September 30,
	Adoption	Impact of				2022
	of	Adopting			Provision	Ending
(In thousands)	Topic 326	Topic 326	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$1,510	$717	$—	$15	$37	$2,279
Junior lien loan on residence	88	83	(3)	—	(14)	154
Multifamily property	9,806	4,072	—	—	1,439	15,317
Owner-occupied commercial real estate	1,998	2,902	—	—	7	4,907
Investment commercial real estate	27,083	(13,589)	(250)	—	(1,918)	11,326
Commercial and industrial	17,509	(657)	—	4	4,982	21,838
Lease financing	3,440	156	—	—	(358)	3,238
Construction	48	361	—	—	(281)	128
Consumer and other loans	215	419	(46)	2	(94)	496
Total ACL	$61,697	$(5,536)	$(299)	$21	$3,800	$59,683

(A)
Provision to roll forward the ACL excludes a provision of $623,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the three months ended September 30, 2023 and 2022:

	July 1,
	2023		September 30,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$831	$(88)	$743
Total ACL	$831	$(88)	$743

	July 1,
	2022		September 30,
	Beginning	Provision	2022
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$991	$(66)	$925
Total ACL	$991	$(66)	$925

The following tables present the activity in the ACL for off-balance sheet commitments for the nine months ended September 30, 2023 and 2022:

	January 1,
	2023		September 30,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$(9)	$743
Total ACL	$752	$(9)	$743

	December 31,
	2021			September 30,
	Prior to adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$623	$925
Total ACL	$—	$302	$623	$925

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $97.5 million and $91.1 million at September 30, 2023 and December 31, 2022, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of September 30, 2023 and December 31, 2022:

	September 30,		December 31,
	2023		2022
(Dollars in thousands)
Noninterest-bearing demand deposits	$947,405	18.01%	$1,246,066	23.94%
Interest-bearing checking (A)	2,871,359	54.60	2,143,611	41.18
Savings	117,905	2.24	157,338	3.02
Money market	761,833	14.49	1,228,234	23.60
Certificates of deposit - retail	422,291	8.03	318,573	6.12
Certificates of deposit - listing service	9,103	0.17	25,358	0.49
Subtotal deposits	5,129,896	97.54	5,119,180	98.35
Interest-bearing demand - Brokered	10,000	0.19	60,000	1.15
Certificates of deposit - Brokered	119,463	2.27	25,984	0.50
Total deposits	$5,259,359	100.00%	$5,205,164	100.00%

(A)
Interest-bearing checking includes $974.4 million at September 30, 2023 and $620.1 million at December 31, 2022 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2023, are as follows:

(In thousands)
2023	$180,561
2024	325,766
2025	38,408
2026	3,982
2027	2,004
2028 and later	136
Total	$550,857

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2023, the Company had overnight borrowings with the FHLB of $470.6 million at a rate of 5.58 percent compared to $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent at December 31, 2022. At September 30, 2023, unused short-term overnight borrowing capacity available through the FHLB, correspondent banks and the Federal Reserve Bank of New York totaled $3.3 billion.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$35,811	$704	$36,515
Noninterest income	5,120	14,234	19,354
Total income	40,931	14,938	55,869

Provision for credit losses	5,856	—	5,856
Compensation and benefits	18,440	6,824	25,264
Premises and equipment expense	4,436	778	5,214
FDIC expense	741	—	741
Other operating expense	4,188	2,006	6,194
Total operating expense	33,661	9,608	43,269
Income before income tax expense	7,270	5,330	12,600
Income tax expense	2,275	1,570	3,845
Net income	$4,995	$3,760	$8,755

	Three Months Ended September 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$43,327	$2,198	$45,525
Noninterest income	2,955	13,428	16,383
Total income	46,282	15,626	61,908

Provision for loan and lease losses	599	—	599
Compensation and employee benefits	15,343	7,313	22,656
Premises and equipment expense	3,908	626	4,534
FDIC insurance expense	510	—	510
Other operating expense	3,235	2,625	5,860
Total operating expense	23,595	10,564	34,159
Income before income tax expense	22,687	5,062	27,749
Income tax expense	6,193	1,430	7,623
Net income	$16,494	$3,632	$20,126

	Nine Months Ended September 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$116,004	$3,410	$119,414
Noninterest income	13,027	42,961	55,988
Total income	129,031	46,371	175,402

Provision for credit losses	9,065	—	9,065
Compensation and employee benefits	54,558	21,646	76,204
Premises and equipment expense	12,072	2,245	14,317
FDIC insurance expense	2,181	—	2,181
Other operating expense	11,317	6,660	17,977
Total operating expense	89,193	30,551	119,744
Income before income tax expense	39,838	15,820	55,658
Income tax expense	11,021	4,382	15,403
Net income	$28,817	$11,438	$40,255

Total assets at period end	$6,405,796	$115,785	$6,521,581

	Nine Months Ended September 30, 2022
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$122,404	$5,636	$128,040
Noninterest income	6,645	42,960	49,605
Total income	129,049	48,596	177,645

Provision for loan and lease losses	4,423	—	4,423
Compensation and employee benefits	47,222	19,765	66,987
Premises and equipment expense	11,674	2,147	13,821
FDIC insurance expense	1,484	—	1,484
Other operating expense	10,613	7,483	18,096
Total operating expense	75,416	29,395	104,811
Income before income tax expense	53,633	19,201	72,834
Income tax expense	14,117	5,050	19,167
Net income	$39,516	$14,151	$53,667

Total assets at period end	$5,999,393	$87,868	$6,087,261

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$183,415	$—	$183,415	$—
Mortgage-backed securities-residential	305,052	—	305,052	—
SBA pool securities	23,734	—	23,734	—
State and political subdivisions	649	—	649	—
Corporate bond	8,155	—	8,155	—
CRA investment fund	12,581	12,581	—	—
Derivatives:
Cash flow hedges	13,109	—	13,109	—
Loan level swaps	41,721	—	41,721	—
Total	$588,416	$12,581	$575,835	$—

Liabilities:
Derivatives:
Loan level swaps	41,721	—	41,721	—
Total	$41,721	$—	$41,721	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2023 and December 31, 2022.

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$7,572	$—	$—	$7,572
Commercial and industrial	23,508	—	—	23,508
Lease financing	8,065	—	—	8,065

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Investment commercial real estate	$10,000	$—	$—	$10,000
Commercial and industrial	743	—	—	743

The carrying amounts and estimated fair values of financial instruments at September 30, 2023 are as follows:

		Fair Value Measurements at September 30, 2023 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$187,869	$187,869	$—	$—	$187,869
Securities available for sale	521,005	—	521,005	—	521,005
Securities held to maturity	108,940	—	91,201	—	91,201
CRA investment fund	12,581	12,581	—	—	12,581
FHLB and FRB stock	34,158	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	6,716	—	7,243	—	7,243
Loans, net of allowance for credit losses	5,418,129	—	—	5,165,016	5,165,016
Accrued interest receivable	22,889	—	2,601	20,288	22,889
Accrued interest receivable loan level swaps (A)	343	—	343	—	343
Cash flow hedges	13,109	—	13,109	—	13,109
Loan level swaps	41,721	—	41,721	—	41,721
Financial liabilities
Deposits	$5,259,359	$4,708,502	$543,328	$—	$5,251,830
Short-term borrowings	470,576	—	470,576	—	470,576
Subordinated debt	133,203	—	—	113,950	113,950
Accrued interest payable	7,268	4,696	1,549	1,023	7,268
Accrued interest payable loan level swaps (B)	343	—	343	—	343
Loan level swap	41,721	—	41,721	—	41,721

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2023	2022
Service charges on deposits
Overdraft fees	$129	$129
Interchange income	283	356
Other	907	575
Wealth management fees (A)	13,975	12,943
Corporate advisory fee income	85	102
Other (B)	3,975	2,278
Total noninterest other income	$19,354	$16,383

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Service charges on deposits
Overdraft fees	$392	$360
Interchange income	903	1,077
Other	2,602	1,638
Wealth management fees (A)	41,989	41,668
Corporate advisory fee income	180	1,696
Other (B)	9,922	3,166
Total noninterest other income	$55,988	$49,605
(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2023			2022
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$129	$—	$129	$129	$—	$129
Interchange income	283	—	283	356	—	356
Other	907	—	907	575	—	575
Wealth management fees (A)	—	13,975	13,975	—	12,943	12,943
Corporate advisory fee income	85	—	85	102	—	102
Other (B)	3,716	259	3,975	1,793	485	2,278
Total noninterest income	$5,120	$14,234	$19,354	$2,955	$13,428	$16,383

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2023			2022
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$392	$—	$392	$360	$—	$360
Interchange income	903	—	903	1,077	—	1,077
Other	2,602	—	2,602	1,638	—	1,638
Wealth management fees (A)	—	41,989	41,989	—	41,668	41,668
Corporate advisory fee income	180	—	180	1,696	—	1,696
Other (B)	8,950	972	9,922	1,874	1,292	3,166
Total noninterest income	$13,027	$42,961	$55,988	$6,645	$42,960	$49,605
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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the third quarter of 2023 by $2,000 and $36,000 for the same quarter in 2022. Cardholder rewards reduced interchange income by $6,000 and $100,000 for the nine months ended September 30, 2023 and 2022, respectively.

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

The Company’s mergers and acquisition advisory fees generally consist of a nonrefundable up-front fee and success fee. The nonrefundable fee is recorded as deferred revenue upon receipt and recognized at a point in time when the performance obligation is satisfied, or when the transaction is deemed by management to be terminated. Management’s judgment is required in determining when a transaction is considered to be terminated.

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2023	2022	2023	2022
Professional and legal fees	$1,619	$1,180	$4,143	$3,630
Telephone	407	403	1,138	1,085
Advertising	482	574	1,584	1,545
Amortization of intangible assets	339	384	1,048	1,204
Branch/office restructure	—	—	175	372
Other operating expenses	3,347	3,319	9,889	9,587
Total other operating expenses	$6,194	$5,860	$17,977	$17,423

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(76,047)	$(14,987)	$—	$(14,987)	$(91,034)

Gain/(loss) on cash flow hedges	8,050	1,331	—	1,331	9,381

Accumulated other comprehensive gain/(loss), net of tax	$(67,997)	$(13,656)	$—	$(13,656)	$(81,653)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	July 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(59,066)	$(23,563)	$—	$(23,563)	$(82,629)

Gain/(loss) on cash flow hedges	339	7,349	(42)	7,307	7,646

Accumulated other comprehensive gain/(loss), net of tax	$(58,727)	$(16,214)	$(42)	$(16,256)	$(74,983)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
(In thousands)	2023	2022	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(58)	Interest Expense
Tax effect	—	16	Income tax expense
Total reclassifications, net of tax	$—	$(42)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$(10,062)	$—	$(10,062)	$(91,034)

Gain/(loss) on cash flow hedges	6,761	2,680	(60)	2,620	9,381

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$(7,382)	$(60)	$(7,442)	$(81,653)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(77,783)	$5,027	$(72,756)	$(82,629)

Gain/(loss) on cash flow hedges	(2,501)	10,189	(42)	10,147	7,646

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(67,594)	$4,985	$(62,609)	$(74,983)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(In thousands)	2023	2022	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$6,609	Securities losses, net
Tax effect	—	(1,582)	Income tax expense
Total reclassifications, net of tax	$—	$5,027

Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(84)	$(58)	Interest Expense
Tax effect	24	16	Income tax expense
Total reclassifications, net of tax	$(60)	$(42)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $310.0 million as of September 30, 2023 and $290.0 million as of December 31, 2022 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2023, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2023 and December 31, 2022:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Notional amount	$310,000	$290,000
Weighted average pay rate	2.22%	1.71%
Weighted average receive rate	4.07%	2.78%
Weighted average maturity	3.24 years	2.01 years
Unrealized gain/(loss), net	$13,109	$3,290

Number of contracts	12	12

	September 30, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$13,109
Total included in other assets	$310,000	13,109
Total included in other liabilities	—	—

	December 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$3,290
Total included in other assets	290,000	3,290
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three month and nine months ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$1,861	$10,048	$3,904	$13,999
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—	—	—
Gain/(loss) recognized in other noninterest income	—	58	84	58

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain has been fully amortized into earnings as of September 30, 2023.

Net interest income recorded on these swap transactions totaled $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. Net interest expense recorded on these swap transactions totaled $11,000 and $1.7 million for the three and nine months ended September 30, 2022, respectively. Net interest income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $343,000 and $1.1 million at September 30, 2023 and December 31, 2022, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Notional amount	$580,640	$612,211
Fair value	$(42,064)	$(37,173)
Weighted average pay rates	3.99%	3.99%
Weighted average receive rates	7.06%	6.14%
Weighted average maturity	3.97 years	4.68 years

Number of contracts	75	78

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears (which was 8.35% at September 30, 2023). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2023, the Company's operating lease ROU asset and operating lease liability totaled $12.8 million and $13.6 million, respectively. As of December 31, 2022, the Company's operating lease ROU asset and operating lease liability totaled $12.9 million and $13.7 million, respectively. A weighted average discount rate of 2.71 percent and 2.63 percent was used in the measurement of the ROU asset and lease liability as of September 30, 2023 and December 31, 2022, respectively.

The Company's leases have remaining lease terms between seven months to 13 years, with a weighted average lease term of 6.84 years at September 30, 2023. The Company's leases had remaining lease terms between three months to 14 years, with a weighted average lease term of 7.48 years at December 31, 2022. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $792,000 and $868,000 for the three months ended September 30, 2023 and 2022, respectively. The variable lease costs were $58,000 and $76,000 for the three months ended September 30, 2023 and 2022, respectively.

Total operating lease costs were $2.4 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively. The variable lease costs were $200,000 and $229,000 for the nine months ended September 30, 2023 and 2022, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2023:

(In thousands)
2023	$807
2024	3,131
2025	2,434
2026	1,807
2027	1,451
Thereafter	5,368
Total lease payments	14,998
Less: imputed interest	1,403
Total present value of lease payments	$13,595

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Nine Months Ended September 30,
(In thousands)	2023	2022
Right-of-use asset obtained in exchange for lease obligation	$1,926	$5,696
Operating cash flows from operating leases	2,184	2,008
Operating cash flows from direct finance leases	149	193
Financing cash flows from direct finance leases	561	561

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

In March 2023, FASB issued ASU 2023-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This standard allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This election allows the entity to record a writedown of investment to federal income tax expense where income tax credits are recorded. This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit investments. The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years. The Company is currently evaluating the impact on its consolidated financial statements.

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
a potential government shutdown;
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
•
changes in accounting policies and practices; and/or
•
other unexpected material adverse changes in our operations or earnings.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2023 and 2022.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2023	2022	2023 vs 2022
Results of Operations:
Interest income	$78,489	$55,013	$23,476
Interest expense	41,974	9,488	32,486
Net interest income	36,515	45,525	(9,010)
Provision for credit losses	5,856	599	5,257
Net interest income after provision for credit losses	30,659	44,926	(14,267)
Wealth management fee income	13,975	12,943	1,032
Other income (A)	5,379	3,440	1,939
Operating expense	37,413	33,560	3,853
Income before income tax expense	12,600	27,749	(15,149)
Income tax expense	3,845	7,623	(3,778)
Net income	$8,755	$20,126	$(11,371)

Total revenue (B)	$55,869	$61,908	$(6,039)

Diluted average shares outstanding	18,010,127	18,420,661	(410,534)

Diluted earnings per share	$0.49	$1.09	$(0.60)

Return on average assets annualized ("ROAA")	0.54%	1.30%	(0.76)%
Return on average equity annualized ("ROAE")	6.20	15.21	(9.01)

(A)
Other income for the September 30, 2023 quarter included fee income from equipment finance activity of $2.3 million. The quarters ended September 30, 2023 and 2022 included a fair value adjustment on a CRA equity security of negative $404,000 and negative $571,000, respectively.
(B)
Total revenue equals net interest income plus wealth management fee income and other income.

The following table presents certain key aspects of our performance for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2023	2022	2023 vs 2022
Results of Operations:
Interest income	$223,832	$147,673	$76,159
Interest expense	104,418	19,633	84,785
Net interest income	119,414	128,040	(8,626)
Provision for loan and lease losses	9,065	4,423	4,642
Net interest income after provision for loan and lease losses	110,349	123,617	(13,268)
Wealth management fee income	41,989	41,668	321
Other income (A)	13,999	7,937	6,062
Operating expense (B)	110,679	100,388	10,291
Income before income tax expense	55,658	72,834	(17,176)
Income tax expense	15,403	19,167	(3,764)
Net income	$40,255	$53,667	$(13,412)

Total revenue (C)	$175,402	$177,645	$(2,243)

Diluted average shares outstanding	18,091,524	18,652,042	(560,518)

Diluted earnings per share	$2.23	$2.88	$(0.65)

Return on average assets annualized (ROAA)	0.84%	1.16%	(0.32)%
Return on average equity annualized (ROAE)	9.66	13.46	(3.80)

(A)
Other income for the nine months ended September 30, 2023 included fee income from equipment finance activity of $2.7 million and a fair value adjustment on a CRA equity security of negative $404,000. Other income for the nine months ended September 30, 2022 included a $6.6 million loss on sale of securities and a fair value adjustment on a CRA equity security of negative $1.7 million.
(B)
The nine months ended September 30, 2023 included one-time charges of $2.0 million related to the recent retirement of certain employees and $175,000 of expense associated with three retail branch closures. The nine months ended September 30, 2022 included $1.5 million of severance expense related to certain staff reorganization.
(C)
Total revenue equals net interest income plus wealth management fee income and other income.

	September 30,	December 31,	Change
	2023	2022	2023 vs 2022
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.76%	14.73%	0.03%
Tier I leverage ratio	9.05	8.90	0.15
Loans to deposits	104.32	101.54	2.78
Allowance for credit losses to total loans	1.25	1.15	0.10
Allowance for credit losses to nonperforming loans	96.87	320.59	(223.72)
Nonperforming loans to total loans	1.29	0.36	0.93

For the quarter ended September 30, 2023, the Company recorded total revenue of $55.9 million, pretax income of $12.6 million, net income of $8.8 million and diluted earnings per share of $0.49, compared to revenue of $61.9 million, pretax income of $27.7 million, net income of $20.1 million and diluted earnings per share of $1.09 for the same period last year.

For the nine months ended September 30, 2023, the Company recorded total revenue of $175.4 million, pretax income of $55.7 million, net income of $40.3 million and diluted earnings per share of $2.23, compared to revenue of $177.6 million, pretax income of $72.8 million, net income of $53.7 million and diluted earnings per share of $2.88 for the same period last year.

The Company experienced a decline in net interest income during the three and nine months ended September 30, 2023 due to net interest margin contraction as a result of higher deposit rates during 2023. Net interest income declined by $9.0 million to $36.5 million for the quarter ended September 30, 2023 which included an increase in interest expense of $32.5 million offset by an increase in interest income of $23.5 million. The nine months ended September 30, 2023 included a decline of net interest income of $8.6 million which included an increase of interest expense of $84.8 million to $104.4 million when compared to $19.6 million for the same period in 2022. Cycle to date betas are approximately 44 percent during which time the Target Federal Funds rate increased by 525 basis points. Additionally, the decrease in income from capital markets activities (which includes mortgage banking income, back-to-back swap income, SBA loan income, and corporate advisory fee income), and higher operating expenses contributed to the decline in net income for the three and nine months ended September 30, 2023.

Operating expenses for the three and nine months ended September 30, 2023 compared to their respective prior periods increased primarily due; to increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full-time equivalent employees from 476 at September 30, 2022 to 515 at September 30, 2023; normal salary increases, and increased FDIC insurance expense. The three and nine months ended September 30, 2023 included expenses associated with the previously announced expansion into New York City. The nine months ended September 30, 2023 also included one-time charges of $2.0 million associated with the retirement of certain employees, $175,000 of expenses associated with the closure of three retail branch locations, and restricted stock expense of $409,000 associated with additional shares being granted to executives due to performance measures exceeding peers. The nine months ended September 30, 2022 included expenses totaling $372,000 associated with the consolidation of private banking offices, $1.5 million of severance expense related to staff reorganizations within several areas of the Bank and $673,000 of expense attributable to a swap valuation allowance.

LIQUIDITY, UNINSURED DEPOSITS AND CAPITAL: During the first nine months of 2023, the banking industry experienced volatility driven by several high-profile regional bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized securities losses and eroding consumer confidence in the banking system. Despite these negative industry developments, the Company's liquidity position and balance sheet remain strong. On-balance sheet liquidity (investments available for sale, interest-earning deposits and cash) was $756 million as of September 30, 2023.

The Company also had $2.8 billion of external borrowing capacity available as of September 30, 2023, which when combined with balance sheet liquidity, provided us with 294 percent coverage of our uninsured/unprotected deposits. Uninsured/unprotected deposits totaled $1.2 billion at September 30, 2023. External borrowing capacity includes secured available funding with the Federal Home Loan Bank and from the Federal Reserve Discount Window on a same day basis (subject to any practical constraints affecting these participants). The available funding from the Federal Home Loan Bank and the Federal Reserve are secured by the Company’s loan and investment portfolios. In addition, the Company also has access to the Bank Term Funding Program offered by the Federal Reserve Bank, which offers an advance term of up to twelve months.

The Company's regulatory capital ratios at September 30, 2023 remains above well capitalized levels with common equity tier 1 capital ("CET1") and total risk-based capital ratios of 11.13 percent and 14.76 percent, respectively, for the Company and 13.22 percent and 14.47 percent for the Bank, respectively.

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

EARNINGS ANALYSIS

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. Net interest margin is net interest income as a percent of total interest-earning assets on an annualized basis. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2023	2022
Residential mortgage loans originated for portfolio	$21,310	$17,885
Residential mortgage loans originated for sale	2,503	4,898
Total residential mortgage loans	23,813	22,783

Commercial real estate loans	3,900	7,320
Multifamily	3,000	4,000
C&I loans (A) (B)	176,845	251,249
Small business administration	300	5,682
Wealth lines of credit (A)	6,875	4,450
Total commercial loans	190,920	272,701

Installment loans	6,999	1,253
Home equity lines of credit (A)	6,275	5,614
Total loans closed	$228,007	$302,351

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2023	2022
Residential mortgage loans originated for portfolio	$90,971	$94,604
Residential mortgage loans originated for sale	5,052	30,453
Total residential mortgage loans	96,023	125,057

Commercial real estate loans	66,125	46,855
Multifamily	59,812	344,214
C&I loans (A) (B)	543,631	727,079
Small business administration	23,963	42,309
Wealth lines of credit (A)	34,050	26,425
Total commercial loans	727,581	1,186,882

Installment loans	23,672	1,484
Home equity lines of credit (A)	15,303	10,852
Total loans closed	$862,579	$1,324,275
(a)
Includes loans and lines of credit that closed in the period but were not necessarily funded.
(b)
Includes equipment finance leases and loans.

At September 30, 2023, December 31, 2022 and September 30, 2022, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2023	2022	2022
Multifamily real estate loans as a percent of total regulatory capital of the Bank	243%	251%	254%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	137	141	142

Total CRE concentration	380%	392%	396%

The Bank believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2023			September 30, 2022
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$806,861	$5,170	2.56%	$754,180	$2,853	1.51%
Tax-exempt (A) (B)	1,198	11	3.67	3,226	30	3.72
Loans (B) (C):
Residential mortgages	580,951	5,208	3.59	513,864	3,861	3.01
Commercial mortgages	2,502,351	27,746	4.44	2,510,616	23,121	3.68
Commercial	2,298,723	37,357	6.50	2,016,590	23,362	4.63
Commercial construction	12,346	282	9.14	12,073	143	4.74
Installment	56,248	967	6.88	38,338	399	4.16
Home equity	34,250	680	7.94	36,706	451	4.91
Other	234	7	11.97	263	7	10.65
Total loans	5,485,103	72,247	5.27	5,128,450	51,344	4.00
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	136,315	1,463	4.29	232,158	1,162	2.00
Total interest-earning assets	6,429,477	78,891	4.91%	6,118,014	55,389	3.62%
Noninterest-earning assets:
Cash and due from banks	6,954			8,296
Allowance for credit losses	(63,625)			(59,464)
Premises and equipment	23,880			23,580
Other assets	85,582			97,583
Total noninterest-earning assets	52,791			69,995
Total assets	$6,482,268			$6,188,009
LIABILITIES:
Interest-bearing deposits:
Checking	$2,813,080	$24,318	3.46%	$2,408,206	$5,127	0.85%
Money markets	771,781	4,458	2.31	1,237,975	1,557	0.50
Savings	118,718	75	0.25	168,281	5	0.01
Certificates of deposit - retail	415,665	3,459	3.33	391,340	791	0.81
Subtotal interest-bearing deposits	4,119,244	32,310	3.14	4,205,802	7,480	0.71
Interest-bearing demand - brokered	10,000	136	5.44	85,000	345	1.62
Certificates of deposit - brokered	102,777	1,183	4.60	25,968	210	3.23
Total interest-bearing deposits	4,232,021	33,629	3.18	4,316,770	8,035	0.74
FHLB advances and borrowings	470,616	6,569	5.58	3,810	29	3.04
Finance lease liabilities	3,863	46	4.76	5,106	61	4.78
Subordinated debt	133,163	1,730	5.20	132,874	1,363	4.10
Total interest-bearing liabilities	4,839,663	41,974	3.47%	4,458,560	9,488	0.85%
Noninterest-bearing liabilities:
Demand deposits	990,854			1,116,843
Accrued expenses and other liabilities	86,598			83,446
Total noninterest-bearing liabilities	1,077,452			1,200,289
Shareholders’ equity	565,153			529,160
Total liabilities and shareholders’ equity	$6,482,268			$6,188,009
Net interest income (tax-equivalent basis)		$36,917			$45,901
Net interest spread			1.44%			2.77%
Net interest margin (D)			2.28%			2.98%
Tax equivalent adjustment		$(402)			$(376)
Net interest income		$36,515			$45,525
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2023			September 30, 2022
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$801,535	$14,541	2.42%	$818,411	$9,995	1.63%
Tax-exempt (A) (B)	1,637	49	3.99	4,035	117	3.87
Loans (B) (C):
Residential mortgages	556,220	14,433	3.46	511,999	11,148	2.90
Commercial mortgages	2,495,175	80,503	4.30	2,472,503	62,481	3.37
Commercial	2,247,803	106,182	6.30	2,016,533	60,911	4.03
Commercial construction	7,903	536	9.04	15,427	465	4.02
Installment	49,214	2,416	6.55	36,697	951	3.46
Home equity	33,914	1,903	7.48	38,324	1,106	3.85
Other	260	22	11.28	268	18	8.96
Total loans	5,390,489	205,995	5.10	5,091,751	137,080	3.59
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	147,071	4,452	4.04	174,833	1,505	1.15
Total interest-earning assets	6,340,732	225,037	4.73%	6,089,030	148,697	3.26%
Noninterest-earning assets:
Cash and due from banks	8,388			8,491
Allowance for loan and lease losses	(62,753)			(60,026)
Premises and equipment	23,850			23,187
Other assets	76,992			119,908
Total noninterest-earning assets	46,477			91,560
Total assets	$6,387,209			$6,180,590
LIABILITIES:
Interest-bearing deposits:
Checking	$2,739,115	$63,018	3.07%	$2,411,023	$8,695	0.48%
Money markets	893,567	13,185	1.97	1,255,341	2,675	0.28
Savings	128,437	148	0.15	162,675	15	0.01
Certificates of deposit - retail	386,488	7,650	2.64	409,442	2,048	0.67
Subtotal interest-bearing deposits	4,147,607	84,001	2.70	4,238,481	13,433	0.42
Interest-bearing demand - brokered	15,311	469	4.08	85,000	1,082	1.70
Certificates of deposit - brokered	51,916	1,584	4.07	31,058	732	3.14
Total interest-bearing deposits	4,214,834	86,054	2.72	4,354,539	15,247	0.47
FHLB advances and borrowings	331,170	13,249	5.33	20,876	103	0.66
Finance lease liabilities	4,179	149	4.75	5,389	193	4.78
Subordinated debt	133,090	4,966	4.98	132,803	4,090	4.11
Total interest-bearing liabilities	4,683,273	104,418	2.97%	4,513,607	19,633	0.58%
Noninterest-bearing liabilities:
Demand deposits	1,066,162			1,042,064
Accrued expenses and other liabilities	82,215			93,462
Total noninterest-bearing liabilities	1,148,377			1,135,526
Shareholders’ equity	555,559			531,457
Total liabilities and shareholders’ equity	$6,387,209			$6,180,590
Net interest income (tax-equivalent basis)		$120,619			$129,064
Net interest spread			1.76%			2.68%
Net interest margin (D)			2.54%			2.83%
Tax equivalent adjustment		$(1,205)			$(1,024)
Net interest income		$119,414			$128,040

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the periods indicated are shown below:

	For the Three Months Ended September 30, 2023
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$370	$1,928	$2,298
Loans	4,586	16,317	20,903
Interest-earning deposits	(624)	925	301
Total interest income	$4,332	$19,170	$23,502
LIABILITIES:
Interest-bearing checking	$2,160	$17,031	$19,191
Money market	(765)	3,666	2,901
Savings	(31)	101	70
Certificates of deposit - retail	52	2,616	2,668
Certificates of deposit - brokered	884	89	973
Interest bearing demand brokered	(1,017)	808	(209)
Borrowed funds	2,565	3,975	6,540
Capital lease obligation	(14)	(1)	(15)
Subordinated debt	2	365	367
Total interest expense	$3,836	$28,650	$32,486
Net interest income (tax-equivalent basis)	$496	$(9,480)	$(8,984)

	For the Nine Months Ended September 30, 2023
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$139	$4,339	$4,478
Loans	10,479	58,436	68,915
Interest-earning deposits	(275)	3,222	2,947
Total interest income	$10,343	$65,997	$76,340
LIABILITIES:
Interest-bearing checking	$3,904	$50,419	$54,323
Money market	(1,035)	11,545	10,510
Savings	(27)	160	133
Certificates of deposit - retail	(121)	5,723	5,602
Certificates of deposit - brokered	592	260	852
Interest bearing demand brokered	(1,349)	736	(613)
Borrowed funds	8,041	5,105	13,146
Capital lease obligation	(43)	(1)	(44)
Subordinated debt	19	857	876
Total interest expense	$9,981	$74,804	$84,785
Net interest income (tax-equivalent basis)	$362	$(8,807)	$(8,445)

Net interest income, on a fully tax-equivalent basis, declined $9.0 million, or 20 percent, for the third quarter of 2023 to $36.9 million from $45.9 million for the same 2022 period. The net interest margin ("NIM") was 2.28 percent and 2.98 percent for the three months ended September 30, 2023 and 2022, respectively, a decrease of 70 basis points. The Company recorded net interest income, on a fully tax-equivalent basis, of $120.6 million for the nine months ended September 30, 2023, which represented a decrease of $8.4 million from $129.1 million for the same 2022 period. The NIM was 2.54 percent and 2.83 percent for the nine months ended September 30, 2023 and 2022, respectively, a decrease of 29 basis points. For the three and nine months ended September 30, 2023, when compared to 2022 net interest margin has been impacted by a rapid increase in interest expense mostly driven by higher deposit rates during 2023 and the increase in the average balance of FHLB advances and other borrowings. The ongoing Federal Reserve monetary policy tightening intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit and borrowing costs at a faster rate than the yields on interest earning assets.

During the first quarter of 2022, the Company executed a balance sheet reposition to benefit future NIM, in which $250.0 million of multifamily loans were purchased, funded by the sale of $125.0 million of lower-yielding, like-duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an earn-back period of less than three years on the loss on sale of securities, with future NIM improving by four basis points, and no impact to tangible capital or tangible book value per share.

The $311.5 million increase in the average balance of interest-earning assets when comparing the third quarter of 2023 and 2022 was due to growth of $356.7 million in loans to $5.49 billion from $5.13 billion and growth in investments of $50.7 million, partially offset by a decrease in interest-earning deposits of $95.8 million. For the nine months ended September 30, 2023, the average balance of interest-earning assets grew by $251.7 million when compared to the same 2022 period primarily due to growth in loans of $298.7 million to $5.39 billion, which was partially offset by a decline of interest-earning deposits of $27.8 million and investments of $19.3 million as part of the Company's balance sheet repositioning strategy explained above.

Interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The combined average balance of these investments during the three months ended September 30, 2023 was $136.3 million compared to $232.2 million for the quarter ended September 30, 2022. The average yield on interest-earning deposits increased by 229 basis points to 4.29 percent for the quarter ended September 30, 2023 from 2.00 percent for the same period in 2022. The average balance of interest-earning deposits decreased to $147.1 million for the nine months ended September 30, 2023 with an average yield of 4.04 percent as compared to $174.8 million and an average yield of 1.15% for the same period in 2022. The increase in the average yield for both the three and nine months ended September 30, 2023 was due to the increase in the Federal Funds rate.

The growth in the average balance of loans for both the three and nine months ended September 30, 2023 was primarily driven by growth in commercial loans and residential mortgages. The average balance of commercial loans grew by $282.1 million, or 14 percent, to $2.30 billion from $2.02 billion for the quarter ended September 30, 2022. Additionally, the average balance of residential mortgages grew $67.1 million, or 13 percent, to $581.0 million for the quarter ended September 30, 2023 from $513.9 million for the same 2022 period. For the nine months ended September 30, 2023 the average balance of commercial loans grew $231.3 million, or 11 percent, to $2.25 billion from $2.02 billion for the same period in 2022. The average balance of residential mortgages increased by $44.2 million to $556.2 million for the nine months ended September 30, 2023.

The average balance of investments increased $50.7 million to $808.1 million for the quarter ended September 30, 2023 as compared to $757.4 million for the same 2022 period. During the nine months ended September 30, 2023, the average balance of investments decreased $19.3 million to $803.2 million from $822.4 million for the same 2022 period. The decrease for the nine months ended September 30, 2023 was primarily a result of the balance sheet repositioning strategy described above.

For the quarter ended September 30, 2023 and 2022 periods, the average yields earned on interest-earning assets were 4.91 percent and 3.62 percent, respectively, an increase of 129 basis points. For the nine months ended September 30, 2023 and 2022 periods, average yields earned on interest-earning assets were 4.73 percent and 3.26 percent, respectively, an increase of 147 basis points. The increase in yields on interest-earning assets for the three and nine months ended September 30, 2023, was primarily due to the increase in the target Federal Funds rate of 525 basis points. This resulted in increases in the yield on loans of 127 basis points to 5.27 percent, the yield on interest-earning deposits of 229 basis points to 4.29 percent and the yield on investments of 104 basis points to 2.56 percent, when comparing the three months ended September 30, 2023 to the same 2022 period. For the nine months ended September 30, 2023 the yield on loans increased 151 basis points to 5.10 percent, yield on interest-earning deposits increased 289 basis points to 4.04 percent, and yield on investments increased 78 basis points to 2.42 percent.

The average yield on total loans increased 127 basis points to 5.27 percent for quarter ended September 30, 2023 when compared to 4.00 percent for the same 2022 period. The average yield on total loans increased 151 basis points to 5.10 percent for the nine months ended September 30, 2023 when compared to 3.59 percent for the same 2022 period. The increase for both the three and nine months ended September 30, 2023 when compared to the prior periods were driven by an increase in the yield on commercial loans of 187 basis points to 6.50 percent for the three months ended September 30, 2023 and 227 basis points to 6.30 percent for the nine months ended September 30, 2023, due to an increase in target Federal Funds rate of 525 basis points which had a greater impact on theses loans, which are typically floating rates with short repricing periods. The yield on commercial mortgages for the quarter ended September 30, 2023 was 4.44 percent, which reflected an increase of 76 basis points when compared to the same 2022 period, while the yield for the nine months ended September 30, 2023 was 4.30 percent, which reflected an increase of 93 basis points when compared to the same 2022 period. The increases for both of these periods were primarily driven by the origination of loans with higher yields in the current higher interest rate environment. In addition, at September 30, 2023, 19 percent of our loans repriced within one month, 33 percent within three months and 46 percent within one year.

During the third quarter of 2023 and 2022, the Company recorded a yield on investments of 2.56 percent and 1.52 percent, respectively, an increase of 104 basis points, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded a yield on investments of 2.42 percent and 1.64 percent, respectively, an increase of 78 basis points, respectively. The increase in yield for the three and nine months ended September 30, 2023 was due to the Company purchasing higher-yielding investments during the latter half of 2022 and first nine months of 2023.

For the quarter ended September 30, 2023, the average balance of interest-bearing liabilities totaled $4.84 billion representing an increase of $381.1 million, or 9 percent, from $4.46 billion for the same 2022 period. The increase for the third quarter of 2023 when compared to same period of 2022 was driven by an increase in borrowings of $466.8 million to $470.6 million, partially offset by a decrease of interest-bearing deposits of $84.7 million to $4.23 billion for the three months ended September 30, 2023. The average balance of interest-bearing liabilities increased $169.7 million to $4.68 billion for the nine months ended September 30, 2023 from $4.51 billion for the nine months ended September 30, 2022. The increase for the nine months ended September 30, 2023 when compared to same period of 2022 was driven by an increase in borrowings of $310.3 million to $331.2 million, partially offset by a decrease of interest-bearing deposits of $139.7 million to $4.21 billion for the nine months ended September 30, 2023.

The decrease in the average balance of interest-bearing deposits was primarily due to a decline in the average balance of money market deposits for the three and nine months ended September 30, 2023 when compared to the same 2022 periods of $466.2 million and $361.8 million, respectively. Additionally, the three and nine months ended September 30, 2023 decline of interest-bearing deposits were due to savings deposits decreasing $49.6 million and $34.2 million, respectively. Money market and savings accounts declined in 2023 due to clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. These decreases were offset by an increase into checking accounts for the three and nine months ended September 30, 2023 of $404.9 million and $328.1 million, respectively due to the clients demand for FDIC insured products. The Company added a short-term brokered certificate of deposit ("CD") for $50.0 million in June 2023 and an additional $50.0 million CD in September to provide additional liquidity and replace brokered deposit run off. The average balance of retail CDs increased for the three months ended September 30, 2023 by $24.3 million due to consumer demand for higher-yielding deposit products.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances were $982.9 million and $630.1 million for the quarter ended September 30, 2023 and 2022, respectively. The average balance of reciprocal deposits was $809.4 million and $667.7 million for nine months ended September 30, 2023 and 2022, respectively. The additional growth for the three and nine months ended September 30, 2023 in checking accounts was directly related to these programs.

At September 30, 2023, uninsured/unprotected deposits were approximately $1.2 billion, or 23 percent of total deposits. This amount was adjusted to exclude $294 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

There was an increase in the average balance of borrowings of $466.8 million to $470.6 million for the quarter ended September 30, 2023 when compared to $3.8 million for the quarter ended September 30, 2022. The average balance of borrowings for the nine months ended September 30, 2023 increased $310.3 million to $331.2 million from $20.9 million for the same 2022 period. The increase in borrowings for the three and nine months was principally due to the need for additional funding due to the decline in demand deposits.

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

For the quarters ended September 30, 2023 and 2022, the cost of interest-bearing liabilities was 3.47 percent and 0.85 percent, respectively, reflecting an increase of 262 basis points. The cost of interest-bearing liabilities was 2.97 percent and 0.58 percent for the nine months ended September 30, 2023 and 2022, respectively reflecting an increase of 239 basis points. The increases were driven by an increase in the average cost of interest-bearing deposits of 244 basis points to 3.18 percent for the third quarter of 2023 and 225 basis points to 2.72 percent for the nine months ended September 30, 2023. Additionally, the cost of borrowings increased 254 basis points to 5.58 percent for the third quarter of 2023 when compared to the third quarter of 2022. For the nine months ended September 30, 2023 the cost of borrowings increased 467 basis points to 5.33 percent when compared to the same 2022 period. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio.

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

At September 30, 2023, the Company had investment securities available for sale with a fair value of $521.0 million compared with $554.6 million at December 31, 2022. A net unrealized loss (net of income tax) of $91.0 million and of $81.0 million related to these securities were included in shareholders’ equity at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023, the Company had investment securities held to maturity with a carrying cost of $108.9 million and an estimated fair value of $91.2 million compared with a carrying cost of $102.3 million and an estimated fair value of $87.2 million at December 31, 2022.

The Company has one equity security (a CRA investment security) with a fair value of $12.6 million at September 30, 2023 compared with a fair value of $13.0 million at December 31, 2022, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $404,000 for the three and nine months ended September 30, 2023, as compared to an unrealized loss of $571,000 and $1.7 million for the same periods in 2022.

The carrying value of investment securities available for sale and held to maturity as of September 30, 2023 and December 31, 2022 are shown below:

	September 30, 2023		December 31, 2022
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,789	$183,415	$244,774	$190,542
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	362,595	305,052	372,471	325,738
SBA pool securities	28,250	23,734	31,934	27,427
State and political subdivisions	650	649	1,866	1,849
Corporate bond	10,000	8,155	10,000	9,092
Total investment securities available for sale	$646,284	$521,005	$661,045	$554,648
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	35,210	40,000	35,437
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	68,940	55,991	62,291	51,750
Total investment securities held to maturity	$108,940	$91,201	$102,291	$87,187
Total	$755,224	$612,206	$763,336	$641,835

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of September 30, 2023. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$29,146	$98,940	$55,329	$183,415
	—	1.24%	1.53%	1.75%	1.56%
Mortgage-backed securities-residential (A)	49,983	8,494	18,023	228,552	305,052
	6.08%	2.86%	1.91%	2.62%	3.06%
SBA pool securities	—	—	9,280	14,454	23,734
	—	—	1.99%	1.45%	1.65%
State and political subdivisions (B)	649	—	—	—	649
	1.86%	—	—	—	1.86%
Corporate bond	—	—	8,155	—	8,155
	—	—	4.81%	—	4.81%
Total investments available for sale	$50,632	$37,640	$134,398	$298,335	$521,005
	6.03%	1.57%	1.80%	2.38%	2.46%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	30,000	10,000	—	40,000
	—	1.47%	1.74%	—	1.54%
Mortgage-backed securities-residential (A)	—	—	—	68,940	68,940
	—	—	—	2.23%	2.23%
Total investments held to maturity	$—	$30,000	$10,000	$68,940	108,940
	—	1.47%	1.74%	2.23%	1.98%
Total	$50,632	$67,640	$144,398	$367,275	$629,945
	6.03%	1.53%	1.79%	2.35%	2.37%

(A)
Shown using stated final maturity.
(B)
Yields presented on a fully tax-equivalent basis using a 21 percent federal tax rate.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Service charges and fees	$1,319	$1,060	$259
Bank owned life insurance	310	299	11
Gain on sale of loans (mortgage banking)	37	60	(23)
Gain on sale of SBA loans	491	622	(131)
Corporate advisory fee income	85	102	(17)
Other income	3,541	1,868	1,673
Fair value adjustment for CRA equity security	(404)	(571)	167
Total other income (excluding wealth management income)	$5,379	$3,440	$1,939

	For the Nine Months Ended September 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Service charges and fees	$3,897	$3,075	$822
Bank owned life insurance	912	922	(10)
Gain on sale of loans (mortgage banking)	73	458	(385)
Gain on sale of SBA loans	2,194	6,141	(3,947)
Corporate advisory fee income	180	1,696	(1,516)
Other income	7,147	3,982	3,165
Loss on securities sale, net	—	(6,609)	6,609
Fair value adjustment for CRA equity security	(404)	(1,728)	1,324
Total other income (excluding wealth management income)	$13,999	$7,937	$6,062

The Company recorded total other income, excluding wealth management fee income, for the third quarter of 2023 and 2022 of $5.4 million and $3.4 million, respectively, reflecting an increase of $1.9 million or 56 percent. The Company recorded total other income, excluding wealth management fee income, of $14.0 million for the nine months ended September 30, 2023 compared to $14.5 million for the same period of 2022 (when excluding the $6.6 million loss on sale of securities executed in the nine months ended September 30, 2022), reflecting a decrease of $547,000.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The three and nine months ended September 30, 2023 and 2022 both were negatively impacted by both market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes. The three and nine months ended September 30, 2023 had a decline of $131,000 to $491,000 and $3.9 million to $2.2 million, respectively, when compared to the same 2022 periods.

The Company recorded corporate advisory fee income for the third quarter of 2023 of $85,000 compared to $102,000 for the same period ended September 30, 2022. The nine months ended September 30, 2023 included $180,000 of corporate advisory fee income compared to $1.7 million for the same 2022 period. The higher amount in the prior year was related to one major corporate advisory/investment banking acquisition transaction closed during the first quarter of 2022.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are not consistent from quarter to quarter.

For the quarter ended September 30, 2023, income from the sale of newly originated residential mortgage loans was $37,000 compared to $60,000 for the same quarter in 2022. The nine months ended September 30, 2023 included income from the sale of newly originated residential mortgages loans of $73,000 compared to $458,000 for the same 2022 period. The decrease for the three and nine months ended September 30, 2023 was the result of the lower volume of residential mortgage loans originated for sale due to a slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income for the quarter ended September 30, 2023 and 2022 included income by the Equipment Finance Division related to equipment transfers to lessees of $2.3 million and $547,000, respectively. Additionally, the Company recorded income related to unused commercial line fees of $794,000 and $818,000 for the three months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, other income included income related to equipment transfers to lessees of $2.7 million and $972,000 for the nine months ended September 30, 2023 and 2022, respectively. Other income also included $2.5 million and $1.5 million of unused commercial lines fees for the nine months ended September 30, 2023 and 2022, respectively.

The Company recorded a $404,000 loss on the fair value adjustment for CRA equity securities in the third quarter of 2023 compared to a loss of $571,000 for the same 2022 period. During the nine months ended September 30, 2023 and 2022, the Company recorded a loss on the fair value adjustment for CRA equity securities of $404,000 and $1.7 million, respectively.

Other income for the nine months ended September 30, 2022, included a $6.6 million loss on securities due to the Company’s balance sheet repositioning, by selling lower-yielding securities and replacing them with higher-yielding like duration multifamily loans.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Compensation and employee benefits	$25,264	$22,656	$2,608
Premises and equipment	5,214	4,534	680
FDIC assessment	741	510	231
Other Operating Expenses:
Professional and legal fees	1,619	1,180	439
Telephone	407	403	4
Advertising	482	574	(92)
Amortization of intangible assets	339	384	(45)
Other	3,347	3,319	28
Total operating expenses	$37,413	$33,560	$3,853

	For the Nine Months Ended September 30,		Change
(In thousands)	2023	2022	2023 vs 2022
Compensation and employee benefits	$76,204	$66,987	$9,217
Premises and equipment	14,317	13,821	496
FDIC assessment	2,181	1,484	697
Other Operating Expenses:
Professional and legal fees	4,143	3,630	513
Telephone	1,138	1,085	53
Advertising	1,584	1,545	39
Amortization of intangible assets	1,048	1,204	(156)
Branch restructure	175	372	(197)
Swap valuation allowance	—	673	(673)
Other	9,889	9,587	302
Total operating expenses	$110,679	$100,388	$10,291

Operating expenses for the three months ended September 30, 2023 and 2022 totaled $37.4 million and $33.6 million, respectively, reflecting an increase of $3.9 million, or 11 percent. Operating expenses for the nine months ended September 30, 2023 increased $10.3 million, or 10 percent, to $110.7 million from $100.4 million for the same period in 2022. The increased operating expenses for the three and nine months ended September 30, 2023 were principally attributable to: increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full-time equivalent employees from 476 at September 30, 2022 to 515 at September 30, 2023; normal annual merit increases, and increased FDIC assessment expense. The three and nine months ended September 30, 2023 included expenses associated with the previously announced expansion into New York City. The nine months ended September 30, 2023 also included $2.0 million of expense associated with the retirement of certain employees, $175,000 of expenses associated with the closure of three retail branch locations, and restricted stock expense of $409,000 associated with additional shares being granted to executives due to performance measures exceeding peers. The nine months ended September 30, 2022 included expenses totaling $372,000 associated with the consolidation of private banking offices, $1.5 million of severance expense related to staff reorganizations within several areas of the Bank and $673,000 of expense attributable to a swap valuation allowance.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $10.4 billion at September 30, 2023, reflecting a 5 percent increase from $9.9 billion at December 31, 2022 and an increase of 12 percent from $9.3 billion at September 30, 2022. The equity market had improved during the first nine months of 2023 and coupled with gross business inflows of $688 million, contributed to the increase in AUM/AUA.

In the September 2023 quarter, Peapack Private generated $14.0 million in fee income compared to $12.9 million for the September 2022 quarter, reflecting an 8 percent increase. For the nine months ended September 30, 2023, Peapack Private generated $42.0 million in fee income compared to $41.7 million in fee income for the same period in 2022, reflecting a 1 percent increase.

Operating expenses for the third quarter of 2023 declined slightly to $9.6 million as compared to $10.6 million for the third quarter of 2022. Operating expenses increased to $30.6 million for the nine months ended September 30, 2023 as compared to $29.4 million for the same period in 2023. Expenses relative to Peapack Private reflected increases due to overall growth in the business and new hires when comparing the nine months ended September 30, 2023 to the same period for 2022. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2023	2023	2023	2022	2022
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	70,809	34,505	28,659	18,974	15,724
Other real estate owned	—	—	116	116	116
Total nonperforming assets	$70,809	$34,505	$28,775	$19,090	$15,840

Performing modifications (A)(B)	$248	$248	$248	$—	$—

Performing TDRs (C)(D)	$—	$—	$—	$965	$2,761

Loans past due 30 through 89 days and still accruing	$9,780	$12,881	$2,762	$7,592	$7,248

Loans subject to special mention	$53,328	$53,606	$46,566	$64,842	$82,107

Classified loans	$94,866	$58,655	$58,010	$42,985	$27,507

Individually evaluated loans	$70,184	$33,867	$27,736	$16,732	$13,047

Nonperforming loans as a % of total loans (E)	1.29%	0.63%	0.53%	0.36%	0.30%
Nonperforming assets as a % of total assets (E)	1.09%	0.53%	0.44%	0.30%	0.26%
Nonperforming assets as a % of total loans plus other real estate owned (E)	1.29%	0.63%	0.54%	0.36%	0.31%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $3.1 million at September 30, 2023 and $777,000 at June 30, 2023.
(C)
Amounts reflect TDRs that are paying according to restructured terms. On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs.
(D)
Amount excludes $13.4 million at December 31, 2022 and $12.9 million at September 30, 2022 of TDRs included in nonaccrual loans.
(E)
Nonperforming loans/assets do not include performing TDRs or modifications.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $5.9 million and $599,000 for the third quarters of 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, the provision for credit losses was $9.1 million and $4.4 million, respectively. The increased provision for credit losses for both the three and nine months ended September 30, 2023, when compared to the same periods for 2022, was due principally to specific reserves of $5.5 million for two freight related credits totaling $33.4 million that were transferred to nonaccrual status during the quarter. The freight industry is currently facing a significant downturn due to imbalance in supply and demand. Additionally, loan growth of $201.5 million contributed to the provision for credit losses during the first nine months of 2023. The allowance for credit losses was $68.6 million as of September 30, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses (“ACL”) was due to the provision for credit losses of $9.1 million partially offset by net charge-offs of $1.3 million. The allowance for credit losses as a percentage of loans was 1.25 percent at September 30, 2023 compared to 1.15 percent at December 31, 2022. The ACL recorded on individually evaluated loans was $8.1 million at September 30, 2023 compared to $1.5 million as of December 31, 2022. Total individually evaluated loans were $70.1 million and $16.7 million as of September 30, 2023 and December 31, 2022, respectively. The increase in the balance of individually evaluated loans was primarily due to three multifamily relationships totaling $18.9 million and the above-mentioned freight related credits that transferred to nonaccrual status during the first nine months of 2023. The general component of the allowance increased from $59.3 million at December 31, 2022 to $60.5 million at September 30, 2023.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2023	2023	2023	2022	2022
Allowance for credit losses:
Beginning of period	$62,704	$62,250	$60,829	$59,683	$59,022
Provision for credit losses (A)	5,944	1,666	1,464	2,103	665
(Charge-offs)/recoveries, net	(56)	(1,212)	(43)	(957)	(4)
End of period	$68,592	$62,704	$62,250	$60,829	$59,683

Allowance for credit losses as a % of total loans	1.25%	1.15%	1.16%	1.15%	1.15%

General allowance for credit losses as a % of total loans	1.10%	1.11%	1.11%	1.12%	1.11%

Allowance for credit losses as a % of non-performing loans	96.87%	181.72%	217.21%	320.59%	379.57%

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. The provision to rollforward the ACL excludes a credit of $88,000 for the three months ended September 30, 2023, a provision of $30,000 for the three months ended June 30, 2023, a provision of $49,000 for the three months ended March 31, 2023, a credit of $173,000 for the three months ended December 31, 2022 and a credit of $66,000 for the three months ended September 30, 2022 related to off-balance sheet commitments.

INCOME TAXES: Income tax expense for the quarter ended September 30, 2023 was $3.8 million as compared to $7.6 million for the same period in 2022. During the nine months ended September 30, 2023, the Company recorded income tax expense of $15.4 million compared to $19.2 million for the same period in 2022.

The effective tax rate for the three months ended September 30, 2023 was 30.52 percent compared to 27.47 percent for the same quarter in 2022. The higher tax rate for the 2023 quarter was primarily due to the impact of certain non-deductible expenses related to compensation and benefits. The effective tax rate for the nine months ended September 30, 2023 was 27.67 percent compared to 26.32 percent for the same 2022 period.

The nine months ended September 30, 2023 and 2022 both benefited from the vesting of restricted stock at prices higher than grant prices. The nine months ended September 30, 2023 included additional expense associated with recent legislation that changed the nexus standard for New York City business tax.

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

Capital increased as a result of net income of $40.3 million for the nine months ended September 30, 2023 which was partially offset by additional loss in accumulated other comprehensive losses of $7.4 million, net of tax ($10.0 million loss related to the available for sale portfolio and a $2.6 million gain on cash flow hedges), purchases of shares through the Company’s stock repurchase program and $2.6 million for cash dividends paid during the period. The Company repurchased 367,014 shares, at an average price of $28.29, for a total cost of $10.4 million during the nine months ended September 30, 2023.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on June 30, 2023 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2023 and December 31, 2022, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.75 percent at September 30, 2023.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total capital (to risk-weighted assets)	$768,979	14.47%	$531,413	10.00%	$425,130	8.00%	$557,983	10.50%

Tier I capital (to risk-weighted assets)	702,517	13.22	425,130	8.00	318,848	6.00	451,701	8.50

Common equity tier I (to risk-weighted assets)	702,499	13.22	345,418	6.50	239,136	4.50	371,989	7.00

Tier I capital (to average assets)	702,517	10.75	326,761	5.00	261,409	4.00	261,409	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital (to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I (to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital (to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023:
Total capital (to risk-weighted assets)	$784,777	14.76%	N/A	N/A	$425,457	8.00%	$558,413	10.50%

Tier I capital (to risk-weighted assets)	592,061	11.13	N/A	N/A	319,093	6.00	452,048	8.50

Common equity tier I (to risk-weighted assets)	592,043	11.13	N/A	N/A	239,320	4.50	372,275	7.00

Tier I capital (to average assets)	592,061	9.05	N/A	N/A	261,697	4.00	261,697	4.00

As of December 31, 2022:
Total capital (to risk-weighted assets)	$754,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital (to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I (to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital (to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended September 30, 2023 were purchased in the open market.

On September 27, 2023, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 27, 2023 to shareholders of record on November 9, 2023.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $187.9 million at September 30, 2023. In addition, the Company had $521.0 million in securities designated as available for sale at September 30, 2023. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $414.0 million and $99.0 million as of September 30, 2023, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of September 30, 2023, the Company had approximately $2.8 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 294 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at September 30, 2023. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of September 30, 2023, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan in place. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at September 30, 2023.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ASSET/LIABILITY MANAGEMENT: The Company’s management Asset/Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset/liability strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

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
•
Maintain adequate levels of capital; and

•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of September 30, 2023.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2023, $580.6 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2023. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2023.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2023, net interest income would decrease approximately 2.2 percent in year 1 and increase by 0.3 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at September 30, 2023, net interest income would increase approximately 2.4 percent for year 1 and decrease 0.4 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point decrease in market rates at September 30, 2023, net interest income for year 1 would increase approximately 3.7 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 1.6 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of September 30, 2023 and that net interest income would improve in a falling rate environment, but decline in a rising rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2023.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+100	$609,662	$(42,995)	(6.59)%	10.07%	(47)
Flat interest rates	652,657	—	—	10.54	—
-100	735,694	83,037	12.72	11.53	99
-200	749,929	97,272	14.90	11.53	99

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Controls can be circumvented by individual acts , by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There are no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as updated by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
July 1, 2023 -
July 31, 2023	—	—	$—	666,000
August 1, 2023 -
August 31, 2023	100,000	503	27.88	566,000
September 1, 2023 -
September 30, 2023	—	12	26.84	566,000
Total	100,000	515	$27.88

(A) Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.

(B) On January 26, 2023, the Company’s Board of Directors approved a plan to repurchase up to 890,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through December 31, 2024. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company’s liquidity and capital requirements and alternative uses of capital.

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey. The Company acquired all of Point View’s outstanding stock, which had approximately $325 million of assets under management at closing. The terms of the acquisition included cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about September 15 of 2020, 2021, 2022 and 2023. On August 8, 2023, the Company issued 19,197 shares of Company common stock to the Point View shareholder pursuant to the agreement. These Company shares were issued without registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement .”

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 8, 2023	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 8, 2023	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)