Form 10-K
period 2023-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2024-03-12
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $454 million on June 30, 2023.

As of March 1, 2024, 17,752,341 shares of no par value Common Stock were outstanding.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Livingston, New Jersey USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) are incorporated by reference into Part III. The Company expects to file the 2024 Proxy Statement within 120 days of December 31, 2023.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2023

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

The Corporation

Peapack-Gladstone Financial Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company was organized under New Jersey law in 1997 by the Board of Directors of Peapack-Gladstone Bank (the “Bank”), its principal subsidiary. The Bank is a state chartered commercial bank founded in 1921 under New Jersey laws. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack-Gladstone Bank is committed to offering unparalleled client service. Additionally, the Company signed a lease for future market expansion into New York City.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 18 locations. Internet banking, including an online bill payment option and mobile phone banking, is available.

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

Human Capital Resources

We believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our customers. As of December 31, 2023, we had 521 full-time and part-time employees, with 274 at our corporate headquarters, 92 in our branch offices and 155 in other locations. We believe that we have good relationships with our employees.

Hiring and Promotion

We look to hire internally for positions whenever possible. When this is not the case, we source candidates from multiple avenues, including referrals, utilizing online platforms such as LinkedIn, Indeed, Circa, the New Jersey Department of Labor website and our own corporate website. We also post advertisements at our branch locations, participate in on-site career fairs, and reach out to local community organizations to promote open positions. Additionally, we meet with local colleges and host career workshops for students to further develop our talent pool. This approach has improved our brand awareness in the community and our ability to grow diverse hires.

Talent Development

The continuous development and succession of our employees is a primary focus. We conduct regular talent reviews for the purpose of succession planning and developing our employees. In addition to regulatory training courses, we offer ethics and subject matter training sessions regularly. On an annual basis, we offer career development, performance enhancement and leadership development opportunities. Experiential learning opportunities are also available on an individualized basis. We maintain a mentorship program and a peer recognition program in which all employees can participate. Our President and CEO hosts a monthly company update accessible to all employees. Tuition reimbursement, up to $10,000 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We conduct an annual employee engagement survey by utilizing the American Banker ‘Best Banks to Work for Survey’, a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, role satisfaction, pay and benefits and overall engagement. We review the detailed results to identify areas of opportunity and develop steps to improve, as well as take actions in those areas. We invite all employees to participate and have received a high level of survey participation. Based on our survey results, we have been awarded recognition as an American Banker ‘Best Banks to Work For’ for the previous six years (2018-2023).

Diversity, Equity and Inclusion

We are an employer that champions diversity, equity and inclusion in our workplace. Our strategy focuses on maintaining hiring levels that are representative of the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to drive a more diverse workforce, with focus in the areas of brand awareness and sourcing, recruiting and hiring, cultural awareness and appreciation, and furthering our development opportunities for all employees.

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

Work/life balance is an important part of our culture, and in support of this we offer a broad list of benefits for eligible employees, which includes a comprehensive suite of health insurance benefits, paid time off, maternity and paternity leave, access to employee assistance programs, retirement planning and 401(k) Plan participation with a generous company match. Wellness programs are deeply embedded in our culture and other ancillary benefits such as pet insurance, identity protection coverage and supplemental insurance are provided.

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and clients. Our employees are generous with their time in their support of local organizations. In 2023, we performed over 2,000 hours of service and provided financial support to over 271 charitable organizations. We are proud to be known and recognized locally and nationally for our community involvement.

Peapack-Gladstone Bank’s Private Wealth Management Division (“Peapack Private”)

Peapack Private is a New Jersey-chartered trust and investment business with $10.9 billion of assets under management and/or administration as of December 31, 2023. It is headquartered in Bedminster, New Jersey with additional private banking locations throughout New Jersey in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware. Peapack Private is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

Our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further, both in and around our market; through our existing wealth, loan and depository client base; our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the New Jersey, New York, and Pennsylvania metropolitan statistical area, with our primary market areas being in New Jersey and New York. According to estimates from the United States Census Bureau, as of 2018-2022, New Jersey had a total population exceeding 9.3 million and a median household income of $97,126, and Somerset County, where we are headquartered, is one of the wealthiest counties in New Jersey, with a median household income of $131,948; compared to a U.S. median household income of $75,149. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

We also face direct competition for wealth and advisory services from registered investment advisory firms and investment management companies.

Our Business Strategy

In 2022, we initiated the “Refining Our Strategy” phase of our Strategic Plan, a natural evolution of the groundwork set forth in 2013. Almost ten years after the launch and successful execution of the “Expanding Our Reach” strategy, we recognized refinements were necessary to address several industry headwinds that assume:

•
margin pressure is likely to continue for the foreseeable future given the expansion of digital banks and nature of economic cycles, including the current economic climate with a continued inversion of the yield curve, elevated interest rates, and intense competition for deposits, especially locally;

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

On the heels of several major bank failures in 2023, we believe it is more important than ever to remain grounded in our relationship-based approach while continuing to diversify our business model further, included geographic expansion.

The key elements of our business strategy include:

•
a robust wealth management business that provides a diversified and stable source of revenue over time, through organic growth and strategic acquisitions;
•
an emphasis on commercial banking with private bankers focused on providing high-touch client service through an advice-based approach encompassing corporate and industrial (“C&I”) lending (including equipment finance lending and leasing), wealth management, depository services, electronic banking, Small Business Administration (“SBA”) loans, other commercial real estate lending, and corporate advisory services;
•
a unified “One Company” culture heavily focused on unparalleled “white glove” customer service designed and centered around best-in-class hospitality standards and delivered by experienced industry professionals across all business lines;
•
highly efficient branch network and deposit gathering processes;
•
expanding our footprint to include areas that naturally fit with our geography and/or business model;
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

The Bank Holding Company Act prohibits the Company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and (ii) from engaging in any business other than banking, managing and controlling banks, or furnishing services to subsidiary banks, However, the Company may apply to engage in, or own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Bank Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Generally, federal regulatory approval to make acquisitions requires as prerequisites satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies, among other things. Federal law provides that a bank holding company must act as a source of financial strength to its subsidiary bank and commit resources to support the subsidiary banks in circumstances in which it might not do so absent that law. Acquisitions through the Bank require the approval of the FRB and the NJDOBI.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions. The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined for compliance with consumer protection-related laws and regulations by their applicable federal bank regulators.

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

FRB regulations require member banks to meet several minimum capital standards established by the federal banking agencies, which are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision: a common equity Tier 1 (“CET1”) capital to risk-based assets ratio of 4.5 percent, a Tier 1 capital to risk-based assets ratio of 6.0 percent, a total capital to risk-based assets ratio of 8.0 percent, and a Tier 1 capital to total assets leverage ratio of 4.0 percent.

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

The capital requirements also require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer,” composed entirely of CET1, on top of the minimum risk-weighted asset ratios, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7.0 percent, (ii) Tier 1 capital to risk-weighted assets of at least 8.5 percent, and (iii) total capital to risk-weighted assets of at least 10.5 percent. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets, or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. The Company and the Bank were in compliance with the capital requirements, including the capital conservation buffer, as of December 31, 2023.

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. The FRB maintains regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater and a CET1 ratio of 6.5 percent or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater and a CET1 ratio of 4.5 percent or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent or a CET1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent or a CET1 ratio of less than 3.0 percent. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

The Company and the Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2023 under the “prompt corrective action” regulations in effect as of such date.

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

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor per account ownership category.

The FDIC charges insured depository institutions ("IDI") premiums to maintain the Deposit Insurance Fund. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Effective January 1, 2023, assessment rates for institutions of the Bank’s size ranged from 2.5 to 32 basis points.

Further, on November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an IDI will be equal to the institution's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods.

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

Community Reinvestment Act

Pursuant to the federal Community Reinvestment Act (the “CRA”), the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FRB periodically assesses the Bank’s record of performance under the CRA and issue one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the FRB in 2021 and resulted in an overall rating of “Satisfactory.” On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development

Financing Test, and the Community Development Services Test. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.

Privacy

Federal banking regulators, as required under the Gramm-Leach-Bliley Act, have adopted regulations limiting the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. The regulations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to non-affiliated third parties. The privacy provisions of the Gramm-Leach-Bliley Act affect how consumer information is transmitted through diversified financial services companies and conveyed to outside vendors.

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

The Company is also subject to FRB policies, which may, in certain circumstances, limit its ability to pay dividends. FRB policy is that a bank holding company should pay cash dividends only out of current earnings and only if the prospective rate of earnings retention is consistent with the holding company’s capital needs, asset quality and overall financial condition. In addition, FRB guidance sets forth the supervisory expectation that bank holding companies will inform and consult with FRB staff in advance of issuing a dividend that exceeds earnings for the quarter and should inform the FRB and should eliminate, defer or significantly reduce dividends if: (i) net income available to stockholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) prospective rate of earnings retention is not consistent with the bank holding company’s capital needs and overall current and prospective financial condition; or (iii) the bank holding company will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

The FRB policies require, among other things, that a bank holding company must maintain a minimum capital base and serve as a source of strength to its subsidiary banks. The FRB by supervisory letters has advised holding companies that it is has supervisory concerns when the level of dividends is too high and would seek to prevent dividends if the dividends paid by a holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts. FRB policy also provides for regulatory review prior to a holding company (i) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (ii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. We have existing policies, procedures and systems designed to comply with this act and its implementing regulations.

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
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected; and
•
Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.

The operations of the Bank are also subject to the:

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
•
The Bank Secrecy Act and the USA PATRIOT Act and their implementing regulations, which require the Bank to maintain a compliance program to detect and prevent money laundering, terrorist financing, and illicit crime, to maintain a customer identification program and other internal controls, conduct customer due diligence, administer training, maintain specified records, and report suspicious activity, among other things; and
•
Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals.

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

Risks Related to Economic Matters

Negative developments in the financial services industry and U.S. and global credit markets and the U.S. debt obligations may adversely impact our operations and results.

Our businesses and operations, which primarily consist of lending money, accepting deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions or a return of recessionary conditions and/or negative developments in the domestic and international credit markets are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity.

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

Unlike larger regional banks that operate in large geographies, much of our business is with clients located within Central and Northern New Jersey, Pennsylvania, as well as New York City. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Due to our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic and business conditions in our market area could reduce our growth, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave our loans under-secured, which could adversely affect our earnings.

Inflation and increase in market interest rates and potential effects from a recession can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. In response to a pronounced rise in inflation the Federal Reserve Board raised certain benchmark interest rates. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease further. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation, rising interest rates, and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. Sustained higher interest rates by the Federal Reserve Board to tame persistent inflationary price pressures could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which, could adversely affect our business, financial condition and results of operations. Further, continued high market interest rates may reduce our loan origination volume, particularly refinance volume, and/or reduce our interest rate spread, which could have an adverse effect on our profitability and results of operations.

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

Our concentrations of loans in certain industries could have adverse effects on credit quality.

As of December 31, 2023, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $107.0 million, or 2.0 percent of total loans; and (ii) borrowers in the retail industry of $229.4 million, or 4.2 percent of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The performance of our New York multifamily real estate loans could be adversely impacted by regulation.

In June 2019, New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. As a result, the value of the collateral located in New York securing our multifamily loans or the future net operating income of such properties could potentially become impaired. At December 31, 2023, our total multifamily rent regulated exposure in New York was approximately $941 million, or 17 percent, of the total loan portfolio.

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

Our commercial real estate loan and commercial C&I portfolios expose us to greater risks than other mortgage loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans for individuals and businesses for various purposes. The repayment of these loans typically depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, non-owner-occupied commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on non-owner-occupied commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio may require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

The source of repayment of C&I loans is typically the cash flows of the borrowers’ businesses. These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself. The collateral securing the loans and leases often depreciates over time, is difficult to appraise and liquidate and fluctuates in value based on the success of the business. In addition, many commercial business loans have a variable rate which is indexed off of a floating rate such as the U.S. Prime Rate or the Secured Overnight Financing Rate. If interest rates rise, the borrower's debt service requirement may increase, negatively impacting the borrower's ability to service their debt.

The level of the commercial real estate loan portfolio may subject the Bank to additional regulatory scrutiny.

The federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, the Bank has a concentration in commercial real estate lending, as such loans represented 375 percent of total bank capital as of December 31, 2023. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

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

Changes in the estimated fair value of debt securities may reduce stockholders’ equity and net income.

At December 31, 2023, the Company maintained a debt securities portfolio of $658.4 million, of which $550.6 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). A decrease can occur even though the securities are not sold.

Other Risks Related to Our Business

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of war or terrorism, government shutdowns, geopolitical events and other potential external events.

We are exposed to the risks of public health issues, natural disasters, pandemics, severe weather, acts of war or terrorism, and other potential external events, any of which could have a significant impact on our ability to conduct business. In addition, such events could: impair the ability of borrowers to qualify for loans and/or repay their obligations, impair the value of collateral securing loans, cause depositors to withdraw funds, cause wealth management clients to withdraw assets under management, and/or cause us to incur additional expenses. Further, any of these events could affect the financial markets in general, causing a diminishment in the market value of assets under management for our wealth management clients and/or cause a yield curve not advantageous to the Company or the banking industry in general. Any of the above could have a material adverse effect on our financial condition and/or results of operations. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including escalating military tension between Russia and Ukraine, terrorism or other geopolitical events.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interconnected as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, investment banks, commercial banks, and other institutional clients. Some of these transactions expose us to credit risk if there is a default by our client or counterparty. Additionally, our credit risk may be impaired when collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the credit or derivative exposure due us; such losses could have a material adverse effect on our financial condition and results of operations.

In early 2023, the failures of Silicon Valley Bank, First Republic Bank, and Signature Bank resulted in decreased confidence in banks among depositors, other counterparties and investors. Such events and developments could materially and adversely affect our business or financial condition, including through declines in deposits, increased costs of funds, potential liquidity pressures, increased regulation, and declines and volatility in the price of our common stock.

Risks Relating to Regulatory Matters

The Dodd-Frank Wall Street Reform and Consumer Protection Act has and may continue to adversely affect our business activities, financial condition, and profitability by increasing our regulatory compliance burden and associated costs, placing restrictions on certain products and services, and limiting our future capital raising strategies.

The Dodd-Frank Act has and may continue to increase our regulatory compliance burden. Among the Dodd-Frank Act’s significant regulatory changes, it created the CFPB, which is empowered to promulgate new consumer protection regulations and revise existing regulations in many areas of consumer protection. Moreover, the Dodd-Frank Act permits states to adopt stricter consumer protection laws and state attorney generals may enforce consumer protection rules issued by the CFPB. These changes have increased, and may continue to increase, our regulatory compliance burden and costs and may restrict the financial products and services we offer to our clients. The Dodd-Frank Act also increased regulation of derivatives and hedging transactions, which could limit our ability to enter into, or increase the costs associated with, interest rate and other hedging transactions.

Government regulation significantly affects our business.

The banking industry is extensively regulated. Banking regulations are intended primarily to protect depositors, and the FDIC deposit insurance fund, not our shareholders. We are subject to regulation and supervision by the New Jersey Department of Banking and Insurance and the Federal Reserve Bank. Such regulation and supervision governs the activities in which an institution and its holding company may engage. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on operations, the classification of assets and determination of the level of the allowance for credit losses. Regulatory requirements affect our lending practices, capital structure, investment practices, dividend policy and growth. In addition, changes in laws, regulations and regulatory practices affecting the banking industry may limit the manner in which we conduct our business. Such changes may adversely affect us, including our ability to offer new products and services, obtain financing, attract deposits, make loans and achieve satisfactory spreads and may impose additional costs on us.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support its operations. We may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on its financial performance. Accordingly, we cannot be assured of its ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired. Further, if we raise capital through the issuance of additional shares of our common stock, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

We are subject to certain capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.

A financial institution and its holding company, such as the Bank and the Company, are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the required amounts. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

A “brokered deposit” is any deposit that is obtained from or through the mediation or assistance of a deposit broker, which includes larger correspondent banks and securities brokerage firms. These deposit brokers attract deposits from individuals and companies throughout the country and internationally whose deposit decisions are based almost exclusively on obtaining the highest interest rates. At December 31, 2023, brokered deposits represented approximately 2.5 percent of our total deposits and equaled $130.5 million, comprised of the following: interest-bearing demand-brokered of $10.0 million, and brokered certificates of deposits of $120.5 million. To continue to maintain our level of brokered deposits, we may be forced to pay higher interest rates than contemplated by our asset-liability pricing strategy. In addition, banks that become less than “well capitalized” under applicable regulatory capital requirements may be restricted in their ability to accept or be prohibited from accepting brokered deposits. If this funding source becomes more difficult or expensive to access, we will have to seek alternative funding sources in order to continue to fund our growth. This may include increasing our reliance on Federal Home Loan Bank borrowings, attempting to attract non-brokered deposits, reducing our available for sale securities portfolio or selling loans. There can be no assurance that brokered deposits will be available, or if available, sufficient to support our continued growth.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

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

Our board of directors relies on management and outside consultants in overseeing cybersecurity risk management.

The Company has a standing Information Technology Committee. The Chief Information Officer is the primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. The Company also engages outside consultants to support its cybersecurity efforts. Our directors do not have significant experience in cybersecurity risk management in other business entities comparable to the Company and rely on the Chief Information Officer and other consultants for cybersecurity guidance.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Peapack-Gladstone Bank’s risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology and potential of cyber threats. Peapack-Gladstone Bank’s Information Security Officer is primarily responsible for cybersecurity and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Information Technology Steering Committee and Peapack-Gladstone Bank’s board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impact of external threat events or other efforts to penetrate, disrupt or misuse Peapack-Gladstone Bank systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. Peapack-Gladstone Bank’s Information Security Officer and Chief Information Officer, who reports directly to the Chief Operating Officer, along with other key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of Peapack-Gladstone Bank’s efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of Peapack-Gladstone Bank infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and Peapack-Gladstone Bank’s supply chain. We also actively monitor our email gateways for malicious phishing e-mail campaigns and monitor remote connections as a significant portion of Peapack-Gladstone Bank’s workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to Peapack-Gladstone Bank’s information security program, to assess their design and operating effectiveness and make recommendations to strengthen the Bank’s risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Bank’s Information Technology Steering Committee as well as the board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of Peapack-Gladstone Bank’s organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. Peapack-Gladstone Bank’s internal systems,processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company, including its business strategy, results of operations, or financial condition.

Governance

Peapack-Gladstone Bank’s Chief Information Officer, Chief Technology Officer, and Information Security Officer are accountable for managing and ensuring compliance with the Bank’s information security program. Included in the responsibilities of this management team is the oversight and the administration of the cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience.

Peapack-Gladstone Bank’s board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology and cyber related business impact. This committee provides oversight and governance of the technology program and the information security program. The committee is chaired by managers within the enterprise information technology department and include the Chief Information Officer, Chief Technology Officer, and Information Security Officer. The committee meets quarterly to provide oversight of the risk management strategy,standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings may occur to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Bank’s board of directors.

The Bank’s board of directors are responsible for overseeing Peapack-Gladstone Bank’s information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. Peapack-Gladstone Bank’s Information Security Officer, Chief Information Officer, and Chief Technology Officer provide reports to the Bank’s board of directors regarding the information security program, technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves Peapack-Gladstone Bank’s information security program, technology budgets, and strategies annually.

Item 2. PROPERTIES

The Company owns eight branches and leases eight branches. The Company leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton and Teaneck, New Jersey and wealth offices in Greenville, Delaware, Morristown, New Providence, Red Bank and Summit, New Jersey and Bonita Springs, Florida. The Company has signed a lease for future market expansion in New York City. We consider our present facilities to be sufficient for our current operations.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 1, 2024, there were approximately 1,240 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2018 (Five Year Total Return Performance), in (a) the Company’s common stock; (b) the KBW NASDAQ Regional Banking Index (top 50 U.S. banks); and (c) the Proxy Peer Group. The graph is calculated assuming that all dividends are reinvested during the relevant periods.

The KBW NASDAQ Regional Banking Index is comprised of the largest money center banks in the U.S. (i.e. those included in the KBW NASDAQ Bank Index), but also includes smaller regional banks. The Peer Group is comprised of the bank peer group included in the Company’s 2024 Proxy that the Company utilized for monitoring its executive compensation. (Note that banks that have since been acquired or did not file their required reports on a timely basis have been excluded.)

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

The Company believes each of these indexes/groups are more closely aligned with the operations of the Company.

	Period Ended
Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Peapack-Gladstone Financial Corporation	$100.00	$123.59	$91.97	$143.95	$152.22	$122.82
KBW NASDAQ Regional Banking Index	100.00	123.81	113.03	154.45	143.75	143.17
Peer Group	100.00	117.14	95.47	144.45	120.71	111.93

Stock Repurchases

The following table sets forth information for the quarter ended December 31, 2023 with respect to common shares repurchased and common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2023 -
October 31, 2023	36,886	—	$22.76	529,114
November 1, 2023 -
November 30, 2023	48,916	—	24.28	480,198
December 1, 2023 -
December 31, 2023	2,525	585	25.68	477,673
Total	88,327	585	$23.86
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

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey, which had approximately $325 million of assets under management at closing for cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, are payable on or about September 15 of 2020, 2021, 2022 and 2023. The Company issued 14,220 shares of Company common stock to the Point View shareholder pursuant to an agreement on each of September 17, 2021, and September 19, 2022. On August 8, 2023, the Company issued 19,197 shares of Company common stock to the Point View shareholder pursuant to the agreement. These Company shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

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
•
the impact of anticipated higher operating expenses in 2024 and beyond;
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
•
legislative and regulatory actions that may result in increased compliance costs;
•
a potential government shutdown;
•
successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events or natural disasters;
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
•
impact from the pandemic on our business, operations, customers, allowance for credit losses and capital levels;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements contains a summary of the Company’s significant accounting policies.

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

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance Management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include, among others, changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition, legal and regulatory requirements. The allowance is available for any loan that, in Management’s judgment, should be charged off.

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, the boroughs of New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

For the year ended December 31, 2023, the Company recorded net income of $48.9 million, and diluted earnings per share of $2.71, compared to $74.2 million and $4.00, respectively, for 2022, reflecting decreases of $25.4 million, or 34 percent, and $1.29 per share, or 32 percent, respectively. During 2023, the Company continued to focus on executing its Strategic Plan, which included ongoing investment in our private banking model. During 2023, the Company also made a strategic decision to expand into New York City by hiring a team of experienced professionals to gain entry into this market. The Strategic Plan calls for expansion of the Company’s wealth management business, organically and through acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are selected highlights from 2023:

•
At December 31, 2023, the market value of assets under management and/or administration, through the Peapack Private Wealth Management Team, was $10.9 billion, reflecting an increase of 10 percent from $9.9 billion at December 31, 2022.
•
Wealth Management fee income was $55.7 million in 2023, which comprised 24 percent of total revenue for the year.
•
Total loans increased by $144 million, or 3 percent, to 5.4 billion at December 31, 2023 compared to $5.3 billion at December 31, 2022.
•
At December 31, 2023, total C&I loans (including equipment finance loans) comprised 42 percent of the total loan portfolio.

•
Noninterest-bearing demand deposits comprised 18 percent of total deposits as of December 31, 2023.
•
Core deposits (which includes noninterest-bearing demand and interest-bearing demand, savings and money market accounts) totaled 89 percent of total deposits at December 31, 2023.
•
Book value per share increased 10 percent to $32.90 at December 31, 2023 from $29.92 at December 31, 2022.
•
The Company and the Bank’s capital ratios at December 31, 2023 remain well above regulatory well capitalized standards.

EARNINGS SUMMARY: The following table presents certain key aspects of our performance for the years ended December 31, 2023, 2022 and 2021.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Results of Operations:
Interest income	$304,010	$211,875	$160,067	$92,135	$51,808
Interest expense	147,921	35,795	22,006	112,126	13,789
Net interest income	156,089	176,080	138,061	(19,991)	38,019
Provision for loan losses	14,091	6,353	6,475	7,738	(122)
Net interest income after provision for loan losses	141,998	169,727	131,586	(27,729)	38,141
Wealth management fee income	55,747	54,651	52,987	1,096	1,664
Other income	17,831	11,766	19,256	6,065	(7,490)
Total operating expense	148,295	133,800	126,167	14,495	7,633
Income before income tax expense	67,281	102,344	77,662	(35,063)	24,682
Income tax expense	18,427	28,098	21,040	(9,671)	7,058
Net income	$48,854	$74,246	$56,622	$(25,392)	$17,624

Per Share Data:
Basic earnings per common share	$2.74	$4.09	$3.01	$(1.35)	$1.08
Diluted earnings per common share	2.71	4.00	2.93	(1.29)	1.07
Cash dividends declared	0.20	0.20	0.20	—	—
Book value end-of-period	32.90	29.92	29.70	2.98	0.22

Average common shares outstanding	17,849,558	18,161,605	18,788,679	(312,047)	(627,074)
Common stock equivalents (dilutive)	199,494	406,493	503,923	(206,999)	(97,430)
Diluted average common shares outstanding	18,049,052	18,568,098	19,292,602	(519,046)	(724,504)

Average equity to average assets	8.70%	8.56%	8.93%	0.14%	(0.37)%
Return on average assets	0.76	1.20	0.94	(0.44)	0.26
Return on average equity	8.77	14.02	10.56	(5.25)	3.46
Dividend payout ratio	7.28	4.91	6.67	2.37	(1.76)

Net interest margin	2.48	2.91	2.38	(0.43)	0.53
Noninterest expenses to average assets	2.32	2.16	2.10	0.16	0.06
Noninterest income to average assets	1.15	1.07	1.20	0.08	(0.13)

Balance sheet data (at period end):
Total assets	$6,476,857	$6,353,593	$6,077,993	$123,264	$275,600
Securities held to maturity	107,755	102,291	108,680	5,464	(6,389)
Securities available to sale	550,617	554,648	796,753	(4,031)	(242,105)
CRA equity security, at fair value	13,166	12,985	14,685	181	(1,700)
FHLB and FRB stock, at cost	31,044	30,672	12,950	372	17,722
Total loans	5,429,325	5,285,246	4,806,721	144,079	478,525
Allowance for loan losses	65,888	60,829	61,697	5,059	(868)
Total deposits	5,274,114	5,205,164	5,266,149	68,950	(60,985)
Total shareholders’ equity	583,681	532,980	546,388	50,701	(13,408)
Cash dividends:
Common	3,558	3,645	3,775	(87)	(130)
Assets under management and/or administration at Wealth Management Division (market value)	$ 10.9 billion	$ 9.9 billion	$ 11.1 billion	$ 1.0 billion	$ (1.2) billion

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Asset quality ratios (at period end):
Nonperforming loans to total loans	1.13%	0.36%	0.32%	0.77%	0.04%
Nonperforming assets to total assets	0.95	0.30	0.26	0.65	0.04
Allowance for loan losses to nonperforming loans	107.44	320.59	396.18	(213.15)	(75.59)
Allowance for loan losses to total loans	1.21	1.15	1.28	0.06	(0.13)
Net charge-offs/(recoveries) to average loans plus other real estate owned	0.17	0.02	0.27	0.15	(0.25)

Liquidity and capital ratios:
Average loans to average deposits	102.29%	94.97%	89.17%	7.32%	5.80%
Total shareholders’ equity to total assets	9.01	8.39	8.99	0.62	(0.60)

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	14.95%	14.73%	14.64%	0.22%	0.09%
Regulatory leverage ratio	9.19	8.90	8.29	0.29	0.61
Noninterest bearing deposits to total deposits	18.16	23.94	18.16	(5.78)	5.78
Time deposits to total deposits	10.85	7.11	9.02	3.74	(1.91)

2023 compared to 2022

The Company recorded net income of $48.85 million and diluted earnings per share of $2.71 for the year ended December 31, 2023, compared to net income of $74.25 million and diluted earnings per share of $4.00 for the year ended December 31, 2022. These results produced a return on average assets of 0.76 percent and 1.20 percent for 2023 and 2022, respectively, and a return on average shareholders’ equity of 8.77 percent and 14.02 percent for 2023 and 2022, respectively.

The decrease in net income for 2023 was principally driven by the Company’s decreased net interest income due to net interest margin contraction as a result of higher deposit rates experienced during 2023 and increases in the provision for loan losses and operating expenses, offset by an increase in other income. Clients continue to migrate out of noninterest bearing checking products and into higher costing alternatives, which has lead to intense competition for deposit balances from other banks and alternative investment opportunities due to the significant rise in interest rates. Both market volatility and the higher interest rate environment resulted in lower SBA sale premiums and origination volumes. The year ended December 31, 2023 reflects a decline of $4.3 million in gain on sale of SBA loans to $2.4 million when compared to $6.8 million for 2022. Operating expenses increased by $14.5 million due to increased corporate and health insurance costs, hiring in line with the Company's strategic plan, normal merit increases and expenses associated with the expansion of the Company into New York City. The year ended December 31, 2023 included one-time charges of $2.0 million related to the retirement of certain employees and $565,000 of expense associated with the closure of three retail branches.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and interest paid on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on interest-earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest margin ("NIM") is calculated as net interest income as a percent of total interest-earning assets. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2023, 2022 and 2021 (on a fully tax-equivalent basis "FTE"):

Year Ended December 31, 2023
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$800,811	$19,743	2.47%
Tax-exempt (1)(2)	1,251	50	4.00
Loans (2)(3):
Mortgages	562,488	19,733	3.51
Commercial mortgages	2,494,427	108,819	4.36
Commercial	2,254,617	144,141	6.39
Commercial construction	10,115	918	9.08
Installment	51,929	3,454	6.65
Home Equity	34,332	2,624	7.64
Other	257	29	11.28
Total loans	5,408,165	279,718	5.17
Federal funds sold	—	—	—
Interest-earning deposits	146,977	6,075	4.13
Total interest-earning assets	6,357,204	305,586	4.81%
Noninterest-earning assets:
Cash and due from banks	8,973
Allowance for loan losses	(64,149)
Premises and equipment	23,986
Other assets	79,192
Total noninterest-earning assets	48,002
Total assets	$6,405,206
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,777,390	$88,829	3.20%
Money markets	862,686	18,432	2.14
Savings	124,538	229	0.18
Certificates of deposit - retail and listing service	400,155	11,736	2.93
Subtotal interest-bearing deposits	4,164,769	119,226	2.86
Interest-bearing demand - brokered	13,973	611	4.37
Certificates of deposit - brokered	67,998	3,038	4.47
Total interest-bearing deposits	4,246,740	122,875	2.89
Borrowed funds	337,777	18,204	5.39
Finance lease liability	4,018	191	4.75
Subordinated debt	133,127	6,651	5.00
Total interest-bearing liabilities	4,721,662	147,921	3.13%
Noninterest-bearing liabilities:
Demand deposits	1,040,403
Accrued expenses and other liabilities	86,193
Total noninterest-bearing liabilities	1,126,596
Shareholders’ equity	556,948
Total liabilities and shareholders’ equity	$6,405,206
Net interest income		$157,665
Net interest spread			1.68%
Net interest margin (4)			2.48%
1.
Average balances for available for sale securities are based on amortized cost.
2.
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.
Loans are stated net of unearned income and include nonaccrual loans.
4.
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2022
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$803,982	$13,854	1.72%
Tax-exempt (1)(2)	3,521	137	3.89
Loans (2)(3):
Mortgages	513,189	15,165	2.96
Commercial mortgages	2,478,891	87,488	3.53
Commercial	2,046,735	90,225	4.41
Commercial construction	12,600	533	4.23
Installment	36,685	1,447	3.94
Home Equity	37,755	1,656	4.39
Other	274	26	9.49
Total loans	5,126,129	196,540	3.83
Federal funds sold	—	—	—
Interest-earning deposits	171,491	2,763	1.61
Total interest-earning assets	6,105,123	213,294	3.49%
Noninterest-earning assets:
Cash and due from banks	8,046
Allowance for loan losses	(60,037)
Premises and equipment	23,312
Other assets	111,893
Total noninterest-earning assets	83,214
Total assets	$6,188,337
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,363,412	$17,861	0.76%
Money markets	1,253,032	6,113	0.49
Savings	162,396	26	0.02
Certificates of deposit - retail and listing service	397,128	2,971	0.75
Subtotal interest-bearing deposits	4,175,968	26,971	0.65
Interest-bearing demand - brokered	84,178	1,579	1.88
Certificates of deposit - brokered	29,778	942	3.16
Total interest-bearing deposits	4,289,924	29,492	0.69
Borrowed funds	26,631	600	2.25
Finance lease liability	5,241	250	4.77
Subordinated debt	132,839	5,453	4.10
Total interest-bearing liabilities	4,454,635	35,795	0.80%
Noninterest-bearing liabilities:
Demand deposits	1,107,943
Accrued expenses and other liabilities	96,331
Total noninterest-bearing liabilities	1,204,274
Shareholders’ equity	529,428
Total liabilities and shareholders’ equity	$6,188,337
Net interest income		$177,499
Net interest spread			2.69%
Net interest margin (4)			2.91%
1.
Average balances for available for sale securities are based on amortized cost.
2.
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.
Loans are stated net of unearned income and include nonaccrual loans.
4.
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2021
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (1)	$838,174	$11,577	1.38%
Tax-exempt (1)(2)	6,579	296	4.50
Loans (2)(3):
Mortgages	503,616	15,359	3.05
Commercial mortgages	2,032,318	63,298	3.11
Commercial	1,881,683	66,652	3.54
Commercial construction	20,420	692	3.39
Installment	34,390	1,030	3.00
Home Equity	44,735	1,479	3.31
Other	247	21	8.50
Total loans	4,517,409	148,531	3.29
Federal funds sold	48	—	0.13
Interest-earning deposits	477,477	545	0.11
Total interest-earning assets	5,839,687	$160,949	2.76%
Noninterest-earning assets:
Cash and due from banks	10,396
Allowance for loan losses	(67,075)
Premises and equipment	23,094
Other assets	197,893
Total noninterest-earning assets	164,308
Total assets	$6,003,995
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,078,658	$4,426	0.21%
Money markets	1,260,865	2,882	0.23
Savings	146,210	75	0.05
Certificates of deposit - retail and listing service	483,889	4,058	0.84
Subtotal interest-bearing deposits	3,969,622	11,441	0.29
Interest-bearing demand – brokered	96,301	1,721	1.79
Certificates of deposit – brokered	33,790	1,058	3.13
Total interest-bearing deposits	4,099,713	14,220	0.35
Borrowed funds	110,077	473	0.43
Finance lease liability	6,260	300	4.79
Subordinated debt	156,888	7,013	4.47
Total interest-bearing liabilities	4,372,938	22,006	0.50%
Noninterest-bearing liabilities:
Demand deposits	959,912
Accrued expenses and other liabilities	134,948
Total noninterest-bearing liabilities	1,094,860
Shareholders’ equity	536,197
Total liabilities and shareholders’ equity	$6,003,995
Net interest income		$138,943
Net interest spread			2.26%
Net interest margin (4)			2.38%

1.
Average balances for available for sale securities are based on amortized cost.
2.
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
3.
Loans are stated net of unearned income and include nonaccrual loans.
4.
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on an FTE basis) for the periods indicated are shown below:

	Year Ended 2023 Compared with 2022			Year Ended 2022 Compared with 2021
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$387	$5,415	$5,802	$(430)	$2,548	$2,118
Loans	13,914	69,264	83,178	21,095	26,914	48,009
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(446)	3,758	3,312	(544)	2,762	2,218
Total interest income	$13,855	$78,437	$92,292	$20,121	$32,224	$52,345
LIABILITIES:
Checking	$6,623	$64,345	$70,968	$903	$12,532	$13,435
Money market	(2,313)	14,632	12,319	232	2,999	3,231
Savings	(32)	235	203	(5)	(44)	(49)
Certificates of deposit - retail	23	8,742	8,765	(681)	(406)	(1,087)
Certificates of deposit - brokered	1,586	510	2,096	(126)	10	(116)
Interest bearing demand brokered	(1,995)	1,027	(968)	(226)	84	(142)
Borrowed funds	13,168	4,436	17,604	(1,841)	1,968	127
Finance lease liability	(58)	(1)	(59)	(48)	(2)	(50)
Subordinated debt	16	1,182	1,198	(995)	(565)	(1,560)
Total interest expense	$17,018	$95,108	$112,126	$(2,787)	$16,576	$13,789
Net interest income	$(3,163)	$(16,671)	$(19,834)	$22,908	$15,648	$38,556

2023 compared to 2022

Net interest income, on a fully tax-equivalent basis, declined $19.8 million, or 11 percent, in 2023 to $157.7 million compared to $177.5 million in 2022. The net interest margin was 2.48 percent and 2.91 percent for the years ended December 31, 2023 and 2022, respectively, a decrease of 43 basis points year over year. The decline in net interest income and NIM for the year ended December 31, 2023, when compared to 2022 was due to a rapid increase in interest expense mostly driven by higher deposit rates during 2023 and the increase in the average balance of FHLB advances and other borrowings. The ongoing Federal Reserve monetary policy tightening intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short-term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit and borrowing costs at a faster rate than the yields on interest earning assets.

During the first quarter of 2022, the Company executed a balance sheet reposition whereby the Company added $250.0 million of multifamily loans, funded by the sale of $125.0 million of lower-yielding, like-duration securities, and deposit growth. To manage a neutral overall duration effect on the balance sheet, thereby protecting the balance sheet against the impact of rising rates, we executed $100.0 million of forward starting five-year pay fixed swaps. The repositioning resulted in an attractive earn-back period on the loss on sale of securities, with future NIM improving by four basis points, with no impact to tangible capital or tangible book value per share.

Average interest-earning assets increased by $252.1 million to $6.36 billion at December 31, 2023 compared to $6.11 billion at 2022. The increase was predominately driven by growth in the average balance of loans of $282.0 million to $5.41 billion when comparing 2023 and 2022, which was slightly offset by a decline in the average balance of interest-earning deposits of $24.5 million and investments of $5.4 million.

Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies. The combined average balance of these investments during the year ended December 31, 2023 was $147.0 million with an average yield of 4.13 percent as compared to $171.5 million and an average yield of 1.61 percent for 2022. The increase in the average yield for 2023 was due to the increase in the Federal Funds rate.

The growth in average balance of loans was driven by growth in commercial loans and residential mortgages. The average balance of commercial loans grew by $207.9 million to $2.25 billion in 2023 compared to $2.05 billion in 2022. Additionally, the average balances of residential mortgages grew $49.3 million to $562.5 million for the year ended December 31, 2023 from $513.2 million for the same 2022 period.

The average balance of investments was $802.1 million in 2023 compared to $807.5 million for 2022 which reflected a decrease of $5.4 million or 1 percent. During the first quarter of 2022, the Company executed a balance sheet reposition, which included the sale of $125.0 million of investments at lower yields to partially fund the purchase of like duration, higher-yielding multifamily loans. Normal amortization of the portfolio coupled with the sale resulted in a slight decline in the portfolio.

For the 2023 and 2022 periods, the average yields earned on interest-earning assets were 4.81 percent and 3.49 percent, respectively, an increase of 132 basis points. The increase in the yields on interest-earning assets was primarily due to the increase in target Federal Funds rate of 525 basis points. This resulted in an increased yield on loans of 134 basis points to 5.17 percent for 2023 when compared to 3.83 percent for 2022. The yield on interest-earning deposits increased 252 basis points to 4.13 percent for 2023 when compared to 1.61 percent for the prior year.

The increase for the year ended December 31, 2023 when compared to the prior period was driven by an increase in the yield on commercial loans of 198 basis points to 6.39 percent for 2023, due to an increase in target Federal Funds rate of 525 basis points which had a greater impact on these loans, which are typically floating rates with short repricing periods. The yield on commercial mortgages for 2023 was 4.36 percent, which reflected an increase of 83 basis points when compared to 2022, which was primarily driven by the origination of loans with higher yields in the current higher interest rate environment. In addition, at December 31, 2023, 20 percent of our loans will reprice within one month, 34 percent within three months and 47 percent within one year.

During 2023 and 2022, the Company recorded yield on investments of 2.47 percent and 1.73 percent, respectively. The increase in yield was due to the Company strategically purchasing higher-yielding investments during 2022 in anticipation of maturities and to utilize excess liquidity.

The average balance of interest-bearing liabilities totaled $4.72 billion for 2023 representing an increase of $267.0 million, or 6 percent, from $4.45 billion in 2022. The increase in interest-bearing liabilities was primarily due to an increase in the average balance of borrowings of $311.1 million to $337.8 million in 2023 from $26.6 million in 2022. This increase was partially offset by a decrease in interest-bearing deposits of $43.2 million to $4.25 billion in 2023 from $4.29 billion in 2022.

The decrease in the average balance of interest-bearing deposits was primarily due to a decline of money market deposits of $390.3 million to $862.7 million from $1.25 billion and savings deposits decreasing $37.9 million in 2023. Money market and savings accounts declined in 2023 due to clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. These decreases were offset by an increase into checking accounts for 2023 of $414.0 million due to the clients demand for FDIC insured products. The Company added a short-term brokered certificate of deposit ("CD") of $100.0 million in 2023 to provide additional liquidity and replace brokered deposit run off. The average balance of retail CDs increased in 2023 by $3.0 million due to consumer demand for higher-yielding deposit products.

The Company is a participant in the Reich & Tang demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts at other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a participant, the Company receives an equal amount of reciprocal deposits from other participating banks. Such average reciprocal deposit balances were $862.5 million and $662.0 million for 2023 and 2022, respectively.

At December 31, 2023, uninsured/unprotected deposits were approximately $1.18 billion, or 22 percent of total deposits. This amount was adjusted to exclude $287 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The increase in borrowings of $311.1 million to $337.8 million for 2023 was principally due to the need for additional funding due to the decline in demand deposits.

For the years ended December 31, 2023 and 2022, the cost of interest-bearing liabilities was 3.13 percent and 0.80 percent, respectively, reflecting an increase of 233 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 220 basis points to 2.89 percent for 2023. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio. The cost of borrowings increased by 314 basis points to 5.39 percent in 2023. The average cost of interest-bearing liabilities was also affected by an increase in the cost of subordinated debt of 90 basis points to 5.00 percent for 2023.

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

At December 31, 2023, the Company had investment securities held to maturity with a carrying cost of $107.8 million and an estimated fair value of $94.4 million compared with a carrying cost of $102.3 million and an estimated fair value of $87.2 million at December 31, 2022.

At December 31, 2023, the Company had investment securities available for sale with an estimated fair value of $550.6 million compared with $554.6 million at December 31, 2022. A net unrealized loss (net of income tax) of $69.2 million and a net unrealized loss (net of income tax) of $81.0 million were included in shareholders’ equity at December 31, 2023 and 2022, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $13.2 million and $13.0 million at December 31, 2023 and 2022, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized gain of $181,000 for the year ended December 31, 2023, as compared to a $1.7 million unrealized loss for the year ended December 31, 2022.

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2023, 2022 and 2021 are shown below:

	2023		2022		2021
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities - held to maturity:
U.S. government-sponsored agencies	$40,000	$36,631	$40,000	$35,437	$40,000	$39,982
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	67,755	57,784	62,291	51,750	68,680	68,478
Total investment securities - held to maturity	$107,755	$94,415	$102,291	$87,187	$108,680	$108,460
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,794	$197,691	$244,774	$190,542	$280,045	$272,221
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	363,893	320,796	372,471	325,738	481,062	476,974
SBA pool securities	27,148	23,404	31,934	27,427	40,649	39,561
State and political subdivision	—	—	1,866	1,849	5,431	5,476
Corporate bond	10,000	8,726	10,000	9,092	2,500	2,521
Total investment securities - available for sale	$645,835	$550,617	$661,045	$554,648	$809,687	$796,753
Total investment securities	$753,590	$645,032	$763,336	$641,835	$918,367	$905,213

The following table presents the contractual maturities and yields of debt securities held to maturity and available for sale as of December 31, 2023. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - held to maturity:
U.S. government-sponsored agencies	$—	$40,000	$—	$—	$40,000
	—%	1.53%	—%	—%	1.53%
Mortgage-backed securities-	$—	$—	$—	$67,755	$67,755
residential (1)	—%	—%	—%	2.23%	2.23%
Total investment securities - held to maturity	$—	$40,000	$—	$67,755	$107,755
	—%	1.53%	—%	2.23%	1.97%

Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$30,752	$106,449	$60,490	$197,691
	—%	1.24%	1.53%	1.75%	1.56%
Mortgage-backed securities-	$50,177	$8,669	$26,000	$235,950	$320,796
residential (1)	6.10%	2.86%	2.80%	2.57%	3.08%
SBA pool securities	$—	$—	$8,996	$14,408	$23,404
	—%	—%	1.99%	1.45%	1.65%
Corporate bond	$—	$—	$8,726	$—	$8,726
	—%	—%	4.81%	—%	4.81%
Total investment securities - available for sale	$50,177	$39,421	$150,171	$310,848	$550,617
	6.10%	1.57%	1.95%	2.34%	2.47%
Total investment securities	$50,177	$79,421	$150,171	$378,603	$658,372
	6.10%	1.55%	1.95%	2.32%	2.39%
(1)
Shown using stated final maturity

LOANS: The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest and fee income. Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware. The Company also offers equipment financing loan and leases that are originated nationally. As of December 31, 2023, 42 percent of the total loan portfolio consisted of C&I loans (including equipment financing), 34 percent of multifamily loans and 12 percent of commercial mortgages.

Total loans were $5.43 billion and $5.29 billion at December 31, 2023 and 2022, respectively, an increase of $144.1 million, over the previous year. Residential loans increased $52.6 million to $578.3 million at December 31, 2023 from $525.8 million at December 31, 2022. Multifamily mortgage loans were $1.84 billion at December 31, 2023, a decrease of $27.5 million, or 1 percent, when compared to $1.86 billion at December 31, 2022. During 2023, commercial mortgages increased $13.0 million to $637.6 million when compared to $624.6 million for 2022. Commercial loans, which includes equipment financing, totaled $2.26 billion at December 31, 2023. This was an increase of $66.4 million, or 3 percent, when compared to December 31, 2022.

The Company originates loans that are partially guaranteed by the SBA, for the purposes of providing working capital and/or, financing the purchase of equipment, inventory or commercial real estate and that could be used for start-up and smaller businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio. During 2023, the Bank sold $32.4 million of the guaranteed portion of SBA loans into the secondary market. As of December 31, 2023, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $47.9 million and was included in commercial loans.

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2023:

			After 5 But
	Within	After 1 But	Within	After
(In thousands)	One Year	Within 5 Years	15 Years	15 Years	Total
Residential mortgage	$1,584	$13,518	$74,173	$489,052	$578,327
Commercial mortgage (including multifamily)	101,633	668,521	1,651,532	52,329	2,474,015
Commercial loans (including equipment financing)	414,855	1,314,393	447,627	83,649	2,260,524
Commercial construction	—	—	17,721	—	17,721
Home equity lines of credit	328	—	1,659	34,477	36,464
Consumer and other loans	673	25,772	4,929	30,900	62,274
Total loans	$519,073	$2,022,204	$2,197,641	$690,407	$5,429,325

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$566,386	$10,357
Commercial mortgage (including multifamily)	1,937,764	434,618
Commercial loans (including equipment financing)	1,043,274	802,395
Commercial construction	—	17,721
Home equity lines of credit	—	36,136
Consumer and other loans	5,851	55,750
Total loans	$3,553,275	$1,356,977

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2023 is as follows:

(Dollars in thousands)
New York	$1,011,181	55%
New Jersey	573,273	31
Pennsylvania	217,581	12
Other	34,355	2
Total Multifamily	$1,836,390	100%

A further breakdown of the multifamily portfolio by county within each respective State is as follows:

New Jersey		New York		Pennsylvania
Essex County	29%	Bronx County	47%	Philadelphia County	61%
Hudson County	23	Kings County	25	Lehigh County	14
Union County	19	New York County	18	York County	12
Morris County	9	Westchester County	5	Lycoming County	4
Bergen County	9	All other NY counties	5	Bucks County	3
Monmouth County	3			All other PA counties	6
All other NJ counties	8

Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2023 are:

(Dollars in thousands)
Office Buildings/Office Condominiums	$66,321	26%
Industrial (including Warehouse)	57,108	22
Medical Offices	42,748	17
Retail Buildings/Shopping Centers	25,109	10
Other Owner Occupied CRE Properties	63,824	25
Total Owner Occupied CRE Loans	$255,110	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2023 are as follows. These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Healthcare	$322,179	30%
Retail Buildings/Shopping Centers	229,400	22
Office Buildings/Office Condominiums	106,981	10
Hotels and Hospitality	96,157	9
Industrial (including Warehouse)	65,264	6
Medical Offices	67,200	6
Mixed Use (Commercial/Residential)	60,508	6
Mixed Use (Retail/Office)	27,833	3
Other Non-Owner Occupied CRE Properties	85,675	8
Total Non-Owner Occupied CRE Loans	$1,061,197	100%

At December 31, 2023 and 2022, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance. The following table presents such concentration levels at December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	238%	251%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	137	141

Total CRE concentration	375%	392%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL: At both December 31, 2023 and 2022, goodwill was $36.2 million. The Bank intends to continue to grow its wealth management business through growth in existing relationships, attraction of new clients and acquisitions. Future acquisitions could result in additional goodwill.

DEPOSITS: The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2023		2022
Noninterest-bearing demand deposits	$957,687	18.16%	$1,246,066	23.94%
Interest-bearing checking (1)	2,882,193	54.65	2,143,611	41.18
Savings	111,573	2.12	157,338	3.02
Money market	740,559	14.04	1,228,234	23.60
Certificates of deposit - retail	443,791	8.41	318,573	6.12
Certificates of deposit - listing service	7,804	0.15	25,358	0.49
Subtotal deposits	5,143,607	97.53	5,119,180	98.35
Interest-bearing demand - Brokered	10,000	0.19	60,000	1.15
Certificates of deposit - Brokered	120,507	2.28	25,984	0.50
Total deposits	$5,274,114	100.00%	$5,205,164	100.00%

(1) Interest-bearing checking included $990.7 million at December 31, 2023 and $620.1 million at December 31, 2022 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

At December 31, 2023 and 2022, the Company reported total deposits of $5.27 billion and $5.21 billion, an increase of $69.0 million, or 1 percent, year over year. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company saw limited deposit increases in 2023 as the ongoing acquisition of new relationships driven by our private banking strategy was offset by several large relationships strategically utilizing their funds, including transferring funds to our Wealth Management business, acquisitions, further investing in their business, and purchasing real estate and other investments. The Company’s deposit balances at December 31, 2023 increased $69.0 million, or 1 percent, from 2022 levels to $5.27 billion. The increase was primarily due to increases of $738.6 million in interest-bearing demand deposits, $125.2 million in retail certificates of deposit and $94.5 million in brokered certificates of deposit. Increases in these accounts were a result of clients shifting balances from lower-yielding money market and noninterest-bearing demand deposits to higher-yielding deposit accounts which include reciprocal accounts that offer insurance protection. The growth in new client relationships was driven by several factors including an increase in retail deposits from our branch network; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•
Growth in deposits associated with its private banking relationships, including lending activities; and
•
Business and personal core deposit generation, particularly checking accounts.

The Company continues to leverage interest rate swaps to extend the duration to the matched deposits. At December 31, 2023, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2023		2022		2021
Noninterest-bearing demand	$1,040,403	—%	$1,107,943	—%	$959,912	—%
Checking	2,777,390	3.20	2,363,412	0.76	2,078,658	0.21
Savings	124,538	0.18	162,396	0.02	146,210	0.05
Money markets	862,686	2.14	1,253,032	0.49	1,260,865	0.23
Certificates of deposit - retail and listing service	400,155	2.93	397,128	0.75	483,889	0.84
Interest-bearing
Demand - brokered	13,973	4.37	84,178	1.88	96,301	1.79
Certificates of deposit - brokered	67,998	4.47	29,778	3.16	33,790	3.13
Total deposits	$5,287,143	2.32%	$5,397,867	0.55%	$5,059,625	0.28%

At December 31, 2023, the Company carried deposits that exceed the FDIC insurance limit of $250,000. At December 31, 2023, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table shows the maturity for certificates of deposit of $250,000 or more as of December 31, 2023 (in thousands):

Three months or less	$10,691
Over three months through six months	5,508
Over six months through year	73,641
Over year	16,108
Total	$105,948

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank (the "FHLB").

	As of December 31,
(Dollars in thousands)	2023	2022	2021
Amount outstanding at end of the year	$403,814	$379,530	$—
Weighted average interest rate end of the year	5.62%	4.61%	—%
Average daily balance during the year	$337,777	$26,631	$110,077
Weighted average interest rate during the year	5.39%	2.25%	0.43%
Maximum month-end balance during the year	$541,796	$379,530	$186,115

At December 31, 2023, the Company had $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent compared to $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent at December 31, 2022 and no overnight borrowings at December 31, 2021.

At December 31, 2023, unused short-term or overnight borrowing commitments totaled $1.4 billion from the FHLB, $22.0 million from correspondent banks and $1.7 billion from the Federal Reserve Bank.

SUBORDINATED DEBT: In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes have a stated maturity of December 15, 2027, and an interest rate that resets quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 8.21 percent at December 31, 2023). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

ALLOWANCE FOR CREDIT LOSSES AND RELATED PROVISION: The allowance for credit losses ("ACL") was $65.9 million at December 31, 2023 compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses was due to the provision for credit losses of $14.1 million. The provision was partially offset by net charge-offs of $2.2 million on a previously established reserve related to one multifamily loan and $5.6 million on one equipment finance relationship. Additionally, there was a specific reserve of $4.2 million for one freight related credit with an outstanding balance of $23.5 million recorded during the year ended December 31, 2023. At December 31, 2023, the allowance for credit losses as a percentage of total loans outstanding was 1.21 percent compared to 1.15 percent at December 31, 2022. The Company believes that the allowance for credit losses as of December 31, 2023, represents a reasonable estimate for probable incurred losses in the portfolio at that date.

The provision for credit losses was $14.1 million for 2023, $6.4 million for 2022 and $6.5 million for 2021. The increase in the provision for credit losses for 2023 was primarily due to elevated levels of net charge-offs of $9.1 million, as compared to $1.2 million for 2022.

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

a)
Primary Residential Mortgages. The Bank originates one-to-four-family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case-by-case basis, the Bank will lend in additional states. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount. On primary residences and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $1 million to 50 percent for loan amounts to $5 million. For investment properties, LTVs range from a maximum of 65 percent for loan amounts to $1 million to 50 percent for loan amounts to $3 million. Loans greater than $5 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 700 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed rate maturities of no greater than ten years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

Risk characteristics associated with primary residential mortgage loans typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income, unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

b)
Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one-to-four-family properties in the Tri-State area. Junior lien loans can be either an amortizing fixed rate home equity loan or a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an independent appraisal of the subject property on all applications. LTVs and combined LTVs are capped at 70 percent for JLLs and 75 percent for home equity lines of credit if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.
c)
Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2023, the average property size in the portfolio was 47 units.

Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are considered to be below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer-term tenants. As a loan asset class for many banks, multifamily loans have experienced much lower historical loss rates compared to other types of commercial lending.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 62 percent at December 31, 2023 based on appraisals at the time of origination. The majority of all new originations have a ten-year maturity with a repricing of the interest rate after five years.

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

d) Owner-Occupied Commercial Real Estate Loans. The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania.

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

Commercial and industrial loans are typically repaid by the cash flows generated by the borrower’s business. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. Commercial and industrial loans are generally secured by business assets; however, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain. To mitigate the risk characteristics of commercial and industrial loans, the Bank often requires more frequent reporting requirements from the borrower in order to better monitor its business performance.

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

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry related conditions. Credit losses can impact multiple parts of the income statement including an increase in the provision for credit losses, loss of interest/lease/rental income and/or via higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets.

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

The adoption of CECL on January 1, 2022 resulted in a day 1 reduction of $5.5 million. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes less qualitative factors as it uses economic factors and considers relevant available information from internal and external sources related to past events and calculates losses based on discounted cash flows on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table presents the credit loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2023	2022	2021	2020	2019
Average loans outstanding	$5,396,212	$5,105,200	$4,494,473	$4,552,358	$4,035,603
Allowance for credit losses at beginning of year (A)	$60,829	$61,697	$67,309	$43,676	$38,504
Day one CECL adjustment	—	(5,536)	—	—	—
Loans charged-off during the period:
Residential mortgage	—	—	12	559	80
Commercial mortgage	3,422	1,450	7,137	1,485	—
Commercial	5,594	—	5,019	7,132	—
Home equity lines of credit	—	3	—	—	—
Consumer and other	139	53	80	27	55
Total loans charged-off	9,155	1,506	12,248	9,203	135
Recoveries during the period:
Residential mortgage	52	15	—	373	205
Commercial mortgage	—	—	—	31	996
Commercial	—	254	66	17	92
Home equity lines of credit	—	—	85	11	10
Consumer and other	6	2	10	4	4
Total recoveries	58	271	161	436	1,307
Net charge-offs/(recoveries)	9,097	1,235	12,087	8,767	(1,172)
Provision charge to expense	14,156	5,903	6,475	32,400	4,000
Allowance for credit losses at end of year	$65,888	$60,829	$61,697	$67,309	$43,676

Ratios:
Allowance for credit losses/total loans (B)	1.21%	1.15%	1.28%	1.54%	0.99%
Allowance for loans collectively evaluated/total loans (B)	1.13%	1.12%	1.20%	1.48%	0.93%
Nonaccrual loans/total loans (B)	1.13%	0.36%	0.32%	0.26%	0.66%
Allowance for credit losses/ total nonperforming loans	107.44%	320.59%	396.18%	589.91%	151.23%
Net charge offs/average loans:
Residential mortgage	0.00%	0.00%	0.00%	0.00%	-0.01%
Commercial mortgage	0.06%	0.03%	0.16%	0.03%	-0.02%
Commercial	0.10%	0.00%	0.11%	0.16%	0.00%
Home equity lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer and other	0.00%	0.00%	0.00%	0.00%	0.00%
Total net charge offs/average loans	0.17%	0.02%	0.27%	0.19%	-0.03%

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology. Provision to roll forward the ACL excludes a credit of $65,000 and a provision of $450,000 at December 31, 2023 and 2022, respectively, related to off-balance sheet commitments.
(B)
The December 31, 2023, 2022 and 2021 ACL coverage ratios include PPP loans of $1.0 million, $1.7 million and $13.8 million, respectively.

The following table shows the allocation of the allowance for credit losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2023	Loans	2022	Loans	2021	Loans	2020	Loans	2019	Loans
Residential	$4,108	11.5	$3,048	10.7	$1,520	11.3	$3,138	13.0	$2,231	14.6
Commercial and other	60,911	87.3	57,244	88.5	59,962	87.8	63,892	86.0	41,149	84.1
Consumer and other	869	1.2	537	0.8	215	0.9	279	1.0	296	1.3
Total	$65,888	100.0	$60,829	100.0	$61,697	100.0	$67,309	100.0	$43,676	100.0

The portion of the allowance for credit losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, were $61.3 million at December 31, 2023 and $59.3 million at December 31, 2022. General reserves at

December 31, 2023 represented 1.13 percent of loans collectively evaluated for impairment compared to 1.12 percent at December 31, 2022. The specific reserves on individually evaluated loans were $4.5 million at December 31, 2023 compared to $1.5 million at December 31, 2022. Specific reserves were largely attributable to a $4.2 million reserve associated with one freight-related credit totaling $23.5 million at December 31, 2023.

The allowance for credit losses as a percentage of nonperforming loans decreased to 107.44 percent due to an increase in nonperforming loans. Nonperforming loans increased from $19.0 million to $61.3 million impacted by one freight related client totaling $23.5 million that was transferred to nonaccrual status during the year and three multifamily credits totaling $16.6 million at December 31, 2023. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans. As a result, the allowance for credit losses does not always change proportionately with changes in nonperforming loans. The Company charged off $9.0 million on loans identified as collateral-dependent individually evaluated loans during 2023, which included $3.2 million in charge-offs of the specific reserve on the previously mentioned freight-related credit and multifamily property. The Company charged off $1.5 million on loans identified as collateral-dependent impaired loans during 2022.

ASSET QUALITY: The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2023	2022	2021	2020	2019
Loans past due 30-89 days (1)	$34,589	$7,592	$8,606	$5,053	$1,910

Modifications	$3,254	$—	$—	$—	$—
Troubled debt restructured loans (2)	$—	$14,318	$3,575	$4,247	$28,178
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (3)	61,324	18,974	15,573	11,410	28,881
Total nonperforming loans	61,324	18,974	15,573	11,410	28,881
Other real estate owned	—	116	—	50	50
Total nonperforming assets	$61,324	$19,090	$15,573	$11,460	$28,931

Ratios:
Total nonperforming loans/total loans	1.13%	0.36%	0.32%	0.26%	0.66%
Total nonperforming loans/total assets	0.95	0.30	0.26	0.19	0.56
Total nonperforming assets/total assets	0.95	0.30	0.26	0.19	0.56
(1)
Includes $16.5 million and $4.5 million outstanding to U.S. governmental entities at December 31, 2023 and December 31, 2022, respectively. Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and at the lessee/borrower at December 31, 2021.
(2)
On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs.
(3)
The increase in nonaccrual loans in 2023 was due to one freight credit totaling $23.5 million and three multifamily credits totaling $16.6 million at December 31, 2023.

At December 31, 2023, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

LOAN MODIFICATIONS AND TROUBLED DEBT RESTRUCTURINGS:

On January 1, 2023, the Company adopted ASU 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification.

The following table presents the modified loans, by collateral type, at December 31, 2023:

	December 31,	Number of
(Dollars in thousands)	2023	Relationships
Commercial and industrial	$3,254	2
Total	$3,254	2

The following table presents the troubled debt restructured loans, by collateral type, at December 31, 2022:

	December 31,	Number of
(Dollars in thousands)	2022	Relationships
Primary residential mortgage	$1,366	9
Junior lien loan on residence	15	1
Investment commercial real estate	11,208	1
Commercial and industrial	1,729	1
Total	$14,318	12

At December 31, 2023, there was one modified loan of $3.0 million included in nonaccrual loans. At December 31, 2022, there were $13.4 million of troubled debt restructured loans included in nonaccrual loans. At December 31, 2023, one modified loan of $3.0 million was included in the individually evaluated loans and had a specific reserve of $185,000. At December 31, 2022, $13.2 million troubled debt restructured loans were included in the individually evaluated loans and had specific reserves of $1.2 million.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2023 or December 31, 2022 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Loans individually evaluated totaled $60.7 million and $16.7 million at December 31, 2023 and 2022, respectively. The increase was primarily due to the freight-related credit mentioned above. Individually evaluated loans include nonaccrual loans of $60.6 million and $15.8 million at December 31, 2023 and 2022, respectively. Individually evaluated loans included one modified loan at December 31, 2023, totaling $3.0 million. Individually evaluated loans included troubled debt restructured loans of $150,000 at December 31, 2022.

The following table presents individually evaluated loans, by collateral type, at December 31, 2023 and 2022:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2023	Relationships	2022	Relationships
Primary residential mortgage	$652	5	$374	3
Junior lien loan on residence	100	2	—	—
Multifamily property	16,645	3	—	—
Investment commercial real estate	9,881	1	11,208	1
Commercial and industrial	31,430	13	3,385	7
Lease financing	2,002	5	1,765	4
Total	$60,710	29	$16,732	15
Specific reserves, included in the allowance for loan losses	$4,538		$1,507

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2023, the Company had unfunded commitments of $10.3 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2023.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$12,341	$3,947	$333	$—	$16,621
Performance letters of credit	3,149	3,574	—	—	6,723
Interest rate lock commitments-residential mortgages	6,746	—	—	—	6,746
Total letters of credit	$22,236	$7,521	$333	$—	$30,090

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Service charges and fees	$5,152	$4,225	$3,697	$927	$528
Bank owned life insurance	1,269	1,243	1,696	26	(453)
Loan fee income	7,429	4,759	1,646	2,670	3,113
Gains on loans held for sale at fair value (mortgage banking)	91	483	2,194	(392)	(1,711)
Loss on securities sale, net	—	(6,609)	—	6,609	(6,609)
Fair value adjustment for CRA equity security	181	(1,700)	(432)	1,881	(1,268)
Fee income related to loan level, back-to-back swaps	—	293	—	(293)	293
Gains on loans held for sale at lower of cost or fair value	—	—	1,142	—	(1,142)
Gain on sale of SBA loans	2,433	6,765	4,939	(4,332)	1,826
Corporate advisory fee income	219	1,704	3,483	(1,485)	(1,779)
Loss on swap termination	—	—	(842)	—	842
Other income	1,057	603	1,733	454	(1,130)
Total other income	$17,831	$11,766	$19,256	$6,065	$(7,490)

2023 compared to 2022

The Company recorded total other income, excluding wealth management fee income, of $17.8 million in 2023, compared to $18.4 million for 2022 (when excluding the $6.6 million loss on sale of securities executed in 2022), reflecting a decrease of $544,000.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2023 decreased by $4.3 million to $2.4 million for 2023 compared to $6.8 million in 2022. The 2023 period was negatively affected by both market volatility and the higher interest rate environment, which has resulted in lower sale premiums combined with lower origination volumes.

The Company recorded corporate advisory fee income of $219,000 for 2023 compared to $1.7 million for 2022. 2022 included one major corporate advisory/investment banking acquisition transaction.

The Company recorded no fees related to loan level, back-to-back swaps in 2023 compared to $293,000 of fee income for 2022. The program provides a borrower with a degree of interest rate protection on a variable-rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company’s interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment.

Income from the back-to-back swap, corporate advisory fee income and SBA programs are dependent on volume, and thus are not linear from year to year, as some years will be higher or lower than others.

Income from the sale of newly originated residential mortgages loans for 2023 decreased to $91,000 from $483,000 for the year ended December 31, 2022. This decrease was a result of the decreased volume of residential mortgage loans originated for sale due to a slowdown in refinance and home purchase activity in the current interest rate environment.

Loan fee income included $3.2 million of unused commercial credit line fees in 2023 compared to $2.2 million for 2022. Additionally, the Company recorded $3.0 million of income generated by the Equipment Finance Division related to equipment transfers to lessees in 2023 compared to $1.3 million for the same 2022 period.

During the year ended December 31, 2023, the Company recorded a $181,000 positive fair value adjustment for CRA equity securities compared to a negative $1.7 million for 2022. The decrease in the negative fair value adjustment was due to the underlying assets being tied to medium-term investments which increased slightly in 2023 compared to 2022.

The year ended December 31, 2022 included a gain on sale of property of $275,000 associated with the closing of retail branches.

Other income for 2022 included a $6.6 million loss on the sale of securities due to the Company's balance sheet repositioning in the first quarter of 2022, which resulted in the sale of lower-yielding securities and replacing them with higher-yielding like duration multifamily loans.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Compensation and employee benefits	$100,524	$89,476	$81,864	$11,048	$7,612
Premises and equipment	19,733	18,719	17,165	1,014	1,554
FDIC assessment	2,946	1,939	2,071	1,007	(132)
Other operating expenses:
Professional and legal fees	5,710	5,062	5,343	648	(281)
Telephone	1,531	1,460	1,323	71	137
Advertising	1,872	1,882	1,288	(10)	594
Amortization of intangible assets	1,320	1,569	1,598	(249)	(29)
Branch restructure	565	201	228	364	(27)
Swap valuation allowance	—	673	2,243	(673)	(1,570)
Write-off of subordinated debt costs	—	—	648	—	(648)
Other operating expenses	14,094	12,819	12,396	1,275	423
Total operating expense	$148,295	$133,800	$126,167	$14,495	$7,633

2023 compared to 2022

Operating expenses totaled $148.3 million in 2023, compared to $133.8 million in 2022, reflecting an increase of $14.5 million, or 11 percent. Increased operating expenses in 2023 were principally attributable to: an increase in compensation and employee benefits of $11.0 million which includes six months of expenses related to the previously announced expansion into New York City; increased corporate and health insurance costs; hiring in line with the Company’s strategic plan, which included an increase in full-time equivalent employees from 489 at December 31, 2022 to 509 at December 31, 2023, and normal annual merit increases; an increase in FDIC assessment expense of $1.0 million primarily due to an increase in the assessment rate; $409,000 of restricted stock expense associated with additional shares being granted to executives due to performance measures exceeding peers; and $2.0 million of expense associated with the retirement of certain employees in 2023 while 2022 included $200,000 of similar expense. Additionally, 2023 included $350,000 of severance expense associated with certain staff reorganizations within several areas of the bank compared to $1.5 million in 2022. 2023 included $565,000 of expense associated with the closure of retail branches as compared to $201,000 for 2022. The Company recorded swap valuation expense of $673,000 in 2022.

INCOME TAXES: Income tax expense for the year ended December 31, 2023 was $18.4 million as compared to $28.1 million for 2022. The effective tax rate for the year ended December 31, 2023 was 27.39 percent as compared to 27.45 percent for the year ended December 31, 2022.

CAPITAL RESOURCES: A solid capital base provides the Company with financial strength and the ability to support future growth and is essential to executing the Company’s Strategic Plan. The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Company employs quarterly capital stress testing - adverse case and severely adverse case. In the most recent completed stress test on September 30, 2023, under severely adverse case, no growth scenarios, the Bank remains well capitalized over a two-year stress period.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks and bank holding companies. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

The Company’s capital position during 2023 was benefited by net income of $48.9 million which was partially offset by the purchase of $12.5 million of common shares under the Company’s stock repurchase program. The change in accumulated other comprehensive losses was $9.3 million, driven by an $11.1 million loss related to the available for sale portfolio and a $1.8 million gain on cash flow hedges.

At December 31, 2023, the Company’s GAAP capital as a percent of total assets was 9.01 percent. At December 31, 2023, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.19 percent, 11.43 percent, 11.43 percent and 14.95 percent, respectively. At December 31, 2023, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 10.83 percent, 13.47 percent, 13.48 percent and 14.73 percent, respectively. The Company’s and the Bank’s regulatory capital ratios are all above the ratios to be considered well capitalized under regulatory guidance.

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

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total capital
(to risk-weighted assets)	773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital
(to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I
(to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital
(to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00

As of December 31, 2022:
Total capital
(to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital
(to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I
(to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital
(to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total capital
(to risk-weighted assets)	785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital
(to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I
(to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital
(to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

As of December 31, 2022:
Total capital
(to risk-weighted assets)	$745,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital
(to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I
(to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital
(to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased through the Plan in both 2023 and 2022 were purchased in the open market.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $187.7 million at

December 31, 2023. In addition, the Company had $550.6 million in securities designated as available for sale at December 31, 2023. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $434.6 million and $98.0 million as of December 31, 2023, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $47.9 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of December 31, 2023, the Company had approximately $2.7 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 297 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits decreased $50.0 million to $10.0 million at December 31, 2023. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of December 31, 2023, the Company has transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The Company shifted from brokered interest-bearing demand deposits into brokered certificates of deposits during the year ended December 31, 2023. Total brokered certificates of deposits increased by $94.5 million to $120.5 million at December 31, 2023 to enhance short-term liquidity at more attractive rates than FHLB overnight borrowings.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. At December 31, 2023, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $22.6 million.

Management believes the Company’s liquidity position and sources were adequate at December 31, 2023.

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

The following table presents certain key aspects of Peapack Private’s performance for the years ended December 31, 2023, 2022 and 2021.

	Years Ended December 31,			Change
(In thousands)	2023	2022	2021	2023 vs 2022	2022 vs 2021
Total fee income	$55,747	$54,651	$52,987	$1,096	$1,664

Compensation and benefits (included in
Operating Expenses section above)	29,425	27,501	24,894	1,924	2,607

Other operating expense (included in
Operating Expenses section above)	11,876	13,021	13,020	(1,145)	1

Assets under management and/or
administration (AUM) (market value)	10.9 billion	9.9 billion	11.1 billion

2023 compared to 2022

The market value of assets under management and/or administration (“AUM”) at December 31, 2023 and 2022 was $10.9 billion and $9.9 billion, respectively, an increase of 10 percent, primarily due to an improved equity market and net business inflows. This includes assets held at the Bank at December 31, 2023 and 2022 of $291.7 million and $372.5 million, respectively.

Peapack Private management fees increased $1.1 million, or 2 percent, to $55.7 million for the year ended December 31, 2023 from $54.7 million in 2022.

Peapack Private expenses increased to $41.3 million for the year ended December 31, 2023 from $40.5 million for 2022, an increase of $779,000, or 2 percent. Compensation and benefits expense totaled $29.4 million and $27.5 million for the years ended December 31, 2023 and 2022, respectively, increasing $1.9 million or 7 percent.

Operating expenses relative to Peapack Private reflected increases due to overall growth in the business, new hires and increased healthcare costs. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of December 31, 2023.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating-rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating-rate exposure for the Company. As of December 31, 2023, $546.0 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2023. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2023.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2023, net interest income would decrease approximately 2.1 percent for year 1 and increase 0.2 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at December 31, 2023, net interest income would increase approximately 2.2 percent for year 1 and decrease 1.4 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2023, net interest income would decrease approximately 3.9 percent for year 1 and increase 0.3 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at December 31, 2023, net interest income for year 1 would increase approximately 3.3 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 2.6 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of December 31, 2023 and that net interest income would improve in a falling rate environment, but decline in a rising rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2023.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (2)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (1)	Amount	Percent	Ratio (3)	(basis points)
+200	$563,671	$(69,269)	(10.94)%	9.50%	(72)
+100	595,247	(37,693)	(5.96)	9.83	(39)
Flat interest rates	632,940	—	—	10.22	—
-100	685,760	52,820	8.35	10.80	58
-200	689,888	56,948	9.00	10.67	45

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2023, the balance of the allowance for credit losses on loans was $65.9 million.

Management employs a process and methodology to estimate the ACL on pooled loans that evaluated both the quantitative and qualitative factors. The methodology for evaluating quantitative factors includes pooling loans into portfolio segments for loans that share common characteristics.

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

We identified auditing the qualitative component of the ACL on pooled loans in the commercial and industrial, multifamily, and investment commercial real estate loan segments as a critical audit matter because the methodology to determine the estimate of credit losses uses a significant amount of management judgment and is subject to material variability. Performing audit procedures to evaluate the qualitative factors on the commercial and industrial, multifamily, and investment commercial real estate loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o
Methodology and accounting policies.
o
Data inputs, judgments and calculations used to determine the qualitative factors.
o
Information technology general controls and application controls.

o
Management’s review of the qualitative factors.

•
Substantively testing management’s process, including evaluating their judgments and assumptions, for developing the ACL on loans collectively evaluated for impairment, which included:
o
Evaluation of the appropriateness of the Company’s methodology and accounting policies involved in the application of ASC 326.
o
Testing the mathematical accuracy of the calculation.
o
Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the accuracy of the underlying peer data used to develop the maximum loss factors.
o
Evaluation of the reasonableness of management’s judgments related to qualitative factors to determine if they are calculated to conform with management’s policies and were consistently applied period over period. Our evaluation considered evidence from internal and external sources and loan portfolio composition and performance.

/s/ Crowe LLP

Crowe LLP

We have served as the Company's auditor since 2006.

Livingston, New Jersey

March 12, 2024

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2023	2022
ASSETS
Cash and due from banks	$5,887	$5,937
Federal funds sold	—	—
Interest-earning deposits	181,784	184,138
Total cash and cash equivalents	187,671	190,075
Securities held to maturity (fair value $94,415 at December 31, 2023 and $87,187 at December 31, 2022)	107,755	102,291
Securities available for sale	550,617	554,648
CRA equity security, at fair value	13,166	12,985
FHLB and FRB stock, at cost (1)	31,044	30,672
Loans held for sale, at fair value	100	—
Loans held for sale, at lower of cost or fair value	6,695	15,626
Loans	5,429,325	5,285,246
Less: allowance for credit losses	65,888	60,829
Net loans	5,363,437	5,224,417
Premises and equipment	24,166	23,831
Other real estate owned	—	116
Accrued interest receivable	30,676	25,157
Bank owned life insurance	47,581	47,147
Goodwill	36,212	36,212
Other intangible assets	9,802	11,121
Finance lease right-of-use assets	2,087	2,835
Operating lease right-of-use assets	12,096	12,873
Deferred tax assets, net	505	—
Other assets	53,247	63,587
Total assets	$6,476,857	$6,353,593
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$957,687	$1,246,066
Interest-bearing deposits:
Checking	2,882,193	2,143,611
Savings	111,573	157,338
Money market accounts	740,559	1,228,234
Certificates of deposit - retail	443,791	318,573
Certificates of deposit - listing service	7,804	25,358
Subtotal deposits	5,143,607	5,119,180
Interest-bearing demand – Brokered	10,000	60,000
Certificates of deposit - Brokered	120,507	25,984
Total deposits	5,274,114	5,205,164
Short-term borrowings	403,814	379,530
Finance lease liabilities	3,430	4,696
Operating lease liabilities	12,876	13,704
Subordinated debt, net	133,274	132,987
Deferred tax liabilities, net	—	15,432
Accrued expenses and other liabilities	65,668	69,100
Total liabilities	5,893,176	5,820,613
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,388,917 at December 31, 2023 and 21,007,350 at December 31, 2022; outstanding shares, 17,739,677 at December 31, 2023 and 17,813,451 at December 31, 2022)	17,831	17,513
Surplus	346,954	338,706
Treasury stock at cost (3,649,240 shares at December 31, 2023 and 3,193,899 shares at December 31, 2022)	(110,320)	(97,826)
Retained earnings	394,094	348,798
Accumulated other comprehensive loss	(64,878)	(74,211)
Total shareholders’ equity	583,681	532,980
Total liabilities and shareholders’ equity	$6,476,857	$6,353,593

(1) FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2023	2022	2021
INTEREST INCOME
Loans, including fees	$278,170	$195,197	$147,814
Taxable securities	19,743	13,854	11,577
Tax-exempt securities	22	61	131
Interest-earning deposits	6,075	2,763	545
Total interest income	304,010	211,875	160,067
INTEREST EXPENSE
Savings and interest-bearing deposit accounts	107,490	24,000	7,383
Certificates of deposit	11,736	2,970	4,058
Borrowed funds	18,204	600	473
Finance lease liability	191	251	300
Subordinated debt	6,651	5,453	7,013
Subtotal – interest expense	144,272	33,274	19,227
Interest-bearing demand - brokered	611	1,579	1,721
Interest on certificates of deposits – brokered	3,038	942	1,058
Total interest expense	147,921	35,795	22,006
Net interest income before provision for credit losses	156,089	176,080	138,061
Provision for credit losses (1)	14,091	6,353	6,475
Net interest income after provision for credit losses	141,998	169,727	131,586
OTHER INCOME
Wealth management fee income	55,747	54,651	52,987
Service charges and fees	5,152	4,225	3,697
Bank owned life insurance	1,269	1,243	1,696
Gain on loans held for sale at fair value (mortgage banking)	91	483	2,194
Gain on loans held for sale at lower of cost or fair value	—	—	1,142
Fee income related to loan level, back-to-back swaps	—	293	—
Gain on sale of SBA loans	2,433	6,765	4,939
Corporate advisory fee income	219	1,704	3,483
Loss on swap termination	—	—	(842)
Other income	8,486	5,362	3,379
Loss on securities sale, net	—	(6,609)	—
Fair value adjustment for CRA equity security	181	(1,700)	(432)
Total other income	73,578	66,417	72,243
OPERATING EXPENSES
Compensation and employee benefits	100,524	89,476	81,864
Premises and equipment	19,733	18,719	17,165
FDIC insurance expense	2,946	1,939	2,071
Swap valuation allowance	—	673	2,243
Other operating expenses	25,092	22,993	22,824
Total operating expenses	148,295	133,800	126,167
Income before income tax expense	67,281	102,344	77,662
Income tax expense	18,427	28,098	21,040
Net income	$48,854	$74,246	$56,622

EARNINGS PER SHARE
Basic	$2.74	$4.09	$3.01
Diluted	2.71	4.00	2.93

(1) Commencing on January 1, 2022, the allowance calculation is based on the current expected credit loss ("CECL") methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Net income	$48,854	$74,246	$56,622
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	11,179	(100,072)	(20,227)
Reclassification adjustment for amounts included in net income	—	6,609	—

	11,179	(93,463)	(20,227)
Tax effect	(16)	22,364	4,833
Net of tax	11,163	(71,099)	(15,394)

Unrealized gains/(losses) on cash flow hedge
Unrealized holding gains/(losses)	(2,391)	12,884	5,295
Reclassification adjustment for amounts included in net income	(84)	(116)	842
	(2,475)	12,768	6,137
Tax effect	645	(3,506)	(1,725)
Net of tax	(1,830)	9,262	4,412

Total other comprehensive income/(loss)	9,333	(61,837)	(10,982)

Total comprehensive income	$58,187	$12,409	$45,640

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2021
18,974,703 common shares outstanding	$—	$16,958	$326,592	$(36,477)	$221,441	$(1,392)	$527,122
Net income 2021	—	—	—	—	56,622	—	56,622
Other comprehensive loss	—	—	—	—	—	(10,982)	(10,982)
Restricted stock units issued 301,626 shares	—	251	(251)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (76,187) shares	—	(63)	(2,317)	—	—	—	(2,380)
Amortization of restricted stock awards/units	—	—	7,055	—	—	—	7,055
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,775)	—	(3,775)
Shares repurchase, (894,744) shares	—	—	—	(28,627)	—	—	(28,627)
Common stock options exercised, 16,640 net of 258 used to exercise and related taxes benefits, 16,382 shares	—	14	173	—	—	—	187
Exercise of warrants, 60,000 net of 38,566 shares used to exercise, 21,434 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase plan, 26,693 shares	—	22	811	—	—	—	833
Issuance of common stock for acquisition, 23,981 shares	—	20	313	—	—	—	333
Balance at December 31, 2021
18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388

Balance at January 1, 2022	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	—	17,220	332,358	(65,104)	278,197	(12,374)	550,297
Net income 2022	—	—	—	—	74,246	—	74,246
Other comprehensive loss	—	—	—	—	—	(61,837)	(61,837)
Restricted stock units issued 347,623 shares	—	290	(290)	—	—	—	—
Restricted stock units/awards repurchased on vesting to pay taxes, (80,400) shares	—	(67)	(2,870)	—	—	—	(2,937)
Amortization of restricted stock units	—	—	8,382	—	—	—	8,382
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,645)	—	(3,645)
Shares repurchase, (930,977) shares	—	—	—	(32,722)	—	—	(32,722)
Common stock options exercised, 23,640 net of 1,115 used to exercise and related taxes benefits, 22,525 shares	—	20	272	—	—	—	292
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase Plan, 25,023 shares	—	20	884	—	—	—	904
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at December 31, 2022
17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2023	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income 2023	—	—	—	—	48,854	—	48,854
Other comprehensive gain	—	—	—	—	—	9,333	9,333
Restricted stock units issued 434,000 shares	—	362	(362)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (107,918) shares	—	(90)	(3,153)	—	—	—	(3,243)
Amortization of restricted stock units	—	—	10,751	—	—	—	10,751
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,558)	—	(3,558)
Shares repurchase, (455,341) shares	—	—	—	(12,494)	—	—	(12,494)
Common stock options exercised, 2,600 net of 60 used to exercise and related taxes benefits, 2,540 shares	—	2	40	—	—	—	42
Issuance of shares for Employee Stock Purchase Plan, 33,748 shares	—	28	988	—	—	—	1,016
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at December 31, 2023
17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Operating activities:
Net income	$48,854	$74,246	$56,622
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,688	3,475	3,190
Amortization of premium and accretion of discount on securities, net	578	2,665	5,817
Amortization of restricted stock	10,751	8,382	7,055
Amortization of intangible assets	1,319	1,569	1,598
Amortization of subordinated debt costs	287	286	1,003
Provision for credit losses (1)	14,091	6,353	6,475
Swap valuation allowance	—	673	2,243
Stock-based compensation and employee stock purchase plan expense	178	145	126
Deferred tax (benefit)/expense	(15,276)	(6,641)	9,452
Fair value adjustment for equity security	(181)	1,700	432
Loss on sale of securities, available for sale, net	—	6,609	—
Proceeds from sales of loans held for sale (2)	41,355	98,568	171,342
Loans originated for sale (2)	(30,000)	(74,856)	(176,759)
Gain on loans held for sale (2)	(2,524)	(7,248)	(7,133)
Gain on loans held for sale at lower of cost or fair value	—	—	(1,142)
Gain on OREO sold	—	—	(51)
Loss/(gain) on disposal of fixed assets	6	(275)	—
Gain on life insurance death benefit	(41)	(27)	(455)
Increase in cash surrender value of life insurance, net	(457)	(532)	(618)
(Increase)/decrease in accrued interest receivable	(5,519)	(3,568)	906
(Increase)/decrease in other assets	(3,324)	5,261	(4,866)
Increase in accrued expenses and other liabilities	6,295	2,116	226
Net cash provided by operating activities	70,080	118,901	75,463
Investing activities:
Principal repayments, maturities and calls of securities held to maturity	4,803	6,286	234
Principal repayments, maturities and calls of securities available for sale	633,737	440,668	453,427
Redemptions for FHLB & FRB stock	115,947	33,804	807
Sales of securities available for sale	—	118,972	—
Purchase of securities held to maturity	(10,347)	—	(108,925)
Purchase of securities available for sale	(619,025)	(420,169)	(653,524)
Purchase of FHLB & FRB stock	(116,319)	(51,526)	(48)
Proceeds from sale of loans held for sale at lower of cost or fair value	—	—	66,086
Net increase in loans, net of participations sold	(153,112)	(480,862)	(503,747)
Sales of OREO	116	—	101
Purchases of premises and equipment	(3,275)	(3,517)	(3,928)
Disposal of premises and equipment	(6)	277	—
Purchase of wealth management company	—	—	(5,500)
Proceeds from life insurance death benefit	—	—	1,219
Net cash used in investing activities	(147,481)	(356,067)	(753,798)

	Years Ended December 31,
	2023	2022	2021
Financing activities:
Net increase/(decrease) in deposits	68,950	(60,985)	447,665
Net increase/(decrease) in short-term borrowings	24,284	379,530	—
Repayments of Paycheck Protection Program Liquidity Facility	—	—	(177,086)
Repayments of FHLB advances	—	—	(15,000)
Dividends paid on common stock	(3,558)	(3,645)	(3,775)
Exercise of stock options, net of stock swaps	42	292	187
Restricted stock repurchased on vesting to pay taxes	(3,243)	(2,937)	(2,380)
Issuance of restricted stock	—	—	—
Repayments of subordinated debt	—	—	(50,000)
Issuance of shares for employee stock purchase plan	1,016	904	833
Shares repurchased	(12,494)	(32,722)	(28,627)
Net cash provided by financing activities	74,997	280,437	171,817
Net (decrease)/increase in cash and cash equivalents	(2,404)	43,271	(506,518)
Cash and cash equivalents at beginning of period	190,075	146,804	653,322
Cash and cash equivalents at end of period	$187,671	$190,075	$146,804
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$141,166	$33,158	$22,356
Income tax, net	18,474	25,002	16,079
Transfer of loans to loans held for sale	—	—	57,376
Transfer of loans to other real estate owned	—	116	—
Acquisitions (Note 21)
Goodwill	—	—	3,109
Customer relationship & other intangibles	—	—	3,500

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

Peapack Private includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on either a fixed or tiered fee schedule, based upon the market value of assets under management and/or5 administration ("AUMs"). Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $162.9 million and $152.2 million as of December 31, 2023 and 2022, respectively. SBA loans held for sale totaled $7.2 million and $17.2 million as of December 31, 2023 and 2022, respectively. The servicing asset recorded was not material.

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

Owner-Occupied Commercial Real Estate Loans. The Bank provides mortgage loans for owner-occupied commercial real estate properties in the Tri-State area and Pennsylvania. Commercial real estate properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are mixed use as they are a combination of building types, such as a building with retail space on the ground floor and either residential apartments of office suites on the upper floors. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered "mixed use". Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Prior to January 1, 2023, a troubled debt restructuring (“TDR”) was a modified loan with concessions made by the lender to a borrower who was experiencing financial difficulty. TDRs were impaired and generally measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR was considered to be a collateral dependent loan, the loan was reported, net, at the fair value of the collateral, less estimated disposition costs. For TDRs that subsequently defaulted, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2022-02, which replaced the accounting and recognition of TDRs. ASU 2022-02 eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

Other Real Estate Owned ("OREO"): OREO acquired through foreclosure on loans secured by real estate is initially recorded at fair value, less estimated costs to sell. Physical possession of residential real estate property collateralizing a consumer mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for loan losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

Bank Owned Life Insurance ("BOLI"): The Bank has purchased life insurance policies on certain key executives. BOLI is recorded at the amount that can be realized under the insurance contract at the statement of condition, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2020 or by state and local tax authorities for years prior to 2018.

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

The Company recorded $178,000, $145,000 and $126,000 of expense in salaries and employee benefits expense for the years ended December 31, 2023, 2022 and 2021, respectively, related to the ESPP. Total shares issued under the ESPP for the years ended December 31, 2023, 2022 and 2021 were 33,748, 25,023 and 26,693, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021:

(In thousands, except share and per share data)	2023	2022	2021
Net income available to common shareholders	$48,854	$74,246	$56,622
Basic weighted average shares outstanding	17,849,558	18,161,605	18,788,679
Plus: common stock equivalents	199,494	406,493	503,923
Diluted weighted average shares outstanding	18,049,052	18,568,098	19,292,602
Earnings per share:
Basic	$2.74	$4.09	$3.01
Diluted	2.71	4.00	2.93

Restricted stock units totaling 387,768, 291,462 and 264,317 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2023, 2022 and 2021, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test in the third quarter of every year. Goodwill was primarily attributable to the Bank's wealth acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process.

Other intangible assets primarily consist of customer relationship intangible assets arising from acquisitions are amortized on an accelerated method over their estimated useful lives, which range from 5 to 15 years.

Reclassification: Certain reclassifications have been made in the prior periods’ financial statements in order to conform to the current year's presentation and had no effect on the consolidated income statements or the consolidated statements of changes in shareholders’ equity.

Accounting Pronouncements: In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842), Common Control Arrangements. The amendments in this updated clarify the accounting for leasehold improvements associated with common control leases. This update has been issued in order to address current diversity in practice associated with the accounting for leasehold improvements associated with a lease between entities under common control. The amendments in this update apply to all lessees that are a party to a lease between entities under common control in which there are leasehold improvements. The amendments in this update are effective for interim and annual periods beginning after December 15, 2023. The Company is currently evaluating the provisions of this update but does not anticipate the adoption will have a material impact on the Company's consolidated financial statements.

In March 2023, FASB issued ASU 2023-02, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. This standard allows entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. This election allows the entity to record a writedown of investment to federal income tax expense where income tax credits are recorded. This also aligns the treatment of other tax equity investments with that allowed for low income housing tax credit investments. The standard is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within these fiscal years. The Company is currently evaluating the impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment and interim periods with fiscal years beginning after December 15, 2024 with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Tax - Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company does not expect this ASU to have a material effect on our consolidated financial statements.

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the consolidated statements of condition as of December 31, 2023 and 2022 follows:

	2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,794	$—	$(47,103)	$—	$197,691
Mortgage-backed securities-residential	363,893	80	(43,177)	—	320,796
SBA pool securities	27,148	—	(3,744)	—	23,404
Corporate bond	10,000	—	(1,274)	—	8,726
Total securities available for sale	$645,835	$80	$(95,298)	$—	$550,617
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,369)	$—	$36,631
Mortgage-backed securities-residential	67,755	—	(9,971)	—	57,784
Total securities held to maturity	$107,755	$—	$(13,340)	$—	$94,415

	2022
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,774	$—	$(54,232)	$—	$190,542
Mortgage-backed securities-residential	372,471	27	(46,760)	—	325,738
SBA pool securities	31,934	1	(4,508)	—	27,427
State and political subdivisions	1,866	—	(17)	—	1,849
Corporate bond	10,000	—	(908)	—	9,092
Total securities available for sale	$661,045	$28	$(106,425)	$—	$554,648
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(4,563)	$—	$35,437
Mortgage-backed securities-residential	62,291	—	(10,541)	—	51,750
Total securities held to maturity	$102,291	$—	$(15,104)	$—	$87,187

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2023, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities and SBA pool securities are shown separately.

(In thousands)	Available for Sale		Held to Maturity
Maturing in:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$—	$—
After one year through five years	35,000	30,752	40,000	36,631
After five years through ten years	139,976	115,175	—	—
After ten years	79,818	60,490	—	—
	254,794	206,417	40,000	36,631
Mortgage-backed securities-residential	363,893	320,796	67,755	57,784
SBA pool securities	27,148	23,404	—	—
Total	$645,835	$550,617	$107,755	$94,415

Securities available for sale with a fair value of $434.6 million and $453.7 million as of December 31, 2023 and December 31, 2022, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law. In addition, securities held to maturity with a carrying value of $107.8 million and $102.3 million were also pledged as of December 31, 2023 and December 31, 2022, respectively, for the same purposes.

The following is a summary of gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2023	2022	2021
Proceeds on sales	$—	$118,972	$—
Gross gains	—	3	—
Gross losses	—	(6,612)	—
Net tax benefit	—	1,581	—

The following table presents the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2023 and 2022.

	2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$197,691	$(47,103)	$197,691	$(47,103)
Mortgage-backed securities-residential	36,634	(963)	217,513	(42,214)	254,147	(43,177)
SBA pool securities	655	(1)	22,749	(3,743)	23,404	(3,744)
Corporate bond	—	—	8,726	(1,274)	8,726	(1,274)
Total securities available for sale	$37,289	$(964)	$446,679	$(94,334)	$483,968	$(95,298)
Securities Held to Maturity:
U.S. government- sponsored agencies	$—	$—	$36,631	$(3,369)	$36,631	$(3,369)
Mortgage-backed securities-residential	9,647	(135)	48,137	(9,836)	57,784	(9,971)
Total securities held to maturity	$9,647	$(135)	$84,768	$(13,205)	$94,415	$(13,340)
Total securities	$46,936	$(1,099)	$531,447	$(107,539)	$578,383	$(108,638)

	2022
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$190,542	$(54,232)	$190,542	$(54,232)
Mortgage-backed securities-residential	82,907	(4,082)	174,557	(42,678)	257,464	(46,760)
SBA pool securities	3,377	(332)	23,256	(4,176)	26,633	(4,508)
State and political subdivisions	1,579	(17)	—	—	1,579	(17)
Corporate Bond	9,092	(908)	—	—	9,092	(908)
Total securities available for sale	$96,955	$(5,339)	$388,355	$(101,086)	$485,310	$(106,425)
Securities Held to Maturity:
U.S. government- sponsored agencies	$13,174	$(1,826)	$22,263	$(2,737)	$35,437	$(4,563)
Mortgage-backed securities-residential	15,635	(3,585)	36,115	(6,956)	51,750	(10,541)
Total securities held to maturity	$28,809	$(5,411)	$58,378	$(9,693)	$87,187	$(15,104)
Total securities	$125,764	$(10,750)	$446,733	$(110,779)	$572,497	$(121,529)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security's amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2023. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S. government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the years ended December 31, 2023 and December 31, 2022, respectively.

No other-than-temporary impairment charges were recognized in 2021.

The Company has an investment in a CRA investment fund with a fair value of $13.2 million and $13.0 million at December 31, 2023 and 2022, respectively. The investment is classified as an equity security in our Consolidated Statements of Condition. This security had a gain of $181,000 for the year ended December 31, 2023 and losses of $1.7 million and $432,000 for the years ended December 31, 2022 and December 31, 2021, respectively. This amount is included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.
3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2023	Loans	2022	Loans
Residential mortgage	$578,327	10.65%	$525,756	9.95%
Multifamily mortgage	1,836,390	33.82	1,863,915	35.27
Commercial mortgage	637,625	11.74	624,625	11.82
Commercial loans (including equipment financing)	2,260,524	41.64	2,194,094	41.51
Commercial construction	17,721	0.33	4,042	0.07
Home equity lines of credit	36,464	0.67	34,496	0.65
Consumer loans, including fixed rate home equity loans	62,036	1.14	38,014	0.72
Other loans	238	0.01	304	0.01
Total loans	$5,429,325	100.00%	$5,285,246	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of December 31, 2023 and 2022 are based on the CECL methodology:

		% of Total		% of Total
(Dollars in thousands)	2023	Loans	2022	Loans
Primary residential mortgage	$585,126	10.78%	$527,784	9.99%
Junior lien loan on residence	40,203	0.74	38,265	0.73
Multifamily property	1,836,390	33.85	1,863,915	35.29
Owner-occupied commercial real estate	255,110	4.70	272,009	5.15
Investment commercial real estate	1,061,197	19.56	1,044,125	19.77
Commercial and industrial	1,314,781	24.23	1,194,662	22.62
Lease financing	251,423	4.63	288,566	5.46
Construction	17,987	0.33	9,936	0.19
Consumer and other	63,906	1.18	42,319	0.80
Total loans	$5,426,123	100.00%	$5,281,581	100.00%
Net deferred costs	3,202		3,665
Total loans including net deferred costs	$5,429,325		$5,285,246

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2023	2022
Balance, beginning of year	$4,480	$4,337
New loans	3	448
Repayments	(1,186)	(305)
Balance, at end of year	$3,297	$4,480

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2023 and 2022:

	2023
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,263	$—
Junior lien loan on residence	100	—
Multifamily property	16,645	—
Investment commercial real estate	9,881	—
Commercial and industrial	31,430	—
Lease financing	2,002	—
Consumer and other	3	—
Total	$61,324	$—

	2022
		Loans Past Due Over
		90 Days and Still
(In thousands)	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,339	$—
Investment commercial real estate	11,208	—
Commercial and industrial	3,662	—
Lease financing	1,765	—
Total	$18,974	$—

The following tables present the recorded investment in past due loans as of December 31, 2023 and 2022 by class of loans, excluding nonaccrual loans:

	2023
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,448	$1,061	$—	$3,509
Junior lien loan on residence	84	—	—	84
Multifamily property	11,814	—	—	11,814
Commercial and industrial	7,297	11,498	—	18,795
Consumer and other	387	—	—	387
Total	$22,030	$12,559	$—	$34,589

	2022
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,145	$—	$—	$1,145
Multifamily property	882	—	—	882
Commercial and industrial	4,884	681	—	5,565
Total	$6,911	$681	$—	$7,592

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
•
Any new Federal Reserve Bank Regulation “O” loan commitments over $1,000,000; and
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

The following is a summary of the credit risk profile of loans by internally assigned grade as of December 31, 2023 and 2022 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$94,688	$114,532	$80,175	$56,191	$35,418	$196,251	$—	$5,535	$582,790
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	473	935	928	—	—	2,336
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	94,688	114,532	80,175	56,664	36,353	197,179	—	5,535	585,126
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	872	1,394	135	—	530	808	29,620	6,680	40,039
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	1	164
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	872	1,394	135	—	530	808	29,783	6,681	40,203
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	52,072	476,972	645,093	119,934	209,299	295,226	8,451	—	1,807,047
Special mention	—	—	—	—	—	1,650	—	—	1,650
Substandard	—	1,572	7,491	—	10,370	8,260	—	—	27,693
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	52,072	478,544	652,584	119,934	219,669	305,136	8,451	—	1,836,390
Current period gross charge-offs	—	—	2,223	—	—	—	—	—	2,223

Owner-occupied commercial real estate:
Pass	4,333	23,590	39,563	19,457	11,788	126,430	17,559	10,731	253,451
Special mention	—	—	1,197	—	—	—	462	—	1,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,333	23,590	40,760	19,457	11,788	126,430	18,021	10,731	255,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	125,568	173,660	150,026	57,811	144,447	314,411	30,124	13,379	1,009,426
Special mention	—	—	—	—	21,936	3,834	—	14,172	39,942
Substandard	—	9,881	—	—	1,948	—	—	—	11,829
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	125,568	183,541	150,026	57,811	168,331	318,245	30,124	27,551	1,061,197
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	226,699	216,864	191,389	39,003	26,570	16,845	516,844	23,687	1,257,901
Special mention	—	—	758	—	1,161	190	14,232	194	16,535
Substandard	1,212	22,297	1,467	1,865	953	2,524	7,571	2,456	40,345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	227,911	239,161	193,614	40,868	28,684	19,559	538,647	26,337	1,314,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	50,706	42,447	61,547	39,710	24,113	19,287	—	—	237,810
Special mention	—	9,631	511	—	1,375	94	—	—	11,611

Substandard	1,056	—	—	—	946	—	—	—	2,002
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	51,762	52,078	62,058	39,710	26,434	19,381	—	—	251,423
Current period gross charge-offs	—	4,800	—	—	—	794	—	—	5,594

Construction loans:
Pass	—	—	—	—	—	—	17,987	—	17,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,987	—	17,987
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	3,934	—	301	158	—	4,141	51,788	3,581	63,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	3,934	—	301	158	—	4,141	51,791	3,581	63,906
Current period gross charge-offs	—	—	—	—	—	—	139	—	139

Total:
Pass	558,872	1,049,459	1,168,229	332,264	452,165	973,399	672,373	63,593	5,270,354
Special mention	—	9,631	2,466	—	24,472	5,768	14,694	14,366	71,397
Substandard	2,268	33,750	8,958	2,338	15,152	11,712	7,737	2,457	84,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$561,140	$1,092,840	$1,179,653	$334,602	$491,789	$990,879	$694,804	$80,416	$5,426,123

	Grade as of December 31, 2022 for Loans Originated During
						2017		Revolving-
(In thousands)	2022	2021	2020	2019	2018	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$118,864	$87,312	$62,540	$37,902	$27,209	$190,834	$—	$691	$525,352
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	547	1,044	141	700	—	—	2,432
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	118,864	87,312	63,087	38,946	27,350	191,534	—	691	527,784

Junior lien loan on residence:
Pass	1,631	177	42	639	326	953	33,996	—	37,764
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	501	—	501
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,631	177	42	639	326	953	34,497	—	38,265

Multifamily property:
Pass	488,657	678,507	118,220	224,129	33,884	305,628	1,246	1,425	1,851,696
Special mention	—	—	—	—	—	1,696	—	—	1,696
Substandard	—	—	—	2,846	—	7,677	—	—	10,523
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	488,657	678,507	118,220	226,975	33,884	315,001	1,246	1,425	1,863,915

Owner-occupied commercial real estate:
Pass	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	25,315	43,916	20,679	12,244	22,422	126,237	608	20,588	272,009

Investment commercial real estate:
Pass	189,829	154,715	59,444	155,995	93,330	305,219	6,590	23,487	988,609
Special mention	—	—	—	13,015	—	13,309	—	14,507	40,831
Substandard	11,208	—	—	3,477	—	—	—	—	14,685
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	201,037	154,715	59,444	172,487	93,330	318,528	6,590	37,994	1,044,125

Commercial and industrial:
Pass	421,072	217,887	76,307	80,359	26,792	5,559	303,526	29,750	1,161,252
Special mention	14,405	—	826	—	193	—	258	—	15,682
Substandard	1,553	1,892	2,148	3,894	277	71	7,893	—	17,728
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	437,030	219,779	79,281	84,253	27,262	5,630	311,677	29,750	1,194,662

Lease financing:
Pass	73,155	71,925	58,262	48,942	24,408	8,125	—	—	284,817
Special mention	1,984	—	—	—	—	—	—	—	1,984
Substandard	—	—	—	1,765	—	—	—	—	1,765
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	75,139	71,925	58,262	50,707	24,408	8,125	—	—	288,566

Construction loans:
Pass	—	—	—	1,439	—	—	4,064	4,433	9,936
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	1,439	—	—	4,064	4,433	9,936

Consumer and other loans:
Pass	—	381	194	—	—	5,753	31,287	4,704	42,319
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	—	381	194	—	—	5,753	31,287	4,704	42,319

Total:
Pass	1,318,523	1,254,820	395,688	561,649	228,371	948,308	381,317	85,078	5,173,754
Special mention	16,389	—	826	13,015	193	15,005	258	14,507	60,193
Substandard	12,761	1,892	2,695	13,026	418	8,448	8,394	—	47,634
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,347,673	$1,256,712	$399,209	$587,690	$228,982	$971,761	$389,969	$99,585	$5,281,581

At December 31, 2023, $60.6 million of substandard loans were individually evaluated as compared to $14.7 million at December 31, 2022. The increase in individually evaluated substandard loans was primarily due to one freight credit totaling

$23.5 million and three multifamily credits totaling $16.6 million that were graded as substandard during the year ended December 31, 2023.

Loan Modifications: On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The following tables provide information related to the modifications during the year ended December 31, 2023 by pool segment and type of concession granted:

	Significant Payment Delay
	Year ended December 31, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$248	0.02%
Total	$248	0.02%

	Interest Rate Reduction
	Year Ended December 31, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$3,006	0.23%
Total	$3,006	0.23%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through December 31, 2023:

	Payment Status at December 31, 2023
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$3,254	$—	$—
Total	$3,254	$—	$—

The Company has not committed to lend additional amounts as of December 31, 2023 to customers with outstanding loans that are classified as modified loans.

The following table presents loans by class modified that failed to comply with the modified terms in the year following modification and resulted in a payment default at December 31, 2023:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Year Ended December 31, 2023
	Interest Only	Interest
(Dollars in thousands)	Period Extension	Rate Reduction
Commercial and industrial	$248	$3,006
Total	$248	$3,006

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

Troubled Debt Restructurings: Prior to the adoption of ASU 2022-02 on January 1, 2023, the Company classified certain loans as troubled debt restructuring ("TDR") loans when credit terms to a borrower in financial difficulty were modified, in accordance with ASC 310-40. With the adoption of ASU 2022-02 as of January 1, 2023, the Company has ceased to recognize or measure new TDRs but those existing at December 31, 2022 will remain until settled.

The Company allocated $1.2 million of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2022.

During the years ended December 31, 2022 and 2021, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

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

The identification of the troubled debt restructured loans did not have a significant impact on the allowance for credit losses. In addition, there were no charge-offs as a result of the classification of these loans as troubled debt restructurings during the years ended December 31, 2022 or 2021.

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

The defaults described above did not have a material impact on the allowance for credit losses or provisions during 2022 and 2021.

A loan is accounted for as a modification made to a borrower experiencing financial difficulty when a modification has been granted that is deemed concessionary and not temporary to a debtor experiencing financial difficulty. This evaluation is performed under the Company’s internal underwriting policy. The modification of the terms of such loans may include one or more of the following: (1) a reduction of the stated interest rate of the loan to a rate that is lower than the current market rate for new debt with similar risk; (2) an extension of an interest only period for a predetermined period of time; (3) an extension of the maturity date; or (4) an extension of the amortization period over which future payments will be computed. At the time a loan is modified, the Bank performs an underwriting analysis, which includes, at a minimum, obtaining current financial statements and tax returns, copies of all leases, and an updated independent appraisal of the property. A loan will continue to accrue interest if it can be reasonably determined that the borrower should be able to perform under the modified terms, that the loan has not been chronically delinquent (both to debt service and real estate taxes) or in nonaccrual status since its inception, and that there have been no charge-offs on the loan. Restructured loans with previous charge-offs would not accrue interest at the time of the modification. At a minimum, six consecutive months of contractual payments would need to be made on a modified loan before returning it to accrual status.
4. ALLOWANCE FOR CREDIT LOSSES

On January 1, 2022, the Company adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. See Note 1, Summary of Significant Accounting Policies for additional information on Topic 326.

The Company does not estimate expected credit losses on accrued interest receivable ("AIR") on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $27.8 million at December 31, 2023 and $22.8 million at December 31, 2022.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of December 31, 2023 and 2022.

December 31, 2023
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$652	$—	$584,474	$3,931	$585,126	$3,931
Junior lien loan on residence	100	—	40,103	177	40,203	177
Multifamily property	16,645	—	1,819,745	8,782	1,836,390	8,782
Owner-occupied commercial real estate	—	—	255,110	4,840	255,110	4,840
Investment commercial real estate	9,881	—	1,051,316	15,403	1,061,197	15,403
Commercial and industrial	31,430	4,518	1,283,351	25,189	1,314,781	29,707
Lease financing	2,002	20	249,421	1,643	251,423	1,663
Construction	—	—	17,987	516	17,987	516
Consumer and other	—	—	63,906	869	63,906	869
Total ACL	$60,710	$4,538	$5,365,413	$61,350	$5,426,123	$65,888

December 31, 2022
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$374	$—	$527,410	$2,894	$527,784	$2,894
Junior lien loan on residence	—	—	38,265	154	38,265	154
Multifamily property	—	—	1,863,915	8,849	1,863,915	8,849
Owner-occupied commercial real estate	—	—	272,009	4,835	272,009	4,835
Investment commercial real estate	11,208	1,208	1,032,917	14,272	1,044,125	15,480
Commercial and industrial	3,385	299	1,191,277	25,231	1,194,662	25,530
Lease financing	1,765	—	286,801	2,314	288,566	2,314
Construction	—	—	9,936	236	9,936	236
Consumer and other	—	—	42,319	537	42,319	537
Total ACL	$16,732	$1,507	$5,264,849	$59,322	$5,281,581	$60,829

Individually evaluated loans include nonaccrual loans of $60.6 million at December 31, 2023 and $15.8 million at December 31, 2022. Individually evaluated loans did not include any performing modified loans at December 31, 2023. An allowance of $185,000 was allocated to modified loans at December 31, 2023, of which all was allocated to one nonaccrual loan. All accruing modified loans were paying in accordance with their modified terms as of December 31, 2023.

The allowance for credit losses was $65.9 million as of December 31, 2023, compared to $60.8 million at December 31, 2022. The increase in the allowance for credit losses ("ACL") was primarily due to the provision for credit losses due to charge-offs of $5.6 million and $2.2 million related to one freight related credit and one multifamily property, respectively. These charge-offs were partially offset by the release of specific reserves of $3.2 million related to these credits. Additionally, there was a specific reserve of $4.2 million for one freight related credit totaling $23.5 million recorded during the year ended December 31, 2023. The allowance for credit losses as a percentage of loans was 1.21 percent and 1.15 percent at December 31, 2023 and 2022, respectively.

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

The following tables present collateral dependent loans individually evaluated by segment as of December 31, 2023 and 2022:

	December 31, 2023
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (1)	$712	$652	$—	$428
Junior lien loan on residence (1)	100	100	—	8
Multifamily property (2)	18,868	16,645	—	5,964
Investment commercial real estate (3)	12,500	9,881	—	5,781
Commercial and industrial (1)(3)(4)	6,275	3,965	—	2,146
Lease financing (5)	1,035	946	—	2,067
Total loans with no related allowance	$39,490	$32,189	$—	$16,394
With related allowance recorded:
Commercial and industrial (3)(4)(5)	$28,359	$27,465	$4,518	$9,814
Lease financing (5)	1,079	1,056	20	1,611
Total loans with related allowance	$29,438	$28,521	$4,538	$11,425
Total loans individually evaluated for impairment	$68,928	$60,710	$4,538	$27,819
(1)
Secured by residential real estate.
(2)
Secured by multifamily residential properties.
(3)
Secured by commercial real estate.
(4)
Secured by all business assets.
(5)
Secured by machinery and equipment.

	December 31, 2022
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

Interest income recognized on individually evaluated loans for the years ended December 31, 2023 and 2022 was not material. The Company did not recognize any income on non-accruing impaired loans for the years ended December 31, 2023 and 2022.

The activity in the allowance for credit losses for the years ended December 31, 2023 and 2022 are summarized below:

	January 1,				December 31,
	2023				2023
	Beginning	Charge-		Provision/	Ending
(In thousands)	ACL	Offs	Recoveries	(Credit)(1)	ACL
Primary residential mortgage	$2,894	$—	$52	$985	$3,931
Junior lien loan on residence	154	—	—	23	177
Multifamily property	8,849	(2,223)	—	2,156	8,782
Owner-occupied commercial real estate	4,835	—	—	5	4,840
Investment commercial real estate	15,480	(1,199)	—	1,122	15,403
Commercial and industrial	25,530	—	—	4,177	29,707
Lease financing	2,314	(5,594)	—	4,943	1,663
Construction	236	—	—	280	516
Consumer and other	537	(139)	6	465	869
Total ACL	$60,829	$(9,155)	$58	$14,156	$65,888

(1) Provision to roll forward the ACL excludes a credit of $65,000 for off-balance sheet commitments.

	December 31,
	2021
	Prior to					December 31,
	Adoption	Impact of				2022
	of	Adopting			Provision/	Ending
(In thousands)	Topic 326	Topic 326	Charge-Offs	Recoveries	(Credit)(1)	ACL
Primary residential mortgage	$1,510	$717	$—	$15	$652	$2,894
Junior lien loan on residence	88	83	(3)	—	(14)	154
Multifamily property	9,806	4,072	—	—	(5,029)	8,849
Owner-occupied commercial real estate	1,998	2,902	—	—	(65)	4,835
Investment commercial real estate	27,083	(13,589)	(1,450)	—	3,436	15,480
Commercial and industrial	17,509	(657)	—	254	8,424	25,530
Lease financing	3,440	156	—	—	(1,282)	2,314
Construction	48	361	—	—	(173)	236
Consumer and other	215	419	(53)	2	(46)	537
Total ACL	$61,697	$(5,536)	$(1,506)	$271	$5,903	$60,829

(1) Provision to roll forward the ACL excludes a provision of $450,000 for off-balance sheet commitments.

For the accounting policy on the allowance for loan losses that was in effect prior to the adoption of Topic 326, refer to Note 1, Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2021. The activity in the allowance for loan and lease losses for the year ended December 31, 2021 is summarized below:

	January 1,				December 31,
	2021				2021
	Beginning			Provision/	Ending
(In thousands)	ALLL	Charge-Offs	Recoveries	(Credit)	ALLL
Primary residential mortgage	$2,905	$(12)	$—	$(1,461)	$1,432
Home equity lines of credit	218	—	85	(220)	83
Junior lien loan on residence	15	—	—	(10)	5
Multifamily property	9,945	—	—	(139)	9,806
Owner-occupied commercial real estate	3,050	—	—	(1,052)	1,998
Investment commercial real estate	27,713	(7,137)	—	6,507	27,083
Commercial and industrial	19,047	(5,019)	66	3,415	17,509
Lease financing	3,936	—	—	(496)	3,440
Secured by farmland and agricultural	43	—	—	41	84
Commercial construction	158	—	—	(116)	42
Consumer and other	279	(80)	10	6	215
Total ALLL	$67,309	$(12,248)	$161	$6,475	$61,697

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the ACL for off balance sheet commitments for the years ended December 31, 2023 and 2022:

	January 1,		December 31,
	2023	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$(65)	$687
Total ACL	$752	$(65)	$687

	December 31,
	2021			December 31,
	Prior to Adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	Adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$450	$752
Total ACL	$—	$302	$450	$752

5. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2023	2022
Land and land improvements	$6,881	$6,853
Buildings	12,259	12,332
Furniture and equipment	27,085	25,484
Leasehold improvements	15,101	14,891
Projects in progress	1,817	1,046
	63,143	60,606
Less: accumulated depreciation	38,977	36,775
Total	$24,166	$23,831

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2023	2022
Land and buildings	$11,237	$11,237
Less: accumulated depreciation	9,150	8,402
Total	$2,087	$2,835

Projects in progress represents costs associated with smaller renovation or equipment installation projects at various locations.

The Company recorded depreciation expense of $3.7 million, $3.5 million, and $3.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The Company leases its corporate headquarters building under a capital lease, classified as a finance lease right-of-use asset in accordance with lease accounting guidance. The lease arrangement requires monthly payments through 2025. Related depreciation expense of $607,000 is included in each of the 2023, 2022 and 2021 results.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment in accordance with lease accounting guidance. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2023, 2022 and 2021 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2023:

(In thousands)
2024	$1,456
2025	939
2026	215
2027	226
2028	226
Thereafter	677
Total minimum lease payments	3,739
Less: amount representing interest	309
Present value of net minimum lease payments	$3,430

6. DEPOSITS

Time deposits over $250,000 totaled $105.9 million and $91.1 million at December 31, 2023 and 2022, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2023		2022
Noninterest-bearing demand deposits	$957,687	18.16%	$1,246,066	23.94%
Interest-bearing checking (1)	2,882,193	54.65	2,143,611	41.18
Savings	111,573	2.12	157,338	3.02
Money market	740,559	14.04	1,228,234	23.60
Certificates of deposit - retail	443,791	8.41	318,573	6.12
Certificates of deposit - listing service	7,804	0.15	25,358	0.49
Subtotal deposits	5,143,607	97.53	5,119,180	98.35
Interest-bearing demand - Brokered	10,000	0.19	60,000	1.15
Certificates of deposit - Brokered	120,507	2.28	25,984	0.50
Total deposits	$5,274,114	100.00%	$5,205,164	100.00%

(1) Interest-bearing checking includes $990.7 million at December 31, 2023 and $620.1 million at December 31, 2022 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

The scheduled maturities of time deposits as of December 31, 2023 are as follows:

(In thousands)
2024	$501,513
2025	64,539
2026	3,964
2027	864
2028	1,222
Over 5 Years	—
Total	$572,102

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At December 31, 2023 the Company had $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent compared to $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent at December 31, 2022. At December 31, 2023, unused short-term overnight borrowing commitments totaled $1.4 billion from the FHLB, $22.0 million from correspondent bankers and $1.7 billion at the Federal Bank of New York.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2023.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$197,691	$—	$197,691	$—
Mortgage-backed securities-residential	320,796	—	320,796	—
SBA pool securities	23,404	—	23,404	—
Corporate bond	8,726	—	8,726	—
CRA investment fund	13,166	13,166	—	—
Derivatives:
Cash flow hedges	6,814	—	6,814	—
Loan level swaps	23,826	—	23,826	—
Total	$594,423	$13,166	$581,257	$—

Liabilities:
Derivatives:
Loan level swaps	23,826	—	23,826	—
Total	$23,826	$—	$23,826	$—

(In thousands)	December 31, 2022
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$190,542	$—	$190,542	$—
Mortgage-backed securities-residential	325,738	—	325,738	—
SBA pool securities	27,427	—	27,427	—
State and political subdivisions	1,849	—	1,849	—
Corporate bond	9,092	—	9,092	—
CRA investment fund	12,985	12,985	—	—
Derivatives:
Cash flow hedges	9,289	—	9,289	—
Loan level swaps	38,265	—	38,265	—
Total	$615,187	$12,985	$602,202	$—

Liabilities:
Derivatives:
Loan level swaps	38,265	—	38,265	—
Total	$38,265	$—	$38,265	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2023 and December 31, 2022.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2023	December 31, 2022
Residential loans contractual balance	$98	$—
Fair value adjustment	2	—
Total fair value of residential loans held for sale	$100	$—

The following tables summarize, at the date indicated, assets measured at fair value on a non-recurring basis:

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$22,947	$—	$—	$22,947
Lease financing	1,035	—	—	1,035

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Assets:
Impaired loans:
Investment commercial real estate	$10,000	$—	$—	$10,000
Commercial and industrial	743	—	—	743

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2023 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$187,671	$187,671	$—	$—	$187,671
Securities available for sale	550,617	—	550,617	—	550,617
Securities held to maturity	107,755	—	94,415	—	94,415
CRA investment fund	13,166	13,166	—	—	13,166
FHLB and FRB stock	31,044	—	—	—	N/A
Loans held for sale, at fair value	100	—	100	—	100
Loans held for sale, at lower of cost or fair value	6,695	—	7,201	—	7,201
Loans, net of allowance for credit losses	5,363,437	—	—	5,294,942	5,294,942
Accrued interest receivable	30,676	—	2,868	27,808	30,676
Accrued interest receivable loan level swaps (A)	1,373	—	1,373	—	1,373
Cash flow hedges	6,814	—	6,814	—	6,814
Loan level swaps	23,826	—	23,826	—	23,826
Financial liabilities
Deposits	$5,274,114	$4,702,012	$567,696	$—	$5,269,708
Short-term borrowings	403,814	—	403,814	—	403,814
Subordinated debt	133,274	—	—	111,924	111,924
Accrued interest payable	7,115	4,989	1,968	158	7,115
Accrued interest payable loan level swaps (B)	1,373	—	1,373	—	1,373
Loan level swaps	23,826	—	23,826	—	23,826
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2022 are as follows:

		Fair Value Measurements at December 31, 2022 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$190,075	$190,075	$—	$—	$190,075
Securities available for sale	554,648	—	554,648	—	554,648
Securities held to maturity	102,291	—	87,187	—	87,187
CRA investment fund	12,985	12,985	—	—	12,985
FHLB and FRB stock	30,672	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	15,626	—	17,176	—	17,176
Loans, net of allowance for loan losses	5,224,417	—	—	5,141,201	5,141,201
Accrued interest receivable	25,157	—	2,393	22,764	25,157
Accrued interest receivable loan level swaps (A)	1,092	—	1,092	—	1,092
Cash flow hedges	9,289	—	9,289	—	9,289
Loan level swaps	38,265	—	38,265	—	38,265
Financial liabilities
Deposits	$5,205,164	$4,835,249	$356,975	$—	$5,192,224
Short-term borrowings	379,530	—	379,530	—	379,530
Subordinated debt	132,987	—	—	119,865	119,865
Accrued interest payable	2,997	2,509	413	75	2,997
Accrued interest payable loan level swaps (B)	1,092	—	1,092	—	1,092
Loan level swaps	38,265	—	38,265	—	38,265

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

CRA investment fund: The fair value of the investment fund is determined by quoted prices in an active market.

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

Loans: At December 31, 2023 and 2022, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.

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
9. REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2023	2022	2021
Service charges on deposits
Overdraft fees	$518	$488	$415
Interchange income	1,182	1,451	1,451
Other	3,452	2,286	1,831
Wealth management fees (a)	55,747	54,651	52,987
Gains on sales of OREO	—	—	51
(Loss)/Gain on sale of property	(6)	275	—
Corporate advisory fee income	219	1,704	3,483
Other (b)	12,466	5,562	12,025
Total noninterest other income	$73,578	$66,417	$72,243
(a)
Includes investment brokerage fees.
(b)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2023
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$518	$—	$518
Interchange income	1,182	—	1,182
Other	3,452	—	3,452
Wealth management fees (a)	—	55,747	55,747
Gain on sale of property	(6)	—	(6)
Corporate advisory fee income	219	—	219
Other (b)	11,288	1,178	12,466
Total noninterest income	$16,653	$56,925	$73,578

	2022
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$488	$—	$488
Interchange income	1,451	—	1,451
Other	2,286	—	2,286
Wealth management fees (a)	—	54,651	54,651
Gain on sales of OREO	275	—	275
Corporate advisory fee income	1,704	—	1,704
Other (b)	3,715	1,847	5,562
Total noninterest income	$9,919	$56,498	$66,417

	2021
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$415	$—	$415
Interchange income	1,451	—	1,451
Other	1,831	—	1,831
Wealth management fees (a)	—	52,987	52,987
Gain on sales of OREO	51	—	51
Corporate advisory fee income	3,483	—	3,483
Other (b)	10,111	1,914	12,025
Total noninterest income	$17,342	$54,901	$72,243

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income by $8,000, $102,000, and $127,000 for 2023, 2022, and 2021, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a loss on sale of property of $6,000 for 2023 and a gain on sale of property of $275,000 for 2022. The Company did not record a gain or loss in 2021.

Gains/(losses) on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company did not record a gain or loss in 2023 or 2022. The Company recorded a gain on sale of OREO of $51,000 for 2021.

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2023	2022	2021
Professional and legal fees	$5,710	$5,062	$5,343
Trust department expense	3,837	3,570	3,531
Telephone	1,531	1,460	1,323
Advertising	1,872	1,882	1,288
Amortization of intangible assets	1,319	1,569	1,598
Branch restructure	565	201	228
Write-off of subordinated debt costs	—	—	648
Other operating expenses	10,258	9,249	8,865
Total other operating expenses	$25,092	$22,993	$22,824

11. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2023	2022	2021
Federal:
Current expense	$25,814	$27,228	$7,400
Deferred (benefit)/expense	(11,862)	(7,817)	7,971
State:
Current expense	7,889	7,511	4,188
Deferred (benefit)/expense	(3,414)	1,176	1,481
Total income tax expense	$18,427	$28,098	$21,040

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2023, 2022, and 2021, respectively, to income before taxes as a result of the following:

(In thousands)	2023	2022	2021
"Tax expense computed at applicable statutory rate"	$14,129	$21,513	$16,309
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(261)	(236)	(146)
State income taxes, net of Federal benefit	3,535	7,109	4,789
Bank owned life insurance income	(266)	(261)	(356)
Life insurance expense	238	21	199
Interest disallowance	143	34	14
Meals and entertainment expense	78	39	39
Stock-based compensation	889	(130)	9
Other	(58)	9	183
Total income tax expense	$18,427	$28,098	$21,040

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2023	2022
Deferred tax assets:
Allowance for credit losses	$17,540	$14,924
Tax net operating loss carryforward	262	648
Capital loss carryforward	1,763	—
Organization costs	7	7
Unrealized loss on securities available for sale	25,408	25,424
Unrealized loss on equity security	488	544
Stock compensation expense	2,621	3,084
Nonaccrual interest	115	202
Accrued compensation	7,201	5,277
Accrued expenses	1,079	803
Lease liabilities	3,328	3,598
Finance lease	672	1,072
Other	1,080	727
Total gross deferred tax assets	$61,564	$56,310
Deferred tax liabilities:
Lease financing	$48,002	$58,382
Cash flow hedge	1,883	2,528
Deferred loan origination costs and fees	1,878	1,827
Deferred income	4,479	4,608
Amortization of intangible assets	1,245	854
Lease right-of-use asset	3,126	3,379
Other	446	164
Total gross deferred tax liabilities	61,059	71,742
Net deferred tax asset/(liability)	$505	$(15,432)

Based upon taxes paid and projected future taxable income, Management believes that it is more likely than not that the Company’s gross deferred tax assets will be realized. However, there can be no assurance that such assets will be realized if circumstances change.

At December 31, 2023, the Company had $5.1 million of state net operating loss ("NOL") carryforward available to offset future taxable income. These operating loss carryforwards have various expirations beginning in 2032. At December 31, 2022, the Company had a state NOL carryforward of $14.5 million. At December 31, 2022, the Company had no unrecognized tax benefits. The Company recognizes interest accrued related to uncertain tax positions and penalties as income tax expense.

On July 1, 2018, New Jersey established a 2.5 percent surtax on businesses that have New Jersey allocated net income in excess of $1.0 million. The surtax was effective as of January 1, 2018 and continued through 2020. In September 2020, New Jersey extended the surtax through December 31, 2023. On July 3, 2023, New Jersey enacted comprehensive tax legislation which included the expiration of the 2.5 percent surtax as of December 31, 2023. The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2020 or by state and local tax authorities for years prior to 2019. The tax years of 2020, 2021 and 2022 remain open to federal examination.

12. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company contributed three percent of compensation for each employee regardless of the employees’ contributions for both the years ended December 31, 2023 and 2022. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2021. In addition, the Company partially matches employee contributions up to three percent. Expense for the savings plan totaled $3.5 million for the year ended December 31, 2023, $3.7 million for the year ended December 31, 2022, and $2.9 million for the year ended December 31, 2021.

Additional contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not make additional contributions to the profit sharing plan in 2023, 2022 or 2021.

13. STOCK-BASED COMPENSATION

The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2023, the total number of shares available for grant in all active plans was 809,502. There are no shares remaining for issuance with respect to the stock option plans approved in 2006 and 2012; however, options granted under these plans are still included in the numbers below.

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

Changes in options outstanding during 2023 were as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2023	6,800	$16.53
Exercised during 2023	(2,600)	16.76
Expired during 2023	(2,600)	14.85
Forfeited during 2023	(200)	17.14
Balance, December 31, 2023	1,400	$19.15	0.01 years	$15
Vested and expected to vest	1,400	$19.15	0.01 years	$15
Exercisable at December 31, 2023	1,400	$19.15	0.01 years	$15

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options). The Company’s closing stock price on December 31, 2023 was $29.82.

There were no stock options granted in 2023.

As of December 31, 2023, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued service-based and performance-based restricted stock units in 2023, 2022 and 2021. Service-based units vest ratably over a three- or five-year period. There were 271,387 service-based restricted stock units granted during 2023.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 126,821 performance-based restricted units granted during 2023.

As of December 31, 2023, there was $14.9 million of total unrecognized compensation cost related to both service- and performance-based units. That cost is expected to be recognized over a weighted average period of 1.18 years. Total stock-based compensation expense recognized for stock awards/units totaled $10.7 million, $7.8 million and $7.1 million in 2023,

2022 and 2021, respectively. There was no stock-based compensation expense related to stock options for the years ended December 31, 2023, 2022 and 2021, respectively.

Changes in non-vested shares dependent on performance criteria for 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	233,556	$23.77
Granted during 2023	126,821	26.81
Vested during 2023	(183,766)	17.60
Forfeited during 2023	(247)	13.44
Balance, December 31, 2023	176,364	$32.40

Changes in service based restricted stock units for 2023 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2023	621,170	$27.50
Granted during 2023	271,387	30.94
Vested during 2023	(250,234)	25.92
Forfeited during 2023	(15,581)	27.50
Balance, December 31, 2023	626,742	$29.62

14. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $1.1 billion and $996.7 million at December 31, 2023 and 2022, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $23.3 million and $20.2 million at December 31, 2023 and 2022, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2023.

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

The Company is a limited partner in several Small Business Investment Company (“SBIC”) funds. The Company had unfunded commitments of $10.3 million and $11.3 million for its investment in SBIC qualified funds at December 31, 2023 and 2022, respectively.

15. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of December 31, 2023, the Company’s operating lease ROU asset and operating lease liability totaled $12.1 million and $12.9 million, respectively. As of December 31, 2022, the Company’s operating lease ROU asset and operating lease liability totaled $12.9 million and $13.7 million, respectively. A weighted average discount rate of 2.72 percent and 2.63 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2023 and 2022, respectively.

The Company's leases had remaining lease terms between four months to 13 years, with a weighted average lease term of 6.75 years, at December 31, 2023. The Company's leases had remaining lease terms between three months to 14 years, with a weighted average lease term of 7.48 years, at December 31, 2022. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $3.2 million and $3.4 million for the years ended December 31, 2023 and 2022, respectively. The variable lease costs were $260,000 and $305,000 for the years ended December 31, 2023 and 2022, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2023:

(In thousands)
2024	$3,131
2025	2,434
2026	1,807
2027	1,451
2028	1,265
Thereafter	4,103
Total lease payments	14,191
Less: imputed interest	1,315
Total present value of lease payments	$12,876

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2023	2022
Right-of-use asset obtained in exchange for lease obligation	$1,926	$5,909
Operating cash flows from operating leases	2,902	2,656
Operating cash flows from direct finance leases	191	250
Financing cash flows from direct finance leases	748	748

16. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance of all the requirements being fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital. Management believes that as of December 31, 2023, the Company and the Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2023 and 2022, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total capital
(to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital
(to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I
(to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital
(to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00

As of December 31, 2022:
Total capital
(to risk-weighted assets)	$741,719	14.67%	$505,760	10.00%	$404,608	8.00%	$531,048	10.50%

Tier I capital
(to risk-weighted assets)	680,137	13.45	404,608	8.00	303,456	6.00	429,896	8.50

Common equity tier I
(to risk-weighted assets)	680,119	13.45	328,744	6.50	227,592	4.50	354,032	7.00

Tier I capital
(to average assets)	680,137	10.85	313,328	5.00	250,662	4.00	250,662	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2023:
Total capital
(to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital
(to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I
(to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital
(to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

As of December 31, 2022:
Total capital
(to risk-weighted assets)	$745,197	14.73%	N/A	N/A	$404,830	8.00%	$531,340	10.50%

Tier I capital
(to risk-weighted assets)	557,627	11.02	N/A	N/A	303,623	6.00	430,132	8.50

Common equity tier I
(to risk-weighted assets)	557,609	11.02	N/A	N/A	227,717	4.50	354,227	7.00

Tier I capital
(to average assets)	557,627	8.90	N/A	N/A	250,746	4.00	250,746	4.00

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $310.0 million as of December 31, 2023 and $290.0 million as of December 31, 2022 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of December 31, 2023, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of December 31, 2023 and December 31, 2022:

(Dollars in thousands)	2023	2022
Notional amount	$310,000	$290,000
Weighted average pay rate	2.22%	1.71%
Weighted average receive rate	4.14%	2.78%
Weighted average maturity	2.98 years	2.01 years
Unrealized gain/(loss), net	$6,814	$3,290
Number of contracts	12	12

	December 31, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$6,814
Total included in other assets	$310,000	$6,814
Total included in other liabilities	—	—

	December 31, 2022
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$290,000	$3,290
Total included in other assets	290,000	3,290
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

(In thousands)	2023	2022
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(2,391)	$12,884
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—
Gain/(loss) recognized in other noninterest income	84	116

During the third quarter of 2022, the Company recognized an unrealized after-tax gain of $167,000 in accumulated other comprehensive income/(loss) related to the termination of two interest rate swaps designated as cash flow hedges that were deemed ineffective. The gain has been fully amortized into earnings as of December 31, 2023.

Net interest income recorded on these swap transactions totaled $5.0 million for the year ended December 31, 2023. Net interest income/expense for these swap transactions is reported as a component of interest expense. Net interest expense recorded on these swap transactions totaled $851,000 for the year ended December 31, 2022.

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

The accrued interest receivable and payable related to these swaps of $1.4 million and $1.1 million at December 31, 2023 and December 31, 2022, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Notional amount	$545,983	$612,211
Fair value	$(22,452)	$(37,173)
Weighted average pay rates	3.95%	3.99%
Weighted average receive rates	7.09%	6.14%
Weighted average maturity	3.93 years	4.68 years
Number of contracts	71	78

18. SHAREHOLDERS’ EQUITY

On January 28, 2022, the Company authorized the repurchase of up to 920,000 shares, or approximately 5 percent of its outstanding shares. The Company completed its 920,000 share repurchase at an average price of $35.12 for a total cost of $32.3 million under this program. On January 26, 2023 the Company authorized a new share repurchase program of up to 890,000 shares, or approximately 5 percent of its outstanding shares. The Company purchased 412,327 shares at an average price of $26.40 for a total cost of $10.9 million under this program.

During the year ended December 31, 2023, the Company purchased 455,341 shares at an average price of $27.44 for a total cost of $12.5 million. During the year ended December 31, 2022, the Company purchased 930,977 shares at an average price of $35.15 for a total cost of $32.7 million.

The Dividend Reinvestment Plan of the Company (the “Reinvestment Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during 2023 and 2022 were purchased in the open market.

GAAP Capital was also impacted by a decrease in the unrealized loss of $9.3 million due to a slight decline in the medium-term Treasury yields during 2023.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$151,974	$4,115	$156,089
Noninterest income	16,653	56,925	73,578
Total income	168,627	61,040	229,667
Provision for credit losses	14,091	—	14,091
Compensation and benefits	71,099	29,425	100,524
Premises and equipment expense	16,674	3,059	19,733
FDIC expense	2,946	—	2,946
Other noninterest expense	16,275	8,817	25,092
Total noninterest expense	121,085	41,301	162,386
Income before income tax expense	47,542	19,739	67,281
Income tax expense	13,018	5,409	18,427
Net income	$34,524	$14,330	$48,854

Total assets at period end	$6,357,980	$118,877	$6,476,857

	Year Ended December 31, 2022
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$167,893	$8,187	$176,080
Noninterest income	9,919	56,498	66,417
Total income	177,812	64,685	242,497
Provision for loan losses	6,353	—	6,353
Compensation and benefits	61,975	27,501	89,476
Premises and equipment expense	15,774	2,945	18,719
FDIC expense	1,939	—	1,939
Other noninterest expense	13,590	10,076	23,666
Total noninterest expense	99,631	40,522	140,153
Income before income tax expense	78,181	24,163	102,344
Income tax expense	21,453	6,645	28,098
Net income	$56,728	$17,518	$74,246

Total assets at period end	$6,256,664	$96,929	$6,353,593

	Year Ended December 31, 2021
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$132,195	$5,866	$138,061
Noninterest income	17,342	54,901	72,243
Total income	149,537	60,767	210,304
Provision for loan losses	6,475	—	6,475
Compensation and benefits	56,970	24,894	81,864
Premises and equipment expense	14,805	2,360	17,165
FDIC expense	2,071	—	2,071
Other noninterest expense	14,407	10,660	25,067
Total noninterest expense	94,728	37,914	132,642
Income before income tax expense	54,809	22,853	77,662
Income tax expense	14,847	6,193	21,040
Net income	$39,962	$16,660	$56,622

Total assets at period end	$5,973,343	$104,650	$6,077,993

20. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 8.21 percent at December 31, 2023). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

21. ACQUISITIONS

The Company did not complete any acquisitions in 2023 or 2022. The Company completed one acquisition in 2021, supporting the overall wealth management strategy. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

The 2021 acquisition resulted in goodwill of $3.1 million as well as identifiable intangible assets. Identifiable intangible assets include trade name, customer relationships and non-compete agreements. No liabilities were assumed at these acquisition dates.

Goodwill on the Company’s consolidated statement of financial condition totaled $36.2 million at December 31, 2023 and 2022. Of the $36.2 million of goodwill, $563,000 relates to the Banking segment and $35.6 million relates to the Wealth Management segment.

During 2023, the Company conducted its annual impairment analysis in the third quarter and concluded that there was no impairment of goodwill.

The table below presents a roll forward of goodwill and intangible assets for the years ended December 31, 2023, 2022 and 2021:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2021	$33,103	$10,788
Acquisitions during the period	3,109	3,500
Amortization and impairment during the period	—	1,598
Balance as of December 31, 2021	$36,212	$12,690
Amortization and impairment during the period	—	1,569
Balance as of December 31, 2022	$36,212	$11,121
Amortization and impairment during the period	—	1,319
Balance as of December 31, 2023	$36,212	$9,802

Amortization expense related to identifiable intangible assets was $1.3 million for 2023 and $1.6 million for 2022 and 2021.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2024	$1,087
2025	1,087
2026	959
2027	944
2028	944

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2023, 2022 and 2021:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$11,163	$—	$11,163	$(69,809)

Gain/(loss) on cash flow hedges	6,761	(1,770)	(60)	(1,830)	4,931

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$9,393	$(60)	$9,333	$(64,878)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(76,126)	$5,027	$(71,099)	$(80,972)

Gain/(loss) on cash flow hedges	(2,501)	9,348	(86)	9,262	6,761

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(66,778)	$4,941	$(61,837)	$(74,211)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2021	Reclassifications	Income/(Loss)	2021	2021
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$5,521	$(15,394)	$—	$(15,394)	$(9,873)

Gain/(loss) on cash flow hedges	(6,913)	3,806	606	4,412	(2,501)

Accumulated other comprehensive gain/(loss), net of tax	$(1,392)	$(11,588)	$606	$(10,982)	$(12,374)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2023, 2022 and 2021:

	Years Ended
	December 31,
(In thousands)	2023	2022	2021	Affected Line Item in Statements of Income
Unrealized gain/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$6,609	$—	Securities losses, net
Tax effect	—	(1,582)	—	Income tax expense
Total reclassifications, net of tax	$—	$5,027	$—
Unrealized gain/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$(84)	$(116)	$842	Interest expense/other income
Tax effect	24	30	(236)	Income tax expense
Total reclassifications, net of tax	$(60)	$(86)	$606

23. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2023	2022
Assets
Cash	$22,061	$7,967
Interest-earning deposits	532	523
Total cash and cash equivalents	22,593	8,490
Investment in subsidiary	690,683	655,490
Other assets	4,498	2,356
Total assets	$717,774	$666,336
Liabilities
Subordinated debt	$133,274	$132,987
Other liabilities	819	369
Total liabilities	134,093	133,356
Shareholders’ equity
Common stock	17,831	17,513
Surplus	346,954	338,706
Treasury stock	(110,320)	(97,826)
Retained earnings	394,094	348,798
Accumulated other comprehensive loss	(64,878)	(74,211)
Total shareholders’ equity	583,681	532,980
Total liabilities and shareholders’ equity	$717,774	$666,336

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2023	2022	2021
Income
Dividend from Bank	$37,415	$23,000	$—
Other income	10	2	—
Total income	37,425	23,002	—
Expenses
Interest expense	6,651	5,453	7,013
Other expenses	1,481	1,130	1,602
Total expenses	8,132	6,583	8,615
Income/(loss) before income tax benefit and equity in undistributed earnings of Bank	29,293	16,419	(8,615)
Income tax benefit	(2,224)	(1,676)	(2,340)
Net income/(loss) before equity in undistributed earnings of Bank	31,517	18,095	(6,275)
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	17,337	56,151	62,897
Net income	$48,854	$74,246	$56,622
Other comprehensive income/(loss)	9,333	(61,837)	(10,982)
Comprehensive income	$58,187	$12,409	$45,640

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net income	$48,854	$74,246	$56,622
Undistributed earnings of Bank	(17,337)	(56,151)	(62,897)
Amortization of subordinated debt costs	287	286	1,002
Increase in other assets	(2,142)	(1,676)	(674)
Increase/(decrease) in other liabilities	451	(192)	(1,979)
Net cash provided by/(used in) operating activities	30,113	16,513	(7,926)

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(3,558)	(3,645)	(3,775)
Exercise of stock options, net of stock swaps	42	292	187
Repayments of subordinated debt	—	—	(50,000)
Purchase of treasury shares	(12,494)	(32,722)	(28,627)
Net cash used in financing activities	(16,010)	(36,075)	(82,215)

Net increase/(decrease) in cash and cash equivalents	14,103	(19,562)	(90,141)
Cash and cash equivalents at beginning of period	8,490	28,052	118,193
Cash and cash equivalents at end of period	$22,593	$8,490	$28,052

24. SUPPLEMENTAL DATA (unaudited)

The following table sets forth certain unaudited quarterly financial data for the periods indicated:

Selected 2023 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$70,491	$74,852	$78,489	$80,178
Interest expense	26,513	35,931	41,974	43,503
Net interest income	43,978	38,921	36,515	36,675
Provision for loan losses	1,513	1,696	5,856	5,026
Wealth management fee income	13,762	14,252	13,975	13,758
Fair value adjustment of CRA equity security	209	(209)	(404)	585
Other income	4,088	4,532	5,783	3,247
Operating expenses	35,574	37,692	37,413	37,616
Income before income tax expense	24,950	18,108	12,600	11,623
Income tax expense	6,595	4,963	3,845	3,024
Net income	$18,355	$13,145	$8,755	$8,599

Earnings per share-basic	$1.03	$0.73	$0.49	$0.48
Earnings per share-diluted	1.01	0.73	0.49	0.48

Selected 2022 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$44,140	$48,520	$55,013	$64,202
Interest expense	4,518	5,627	9,488	16,162
Net interest income	39,622	42,893	45,525	48,040
Provision for loan losses	2,375	1,449	599	1,930
Wealth management fee income	14,834	13,891	12,943	12,983
Securities (losses)/gains, net	(6,609)	—	—	—
Fair value adjustment of CRA equity security	(682)	(475)	(571)	28
Other income	7,171	5,092	4,011	3,801
Operating expenses	34,169	32,659	33,560	33,412
Income before income tax expense	17,792	27,293	27,749	29,510
Income tax expense	4,351	7,193	7,623	8,931
Net income	$13,441	$20,100	$20,126	$20,579

Earnings per share-basic	$0.73	$1.10	$1.11	$1.15
Earnings per share-diluted	0.71	1.08	1.09	1.12

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2023, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2023 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” and “Delinquent Section 16(a) Reports” in the 2024 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.pgbank.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	67	2012	Chief Executive Officer
Frank A. Cavallaro	55	2022	Chief Financial Officer
John P. Babcock	66	2014	President of Private Wealth Management
Robert A. Plante	64	2017	Chief Operating Officer
Gregory M. Smith	57	2019	President of Commercial Banking

Mr. Kennedy joined the Bank in 2012 as Chief Executive Officer. He is a career banker with over 44 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of America/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and an M.B.A. from Sacred Heart University in Fairfield, Connecticut.

Mr. Cavallaro joined the Bank in October 2022 as Chief Financial Officer of the Company. Mr. Cavallaro had previously served as Chief Financial Officer of Republic First Bancorp, Inc. since 2009. Mr. Cavallaro, served as a vice president in the finance department for Commerce Bank, N.A. and its successor TD Bank, N.A., an American national bank, from 1997 to 2009. Mr. Cavallaro, a certified public accountant, has more than twenty-five years of experience in the financial services industry and, prior to that, three years of experience in public accounting with Ernst & Young LLP. Mr. Cavallaro has a Bachelor of Science Degree in Accounting from Rutgers University School of Business, Camden, New Jersey.

Mr. Babcock joined the Bank in 2014 as Senior Executive Vice President of the Bank and President of Private Wealth Management. Mr. Babcock has over 40 years of experience in commercial and wealth management/private bank businesses in New York City and regional markets through mergers, expansions, rapid growth and periods of significant organizational change. Prior to joining the Bank, Mr. Babcock was the managing director of the Northeast Mid-Atlantic region for the HSBC Private Bank. Mr. Babcock graduated from Tulane University’s A.B. Freeman School of Business and has an M.B.A. from Fairleigh Dickinson University. Mr. Babcock holds FINRA Series 7, 63 and 24 securities licenses.

Mr. Plante joined the Bank in 2017 as Chief Operating Officer. Mr. Plante previously served as Chief Operating Officer at Israel Discount Bank New York. Mr. Plante also served as Chief Information Officer at CIT Group and also held senior leadership positions at GE Capital Global Consumer Finance and with the Geary Corporation, a privately held IT consulting Company. Mr. Plante has a Bachelor of Science in Business Administration in Finance, from the University of Vermont.

Mr. Smith joined the Bank in April 2019 as Executive Vice President, Head of Commercial Banking. Mr. Smith was promoted to President of Commercial Banking in January 2021 and oversees commercial banking across the organization including: C&I, commercial real estate and multifamily lending, equipment finance, investment banking and corporate advisory, the Bank’s platinum service team and professional services group, residential lending, the small business administration team, and treasury management and escrow services. Prior to joining the Bank, Mr. Smith served as group sales executive for the Northeast and Mid-Atlantic regions for Capital One Bank and was also a senior regional vice president for Summit Bank. Mr. Smith has a Bachelor of Science in Finance from Fairleigh Dickinson University and an M.B.A in Business Administration from Rider University.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2024 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Equity Compensation Plan Information set forth under the caption “Proposal 3 – Approval of the Peapack-Gladstone Financial Corporation 2024 Employer Stock Purchase Plan” in the 2024 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2024 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 4 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2024 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2023 and 2022.
Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2023, 2022 and 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2023 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2023 Annual Report.

(b) Exhibits

(3)		Articles of Incorporation and By-Laws:

	A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

	B.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K Current Report filed on March 23, 2023.

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
Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders filed on March 17, 2023. +
M.
Form of Time-Based Restricted Stock Unit Agreement under the Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2021. +
N.
Employment Agreement, dated as of October 31, 2022, by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank and Frank A. Cavallaro, incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on October 31, 2022. +

O.
Retirement Transition Agreement for Robert A. Plante, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on March 28, 2023. +

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

101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL and is included in Exhibits 101.

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

Dated: March 12, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 12, 2024
Douglas L. Kennedy

/s Frank A. Cavallaro	Senior Executive Vice President and Chief Financial Officer	March 12, 2024
Frank A. Cavallaro

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 12, 2024
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 12, 2024
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 12, 2024
Carmen M. Bowser

/s/ Patrick M. Campion	Director	March 12, 2024
Patrick M. Campion

/s/ Susan A. Cole	Director	March 12, 2024
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 12, 2024
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 12, 2024
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 12, 2024
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 12, 2024
Peter D. Horst

/s/ Steven A. Kass	Director	March 12, 2024
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 12, 2024
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 12, 2024
Philip W. Smith III

/s/ Tony Spinelli	Director	March 12, 2024
Tony Spinelli

/s/ Beth Welsh	Director	March 12, 2024
Beth Welsh