Form 10-Q
period 2024-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2024-05-10
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2024

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

Number of shares of Common Stock outstanding as of May 1, 2024: 17,766,152

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$5,769	$5,887
Federal funds sold	—	—
Interest-earning deposits	189,069	181,784
Total cash and cash equivalents	194,838	187,671
Securities available for sale	550,870	550,617
Securities held to maturity (fair value $92,343 at March 31, 2024 and $94,415 at December 31, 2023)	106,498	107,755
CRA equity security, at fair value	13,055	13,166
FHLB and FRB stock, at cost (A)	18,079	31,044
Loans held for sale, at fair value	2,045	100
Loans held for sale, at lower of cost or fair value	4,020	6,695
Loans	5,356,385	5,429,325
Less: allowance for credit losses	66,251	65,888
Net loans	5,290,134	5,363,437
Premises and equipment	24,494	24,166
Accrued interest receivable	32,672	30,676
Bank owned life insurance	47,580	47,581
Goodwill	36,212	36,212
Other intangible assets	9,530	9,802
Finance lease right-of-use assets	1,900	2,087
Operating lease right-of-use assets	16,035	12,096
Deferred tax assets, net	5,456	505
Other assets	55,135	53,247
TOTAL ASSETS	$6,408,553	$6,476,857
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$914,893	$957,687
Interest-bearing deposits:
Checking	3,029,119	2,882,193
Savings	108,305	111,573
Money market accounts	775,132	740,559
Certificates of deposit - retail	486,079	443,791
Certificates of deposit - listing service	7,704	7,804
Subtotal deposits	5,321,232	5,143,607
Interest-bearing demand - brokered	10,000	10,000
Certificates of deposit - brokered	145,480	120,507
Total deposits	5,476,712	5,274,114
Short-term borrowings	119,490	403,814
Finance lease liabilities	3,104	3,430
Operating lease liabilities	17,630	12,876
Subordinated debt, net	133,346	133,274
Accrued expenses and other liabilities	75,892	65,668
TOTAL LIABILITIES	5,826,174	5,893,176
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,510,778 at March 31, 2024 and 21,388,917 at December 31, 2023; outstanding shares, 17,761,538 at March 31, 2024 and 17,739,677 at December 31, 2023)	17,932	17,831
Surplus	343,111	346,954
Treasury stock at cost (3,749,240 shares at March 31, 2024 and 3,649,240 shares at December 31, 2023)	(112,742)	(110,320)
Retained earnings	401,838	394,094
Accumulated other comprehensive loss, net of income tax	(67,760)	(64,878)
TOTAL SHAREHOLDERS’ EQUITY	582,379	583,681
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,408,553	$6,476,857

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
INTEREST INCOME
Interest and fees on loans	$72,531	$64,472
Interest on investments:
Taxable	5,136	4,471
Tax-exempt	—	8
Interest on loans held for sale	5	2
Interest on interest-earning deposits	1,522	1,538
Total interest income	79,194	70,491
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	33,047	21,383
Interest on certificates of deposit	4,855	1,729
Interest on borrowed funds	3,467	1,296
Interest on finance lease liability	38	53
Interest on subordinated debt	1,684	1,639
Subtotal - interest expense	43,091	26,100
Interest on interest-bearing demand - brokered	126	208
Interest on certificates of deposits - brokered	1,602	205
Total interest expense	44,819	26,513
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	34,375	43,978
Provision for credit losses	627	1,513
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	33,748	42,465
OTHER INCOME
Wealth management fee income	14,407	13,762
Service charges and fees	1,322	1,258
Bank owned life insurance	503	297
Gain on loans held for sale at fair value (mortgage banking)	56	21
Gain on sale of SBA loans	400	865
Corporate advisory fee income	818	80
Other income	1,306	1,567
Fair value adjustment for CRA equity security	(111)	209
Total other income	18,701	18,059
OPERATING EXPENSES
Compensation and employee benefits	28,476	24,586
Premises and equipment	5,081	4,374
FDIC insurance expense	945	711
Other operating expense	5,539	5,903
Total operating expenses	40,041	35,574
INCOME BEFORE INCOME TAX EXPENSE	12,408	24,950
Income tax expense	3,777	6,595
NET INCOME	$8,631	$18,355

EARNINGS PER SHARE
Basic	$0.49	$1.03
Diluted	$0.48	$1.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,711,639	17,841,203
Diluted	17,805,347	18,263,310

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net income	$8,631	$18,355
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(6,765)	8,769

	(6,765)	8,769

Tax effect	1,805	(48)
Net of tax	(4,960)	8,721

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	2,872	(2,732)
Reclassification adjustment for amounts included in net income	—	(42)
	2,872	(2,774)

Tax effect	(794)	819
Net of tax	2,078	(1,955)

Total other comprehensive income/(loss)	(2,882)	6,766

Total comprehensive income	$5,749	$25,121

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended March 31, 2024 and March 31, 2023

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income	—	—	—	—	8,631	—	8,631
Comprehensive loss	—	—	—	—	—	(2,882)	(2,882)
Restricted stock units issued, 147,074 shares	—	122	(122)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,358) shares	—	(30)	(840)	—	—	—	(870)
Amortization of restricted stock units	—	—	1,849	—	—	—	1,849
Modification of restricted stock units distributed in cash	—	—	(4,998)	—	—	—	(4,998)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,422)	—	—	(2,422)
Issuance of shares for Employee Stock Purchase Plan, 11,145 shares	—	9	268	—	—	—	277
Balance at March 31, 2024 17,761,538 common shares outstanding	$—	$17,932	$343,111	$(112,742)	$401,838	$(67,760)	$582,379

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	18,355	—	18,355
Comprehensive income	—	—	—	—	—	6,766	6,766
Restricted stock units issued, 352,634 shares	—	294	(294)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (76,147) shares	—	(63)	(2,314)	—	—	—	(2,377)
Amortization of restricted stock units	—	—	2,666	—	—	—	2,666
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(883)	—	(883)
Share repurchase, (83,014) shares	—	—	—	(2,851)	—	—	(2,851)
Common stock options exercised, 300 shares	—	—	4	—	—	—	4
Issuance of shares for Employee Stock Purchase Plan, 7,533 shares	—	6	292	—	—	—	298
Balance at March 31, 2023 18,014,757 common shares outstanding	$—	$17,750	$339,060	$(100,677)	$366,270	$(67,445)	$554,958

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES:
Net income	$8,631	$18,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	966	879
Amortization of premium and accretion of discount on securities, net	89	169
Amortization of restricted stock	1,849	2,666
Amortization of intangible assets	272	354
Amortization of subordinated debt costs	72	72
Provision for credit losses	627	1,513
Deferred tax benefit	(3,942)	(2,493)
Stock-based compensation and employee stock purchase plan expense	32	48
Fair value adjustment for equity security	111	(209)
Loans originated for sale (A)	(5,681)	(9,856)
Proceeds from sales of loans held for sale (A)	6,867	12,568
Gain on loans held for sale (A)	(456)	(886)
Loss on disposal of fixed assets	—	6
Decrease/(increase) in cash surrender value of life insurance, net	1	(114)
(Increase)/decrease in accrued interest receivable	(1,996)	6,014
Decrease in other assets	1,993	5,735
Increase in accrued expenses and other liabilities	9,674	4,176
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,109	38,997
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	155,547	157,660
Principal repayments, maturities and calls of securities held to maturity	1,237	1,021
Redemptions of FHLB and FRB stock	37,549	27,887
Purchase of securities held to maturity	—	(2,051)
Purchase of securities available for sale	(162,634)	(150,658)
Purchase of FHLB and FRB stock	(24,584)	(27,553)
Net decrease/(increase) in loans, net of participations sold	72,676	(80,575)
Purchase of premises and equipment	(1,107)	(643)
Disposal of premises and equipment	—	(6)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	78,684	(74,918)
FINANCING ACTIVITIES:
Net increase in deposits	202,598	103,678
Net decrease in short-term borrowings	(284,324)	(250,730)
Proceeds from FHLB short term advances	—	250,000
Dividends paid on common stock	(887)	(883)
Exercise of stock options, net of stock swaps	—	4
Restricted stock repurchased on vesting to pay taxes	(870)	(2,377)
Modification of restricted stock units distributed in cash	(4,998)	—
Issuance of shares for employee stock purchase plan	277	298
Shares repurchased	(2,422)	(2,851)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(90,626)	97,139
Net increase in cash and cash equivalents	7,167	61,218
Cash and cash equivalents at beginning of period	187,671	190,075
Cash and cash equivalents at end of period	$194,838	$251,293
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$35,725	$21,375
Income tax, net	1,251	199
Security purchases due from broker	—	8,308

(A)
Includes mortgage loans originated with the intent to sell, which are carried at fair value. In addition, this includes the guaranteed portion of Small Business Administration (“SBA”) loans, which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2024, and the results of operations, comprehensive income, changes in shareholders’ equity and cash flow statements for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Adoption of New Accounting Standards: On January 1, 2022, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) (“ASU 2016-13”), which replaced the incurred loss methodology with a current expected credit loss (“CECL”) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan and lease receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments). In addition, Accounting Standards Codification (“ASC”) 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities that management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

Segment Information: The Company’s business is conducted through two business segments: (1) its banking segment (“Banking”), which involves the delivery of loan and deposit products to customers, and (2) the Peapack Private Wealth Management Division ("Peapack Private"), which includes investment management services to individuals and institutions. Management uses certain methodologies to allocate income and expense to the business segments.

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

Federal Home Loan Bank (FHLB) and Federal Reserve Bank ("FRB") Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock, based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $159.2 million and $162.9 million as of March 31, 2024 and December 31, 2023, respectively. SBA loans held for sale totaled $4.4 million and $7.2 million at March 31, 2024 and December 31, 2023, respectively.

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

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology involve judgment and are subjective including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and may change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

Multifamily. The Bank provides mortgage loans for multifamily properties (i.e., buildings which have five or more residential units). Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, property management and maintenance, taxes and debt service. Increases in vacancy rates, interest rates, other changes in general economic conditions or changes in rent regulation can have an impact on the borrower and its ability to repay the loan.

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

Stock-Based Compensation: The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the stock incentive plans approved in 2006 and 2012.

Options granted under this plan are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

Changes in options outstanding during the three months ended March 31, 2024 were as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2024	1,400	$19.15
Exercised during 2024	—	—
Expired during 2024	(1,400)	19.15
Forfeited during 2024	—	—
Balance, March 31, 2024	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—
Exercisable at March 31, 2024	—	$—	—	$—

The aggregate intrinsic value represents the difference between the Company’s closing stock price on the last trading day of the first quarter of 2024 and the exercise price, multiplied by the number of in-the-money options. The Company’s closing stock price on March 31, 2024 was $24.33.

There were no stock options granted during the three months ended March 31, 2024.

As of March 31, 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

During the first quarter of 2024, the Company adopted the 2024 Phantom Stock Plan ("Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be paid in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date which is the fair market value of a common share of the Company's stock on such vesting date.

The Company issued performance-based and service-based phantom units in 2024. Service-based phantom units vest ratably over a three-year period. There were 237,811 service-based phantom units granted under the Phantom Plan during the first quarter of 2024. Additionally, there are 126,160 restricted stock units that will settle in cash in 2025 and 2026.

The performance-based phantom units are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is three years. There were 60,047 performance-based units granted under the Phantom Plan in the first quarter of 2024.

Phantom units are recorded in salary and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within salary and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at March 31, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of March 31, 2024, there was $9.4 million of unrecognized compensation costs related to non-vested phantom units.

The Company issued performance-based and service-based restricted stock units in 2023. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first quarter of 2024.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first quarter of 2024.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	176,364	$32.40
Granted during 2024	4,705	31.36
Vested during 2024 (1)	(45,592)	31.36
Forfeited during 2024	—	—
Balance, March 31, 2024	135,477	$32.71

(1) Includes 45,592 shares that settled in cash.

Changes in service-based restricted stock awards/units for the three months ended March 31, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	626,742	$29.62
Granted during 2024	—	—
Vested during 2024 (1)	(242,098)	27.84
Shares to be modified in cash	(126,160)	22.13
Forfeited during 2024	(4,496)	31.81
Balance, March 31, 2024	253,988	$27.85

(1) Includes 95,024 shares that settled in cash.

As of March 31, 2024, there was $9.9 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.22 years. Stock compensation expense recorded for the first quarters of 2024 and 2023 totaled $2.7 million in both periods.

Employee Stock Purchase Plan (“ESPP”): The ESPP provides for the granting of rights to purchase up to 150,000 shares of Peapack-Gladstone Financial Corporation common stock. In May 2020, shareholders approved an increase of 200,000 shares of Peapack-Gladstone Financial Corporation common stock to be issued under the ESPP. The existing ESPP expired in April 2024 and was replaced by the 2024 ESPP, which was approved by shareholders on April 30, 2024 and allowed for the issuance of 150,000 shares.

The ESPP allows for the purchase of shares during four three-month Offering Periods of each calendar year. The Offering Periods end on March 31, June 30, September 30 and December 31 of each calendar year.

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

The Company recorded $32,000 and $48,000 of expense in salaries and employee benefits expense for the three months ended March 31, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP during the three months ended March 31, 2024 and 2023 were 11,145 and 7,533, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2024	2023
Net income available to common shareholders	$8,631	$18,355

Basic weighted average shares outstanding	17,711,639	17,841,203
Plus: common stock equivalents	93,708	422,107
Diluted weighted average shares outstanding	17,805,347	18,263,310
Net income per share
Basic	$0.49	$1.03
Diluted	0.48	1.01

For the three months ended March 31, 2024 and 2023, restricted stock units totaling 191,016 and 362,052, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2020 or by New Jersey tax authorities for years prior to 2018.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of March 31, 2024 and December 31, 2023 follows:

	March 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,799	$—	$(49,782)	$—	$195,017
Mortgage-backed securities–residential	371,821	95	(46,780)	—	325,136
SBA pool securities	26,233	—	(3,939)	—	22,294
Corporate bond	10,000	—	(1,577)	—	8,423
Total securities available for sale	$652,853	$95	$(102,078)	$—	$550,870
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,687)	$—	$36,313
Mortgage-backed securities–residential	66,498	—	(10,468)	—	56,030
Total securities held to maturity	$106,498	$—	$(14,155)	$—	$92,343

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,794	$—	$(47,103)	$—	$197,691
Mortgage-backed securities–residential	363,893	80	(43,177)	—	320,796
SBA pool securities	27,148	—	(3,744)	—	23,404
Corporate bond	10,000	—	(1,274)	—	8,726
Total securities available for sale	$645,835	$80	$(95,298)	$—	$550,617
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,369)	$—	$36,631
Mortgage-backed securities–residential	67,755	—	(9,971)	—	57,784
Total securities held to maturity	$107,755	$—	$(13,340)	$—	$94,415

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2024 and December 31, 2023.

	March 31, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$195,017	$(49,782)	$195,017	$(49,782)
Mortgage-backed securities residential	25,360	(738)	223,708	(46,042)	249,068	(46,780)
SBA pool securities	639	(2)	21,655	(3,937)	22,294	(3,939)
Corporate bond	—	—	8,423	(1,577)	8,423	(1,577)
Total securities available for sale	$25,999	$(740)	$448,803	$(101,338)	$474,802	$(102,078)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$36,313	$(3,687)	$36,313	$(3,687)
Mortgage-backed securities residential	7,479	(186)	48,551	(10,282)	56,030	(10,468)
Total securities held to maturity	$7,479	$(186)	$84,864	$(13,969)	$92,343	$(14,155)
Total securities	$33,478	$(926)	$533,667	$(115,307)	$567,145	$(116,233)

	December 31, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$197,691	$(47,103)	$197,691	$(47,103)
Mortgage-backed securities residential	36,634	(963)	217,513	(42,214)	254,147	(43,177)
SBA pool securities	655	(1)	22,749	(3,743)	23,404	(3,744)
Corporate bond	—	—	8,726	(1,274)	8,726	(1,274)
Total securities available for sale	$37,289	$(964)	$446,679	$(94,334)	$483,968	$(95,298)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$36,631	$(3,369)	$36,631	$(3,369)
Mortgage-backed securities residential	9,647	(135)	48,137	(9,836)	57,784	(9,971)
Total securities held to maturity	$9,647	$(135)	$84,768	$(13,205)	$94,415	$(13,340)
Total securities	$46,936	$(1,099)	$531,447	$(107,539)	$578,383	$(108,638)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at March 31, 2024. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the quarters ended March 31, 2024 or 2023, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.1 million at March 31, 2024. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $111,000 for the three months ended March 31, 2024. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2024 and December 31, 2023, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Residential mortgage	$579,381	10.82%	$578,327	10.65%
Multifamily mortgage	1,827,165	34.11	1,836,390	33.82
Commercial mortgage	615,964	11.50	637,625	11.74
Commercial loans (including equipment financing)	2,210,749	41.27	2,260,524	41.64
Commercial construction	20,573	0.38	17,721	0.33
Home equity lines of credit	35,542	0.66	36,464	0.67
Consumer loans, including fixed rate home equity loans	66,827	1.25	62,036	1.14
Other loans	184	0.01	238	0.01
Total loans	$5,356,385	100.00%	$5,429,325	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of March 31, 2024 and December 31, 2023 are based on the CECL methodology:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Primary residential mortgage	$586,234	10.95%	$585,126	10.78%
Junior lien loan on residence	39,012	0.73	40,203	0.74
Multifamily property	1,827,165	34.13	1,836,390	33.85
Owner-occupied commercial real estate	253,411	4.73	255,110	4.70
Investment commercial real estate	1,035,726	19.35	1,061,197	19.56
Commercial and industrial	1,284,101	23.98	1,314,781	24.23
Lease financing	238,861	4.46	251,423	4.63
Construction	20,658	0.39	17,987	0.33
Consumer and other	68,357	1.28	63,906	1.18
Total loans	5,353,525	100.00%	5,426,123	100.00%
Net deferred costs	2,860		3,202
Total loans including net deferred costs	$5,356,385		$5,429,325

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of March 31, 2024 and December 31, 2023:

		March 31, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,240	$1,832	$—
Junior lien loan on residence	120	120	—
Multifamily property	21,073	24,648	—
Investment commercial real estate	—	9,850	—
Commercial and industrial	5,032	31,597	—
Lease financing	1,760	1,760	35
Consumer and other	4	4	—
Total	$29,229	$69,811	$35

		December 31, 2023
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,263	$1,263	$—
Junior lien loan on residence	100	100	—
Multifamily property	16,645	16,645	—
Investment commercial real estate	9,881	9,881	—
Commercial and industrial	3,965	31,430	—
Lease financing	946	2,002	—
Consumer and other	3	3	—
Total	$32,803	$61,324	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2024 and December 31, 2023 by class of loans, excluding nonaccrual loans:

	March 31, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,740	$—	$—	$2,740
Multifamily property	28,873	—	—	28,873
Investment commercial real estate	693	—	—	693
Commercial and industrial	11,308	22,157	—	33,465
Lease financing	7,858	69	35	7,962
Consumer and other	1	—	—	1
Total	$51,473	$22,226	$35	$73,734

	December 31, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,448	$1,061	$—	$3,509
Junior lien on residence	84	—	—	84
Multifamily property	11,814	—	—	11,814
Commercial and industrial	7,297	11,498	—	18,795
Consumer and other	387	—	—	387
Total	$22,030	$12,559	$—	$34,589

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
The following is a summary of the credit risk profile of loans by internally assigned grade as of March 31, 2024 and December 31, 2023 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of March 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$11,660	$93,475	$113,623	$78,568	$55,086	$225,233	$—	$5,714	$583,359
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	465	1,819	—	—	2,875
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	11,660	94,066	113,623	78,568	55,551	227,052	—	5,714	586,234
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	855	1,259	125	—	1,234	28,258	7,097	38,828
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	21	184
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	855	1,259	125	—	1,234	28,421	7,118	39,012
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	1,898	51,993	463,177	641,672	119,308	499,607	8,456	—	1,786,111
Special mention	—	—	3,791	—	—	1,642	—	—	5,433
Substandard	—	—	9,575	7,491	—	18,555	—	—	35,621
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	1,898	51,993	476,543	649,163	119,308	519,804	8,456	—	1,827,165

	Grade as of March 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Owner-occupied commercial real estate:
Pass	5,851	4,300	23,401	39,233	19,328	126,567	21,556	10,637	250,873
Special mention	—	—	—	1,185	—	1,353	—	—	2,538
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	5,851	4,300	23,401	40,418	19,328	127,920	21,556	10,637	253,411
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	20,061	125,166	172,573	146,053	57,389	427,783	18,092	17,175	984,292
Special mention	—	—	—	—	—	25,563	—	14,087	39,650
Substandard	—	—	9,850	—	—	1,934	—	—	11,784
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	20,061	125,166	182,423	146,053	57,389	455,280	18,092	31,262	1,035,726
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	51,937	195,332	206,073	170,717	20,556	38,595	504,811	18,610	1,206,631
Special mention	—	—	—	8,199	—	1,350	2,099	181	11,829
Substandard	12,311	1,212	20,962	2,052	2,064	3,400	20,933	2,707	65,641
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	64,248	196,544	227,035	180,968	22,620	43,345	527,843	21,498	1,284,101
Current period gross charge-offs	—	—	—	—	241	—	—	—	241

Lease financing:
Pass	—	48,933	49,735	59,706	37,598	41,129	—	—	237,101
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	955	—	—	—	805	—	—	1,760
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	—	49,888	49,735	59,706	37,598	41,934	—	—	238,861
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	20,658	—	20,658
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	20,658	—	20,658
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	17,564	3,934	—	280	149	3,679	38,509	4,238	68,353
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	1	—	1
Total consumer and other loans	17,564	3,934	—	280	149	3,679	38,513	4,238	68,357
Current period gross charge-offs	—	—	—	—	—	1	—	12	13

	Grade as of March 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Total:
Pass	108,971	523,988	1,029,841	1,136,354	309,414	1,363,827	640,340	63,471	5,176,206
Special mention	—	—	3,791	9,384	—	29,908	2,099	14,268	59,450
Substandard	12,311	2,758	40,387	9,543	2,529	26,513	21,099	2,728	117,868
Doubtful	—	—	—	—	—	—	1	—	1
Total Loans	$121,282	$526,746	$1,074,019	$1,155,281	$311,943	$1,420,248	$663,539	$80,467	$5,353,525
Total Current Period Gross Charge-offs	$—	$—	$—	$—	$241	$1	$—	$12	$254

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$94,688	$114,532	$80,175	$56,191	$35,418	$196,251	$—	$5,535	$582,790
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	473	935	928	—	—	2,336
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	94,688	114,532	80,175	56,664	36,353	197,179	—	5,535	585,126
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	872	1,394	135	—	530	808	29,620	6,680	40,039
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	1	164
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	872	1,394	135	—	530	808	29,783	6,681	40,203
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	52,072	476,972	645,093	119,934	209,299	295,226	8,451	—	1,807,047
Special mention	—	—	—	—	—	1,650	—	—	1,650
Substandard	—	1,572	7,491	—	10,370	8,260	—	—	27,693
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	52,072	478,544	652,584	119,934	219,669	305,136	8,451	—	1,836,390
Current period gross charge-offs	—	—	2,223	—	—	—	—	—	2,223

Owner-occupied commercial real estate:
Pass	4,333	23,590	39,563	19,457	11,788	126,430	17,559	10,731	253,451
Special mention	—	—	1,197	—	—	—	462	—	1,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,333	23,590	40,760	19,457	11,788	126,430	18,021	10,731	255,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	125,568	173,660	150,026	57,811	144,447	314,411	30,124	13,379	1,009,426
Special mention	—	—	—	—	21,936	3,834	—	14,172	39,942
Substandard	—	9,881	—	—	1,948	—	—	—	11,829
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	125,568	183,541	150,026	57,811	168,331	318,245	30,124	27,551	1,061,197
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	226,699	216,864	191,389	39,003	26,570	16,845	516,844	23,687	1,257,901
Special mention	—	—	758	—	1,161	190	14,232	194	16,535
Substandard	1,212	22,297	1,467	1,865	953	2,524	7,571	2,456	40,345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	227,911	239,161	193,614	40,868	28,684	19,559	538,647	26,337	1,314,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	50,706	42,447	61,547	39,710	24,113	19,287	—	—	237,810
Special mention	—	9,631	511	—	1,375	94	—	—	11,611
Substandard	1,056	—	—	—	946	—	—	—	2,002
Doubtful	—	—	—	—	—	—	—	—	—

Total lease financing	51,762	52,078	62,058	39,710	26,434	19,381	—	—	251,423
Current period gross charge-offs	—	4,800	—	—	—	794	—	—	5,594

Construction:
Pass	—	—	—	—	—	—	17,987	—	17,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,987	—	17,987
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	3,934	—	301	158	—	4,141	51,788	3,581	63,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	3,934	—	301	158	—	4,141	51,791	3,581	63,906
Current period gross charge-offs	—	—	—	—	—	—	139	—	139

Total:
Pass	558,872	1,049,459	1,168,229	332,264	452,165	973,399	672,373	63,593	5,270,354
Special mention	—	9,631	2,466	—	24,472	5,768	14,694	14,366	71,397
Substandard	2,268	33,750	8,958	2,338	15,152	11,712	7,737	2,457	84,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$561,140	$1,092,840	$1,179,653	$334,602	$491,789	$990,879	$694,804	$80,416	$5,426,123
Total Current Period Gross Charge-offs	$—	$5,999	$2,223	$—	$—	$794	$139	$—	$9,155

At March 31, 2024, $69.4 million of substandard loans were individually evaluated, compared to $60.6 million at December 31, 2023. The increase in individually evaluated substandard loans was primarily due to two multifamily loans with a balance of $8.0 million that were graded as substandard during the first quarter of 2024.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. The following table provides information related to the modifications during the three months ended March 31, 2024 by pool segment and type of concession granted:

	Interest Rate Reduction and Term Extension
	Three Months Ended March 31, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,311	0.96%
Total	$12,311	0.96%

The following table provides information related to the modification during the three months ended March 31, 2023 by pool segment and type of concession granted:

	Significant Pay Delay
	Three Months Ended March 31, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$248	0.02%
Total	$248	0.02%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through March 31, 2024:

	Payment Status at March 31, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$12,311	$3,198	$—
Total	$12,311	$3,198	$—

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Three Months Ended March 31, 2024
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Commercial and industrial	$—	$2,949
Total	$—	$2,949

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $30.2 million at March 31, 2024 and $27.8 million at December 31, 2023.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of March 31, 2024 and December 31, 2023. The allowance was based on the CECL methodology.

	March 31, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$1,555	$17	$584,679	$4,084	$586,234	$4,101
Junior lien loan on residence	120	—	38,892	178	39,012	178
Multifamily property	24,648	600	1,802,517	9,642	1,827,165	10,242
Owner-occupied commercial real estate	—	—	253,411	4,906	253,411	4,906
Investment commercial real estate	9,850	75	1,025,876	15,051	1,035,726	15,126
Commercial and industrial	31,597	4,019	1,252,504	24,736	1,284,101	28,755
Lease financing	1,760	—	237,101	1,431	238,861	1,431
Construction	—	—	20,658	597	20,658	597
Consumer and other loans	—	—	68,357	915	68,357	915
Total ACL	$69,530	$4,711	$5,283,995	$61,540	$5,353,525	$66,251

	December 31, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$652	$—	$584,474	$3,931	$585,126	$3,931
Junior lien loan on residence	100	—	40,103	177	40,203	177
Multifamily property	16,645	—	1,819,745	8,782	1,836,390	8,782
Owner-occupied commercial real estate	—	—	255,110	4,840	255,110	4,840
Investment commercial real estate	9,881	—	1,051,316	15,403	1,061,197	15,403
Commercial and industrial	31,430	4,518	1,283,351	25,189	1,314,781	29,707
Lease financing	2,002	20	249,421	1,643	251,423	1,663
Construction	—	—	17,987	516	17,987	516
Consumer and other loans	—	—	63,906	869	63,906	869
Total ACL	$60,710	$4,538	$5,365,413	$61,350	$5,426,123	$65,888

Individually evaluated loans include nonaccrual loans of $69.4 million at March 31, 2024 and $60.6 million at December 31, 2023. Individually evaluated loans did not include any performing modified loans at March 31, 2024. An allowance of $178,000 was allocated to modified loans at March 31, 2024. All accruing modified loans were paying in accordance with their modified terms as of March 31, 2024. The Company has not committed to lend additional amounts as of March 31, 2024 to customers with outstanding loans that are classified as modified loans.

The allowance for credit losses was $66.3 million as of March 31, 2024, compared to $65.9 million at December 31, 2023. The increase in the allowance for credit losses (“ACL”) was primarily related to an increase in the ACL related to multifamily loans, which was driven by the increase in individually evaluated loans of $8.0 million to $24.6 million and certain qualitative adjustments made during the first quarter of 2024. The increase in the ACL was partially offset by a reduced provision for loan losses due to the decrease in loans during the first quarter of 2024. The allowance for credit losses as a percentage of loans was 1.24 percent at March 31, 2024, compared to 1.21 percent at December 31, 2023.

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

The following tables present collateral dependent loans individually evaluated by segment as of March 31, 2024 and December 31, 2023:

	March 31, 2024
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment (A)	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$1,043	$964	$—	$783
Junior lien loan on residence (A)	120	120	—	114
Multifamily property (B)	23,295	21,073	—	18,121
Commercial and industrial (A)(C)(D)	7,589	5,032	—	6,339
Lease financing (E)	1,878	1,760	—	1,843
Total loans with no related allowance	$33,925	$28,949	$—	$27,200
With related allowance recorded:
Primary residential mortgage (A)	$591	$591	$17	$394
Multifamily property (B)	3,575	3,575	600	1,192
Investment commercial real estate (D)	12,500	9,850	75	9,860
Commercial and industrial (C)(D)(E)	25,360	26,565	4,019	29,141
Total loans with related allowance	$42,026	$40,581	$4,711	$40,587
Total loans individually evaluated	$75,951	$69,530	$4,711	$67,787

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

	December 31, 2023
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$712	$652	$—	$428
Junior lien loan on residence (A)	100	100	—	8
Multifamily property (B)	18,868	16,645	—	5,964
Investment commercial real estate (C)	12,500	9,881	—	5,781
Commercial and industrial (A)(C)(D)	6,275	3,965	—	2,146
Lease financing (E)	1,035	946	—	2,067
Total loans with no related allowance	$39,490	$32,189	$—	$16,394
With related allowance recorded:
Commercial and industrial (C)(D)(E)	$28,359	$27,465	$4,518	$9,814
Lease financing (E)	1,079	1,056	20	1,611
Total loans with related allowance	$29,438	$28,521	$4,538	$11,425
Total loans individually evaluated for impairment	$68,928	$60,710	$4,538	$27,819

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three months ended March 31, 2024 and 2023 was not material. The Company did not recognize any income on non-accruing impaired loans for the three months ended March 31, 2024 and 2023.

The activity in the allowance for credit losses for the three months ended March 31, 2024 and March 31, 2023 is summarized below:

	January 1,				March 31,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$—	$—	$170	$4,101
Junior lien loan on residence	177	—	—	1	178
Multifamily property	8,782	—	—	1,460	10,242
Owner-occupied commercial real estate	4,840	—	—	66	4,906
Investment commercial real estate	15,403	—	—	(277)	15,126
Commercial and industrial	29,707	(241)	—	(711)	28,755
Lease financing	1,663	—	—	(232)	1,431
Construction	516	—	—	81	597
Consumer and other loans	869	(13)	2	57	915
Total ACL	$65,888	$(254)	$2	$615	$66,251

(A)
Provision to roll forward the ACL excludes a provision of $12,000 for off-balance sheet commitments.

	January 1,				March 31,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$65	$2,959
Junior lien loan on residence	154	—	—	(8)	146
Multifamily property	8,849	—	—	974	9,823
Owner-occupied commercial real estate	4,835	—	—	117	4,952
Investment commercial real estate	15,480	—	—	(942)	14,538
Commercial and industrial	25,530	—	—	1,339	26,869
Lease financing	2,314	—	—	(325)	1,989
Construction	236	—	—	77	313
Consumer and other loans	537	(46)	3	167	661
Total ACL	$60,829	$(46)	$3	$1,464	$62,250

(A)
Provision to roll forward the ACL excludes a provision of $49,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the three months ended March 31, 2024 and 2023:

	January 1,
	2024		March 31,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$12	$699
Total ACL	$687	$12	$699

	January 1,
	2023		March 31,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$49	$801
Total ACL	$752	$49	$801

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $119.6 million and $105.9 million at March 31, 2024 and December 31, 2023, respectively. These totals exclude brokered certificates of deposit, which totaled $145.5 million and $120.5 million at March 31, 2024 and December 31, 2023, respectively.

The following table sets forth the details of total deposits as of March 31, 2024 and December 31, 2023:

	March 31,		December 31,
	2024		2023
(Dollars in thousands)
Noninterest-bearing demand deposits	$914,893	16.70%	$957,687	18.16%
Interest-bearing checking (A)	3,029,119	55.31	2,882,193	54.65
Savings	108,305	1.98	111,573	2.12
Money market	775,132	14.15	740,559	14.04
Certificates of deposit - retail	486,079	8.88	443,791	8.41
Certificates of deposit - listing service	7,704	0.14	7,804	0.15
Subtotal deposits	5,321,232	97.16	5,143,607	97.53
Interest-bearing demand - Brokered	10,000	0.18	10,000	0.19
Certificates of deposit - Brokered	145,480	2.66	120,507	2.28
Total deposits	$5,476,712	100.00%	$5,274,114	100.00%

(A)
Interest-bearing checking includes $1.1 billion at March 31, 2024 and $990.7 million at December 31, 2023 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2024, are as follows:

(In thousands)
2024	$497,156
2025	134,876
2026	5,070
2027	792
2028	1,203
2029 and later	166
Total	$639,263

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2024, the Company had overnight borrowings with the FHLB of $119.5 million at a rate of 5.56 percent compared to $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent at December 31, 2023. At March 31, 2024, the Company also had available unused short-term overnight borrowing capacity through the FHLB totaled $1.7 billion, $22.0 million from correspondent banks and $1.6 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31, 2024
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$33,760	$615	$34,375
Noninterest income	4,087	14,614	18,701
Total income	37,847	15,229	53,076

Provision for credit losses	627	—	627
Compensation and employee benefits	21,723	6,753	28,476
Premises and equipment expense	4,378	703	5,081
FDIC insurance expense	945	—	945
Other operating expense	3,588	1,951	5,539
Total operating expense	31,261	9,407	40,668
Income before income tax expense	6,586	5,822	12,408
Income tax expense	2,007	1,770	3,777
Net income	$4,579	$4,052	$8,631

Total assets at period end	$6,287,018	$121,535	$6,408,553

	Three Months Ended March 31, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$42,090	$1,888	$43,978
Noninterest income	3,835	14,224	18,059
Total income	45,925	16,112	62,037

Provision for credit losses	1,513	—	1,513
Compensation and employee benefits	18,169	6,417	24,586
Premises and equipment expense	3,613	761	4,374
FDIC insurance expense	711	—	711
Other operating expense	3,274	2,629	5,903
Total operating expense	27,280	9,807	37,087
Income before income tax expense	18,645	6,305	24,950
Income tax expense	4,930	1,665	6,595
Net income	$13,715	$4,640	$18,355

Total assets at period end	$6,366,729	$113,289	$6,480,018

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$195,017	$—	$195,017	$—
Mortgage-backed securities-residential	325,136	—	325,136	—
SBA pool securities	22,294	—	22,294	—
Corporate bond	8,423	—	8,423	—
CRA investment fund	13,055	13,055	—	—
Derivatives:
Cash flow hedges	9,686	—	9,686	—
Loan level swaps	29,188	—	29,188	—
Total	$602,799	$13,055	$589,744	$—

Liabilities:
Derivatives:
Loan level swaps	29,188	—	29,188	—
Total	$29,188	$—	$29,188	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$197,691	$—	$197,691	$—
Mortgage-backed securities-residential	320,796	—	320,796	—
SBA pool securities	23,404	—	23,404	—
Corporate bond	8,726	—	8,726	—
CRA investment fund	13,166	13,166	—	—
Derivatives:
Cash flow hedges	6,814	—	6,814	—
Loan level swaps	23,826	—	23,826	—
Total	$594,423	$13,166	$581,257	$—

Liabilities:
Derivatives:
Loan level swaps	$23,826	$—	$23,826	$—
Total	$23,826	$—	$23,826	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2024 and December 31, 2023.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	March 31, 2024	December 31, 2023
Residential loans contractual balance	$2,020	$98
Fair value adjustment	25	2
Total fair value of residential loans held for sale	$2,045	$100

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Primary residential mortgage	$574	$—	$—	$574
Multifamily property	2,975	—	—	2,975
Investment commercial real estate	9,775	—	—	9,775
Commercial and industrial	22,547	—	—	22,547

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$22,947	$—	$—	$22,947
Lease financing	1,035	—	—	1,035

The carrying amounts and estimated fair values of financial instruments at March 31, 2024 are as follows:

		Fair Value Measurements at March 31, 2024 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$194,838	$194,838	$—	$—	$194,838
Securities available for sale	550,870	—	550,870	—	550,870
Securities held to maturity	106,498	—	92,343	—	92,343
CRA investment fund	13,055	13,055	—	—	13,055
FHLB and FRB stock	18,079	—	—	—	N/A
Loans held for sale, at fair value	2,045	—	2,045	—	2,045
Loans held for sale, at lower of cost or fair value	4,020	—	4,413	—	4,413
Loans, net of allowance for credit losses	5,290,134	—	—	5,102,750	5,102,750
Accrued interest receivable	32,672	—	2,515	30,157	32,672
Accrued interest receivable loan level swaps (A)	1,258	—	1,258	—	1,258
Cash flow hedges	9,686	—	9,686	—	9,686
Loan level swaps	29,188	—	29,188	—	29,188
Financial liabilities
Deposits	$5,476,712	$4,837,449	$635,322	$—	$5,472,771
Short-term borrowings	119,490	—	119,490	—	119,490
Subordinated debt	133,346	—	—	117,739	117,739
Accrued interest payable	9,673	6,082	2,545	1,046	9,673
Accrued interest payable loan level swaps (B)	1,258	—	1,258	—	1,258
Loan level swap	29,188	—	29,188	—	29,188

(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2023 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$187,671	$187,671	$—	$—	$187,671
Securities available for sale	550,617	—	550,617	—	550,617
Securities held to maturity	107,755	—	94,415	—	94,415
CRA investment fund	13,166	13,166	—	—	13,166
FHLB and FRB stock	31,044	—	—	—	N/A
Loans held for sale, at fair value	100	—	100	—	100
Loans held for sale, at lower of cost or fair value	6,695	—	7,201	—	7,201
Loans, net of allowance for loan and lease losses	5,363,437	—	—	5,294,942	5,294,942
Accrued interest receivable	30,676	—	2,868	27,808	30,676
Accrued interest receivable loan level swaps (A)	1,373	—	1,373	—	1,373
Cash flow hedges	6,814	—	6,814	—	6,814
Loan level swaps	23,826	—	23,826	—	23,826
Financial liabilities
Deposits	$5,274,114	$4,702,012	$567,696	$—	$5,269,708
Short-term borrowings	403,814	—	403,814	—	403,814
Subordinated debt	133,274	—	—	111,924	111,924
Accrued interest payable	7,115	4,989	1,968	158	7,115
Accrued interest payable loan level swaps (B)	1,373	—	1,373	—	1,373
Loan level swaps	23,826	—	23,826	—	23,826
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Service charges on deposits
Overdraft fees	$110	$133
Interchange income	247	311
Other	965	814
Wealth management fees (A)	14,407	13,762
Corporate advisory fee income	818	80
Other (B)	2,154	2,959
Total noninterest other income	$18,701	$18,059

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2024			2023
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$110	$—	$110	$133	$—	$133
Interchange income	247	—	247	311	—	311
Other	965	—	965	814	—	814
Wealth management fees (A)	—	14,407	14,407	—	13,762	13,762
Corporate advisory fee income	818	—	818	80	—	80
Other (B)	1,947	207	2,154	2,497	462	2,959
Total noninterest income	$4,087	$14,614	$18,701	$3,835	$14,224	$18,059

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for both the first quarters of 2024 and 2023 by $2,000.

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
10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2024	2023
Professional and legal fees	$1,362	$1,345
Trust department expense	938	964
Telephone	395	369
Advertising	343	396
Amortization of intangible assets	272	354
Branch/office restructure	—	175
Other operating expenses	2,229	2,300
Total other operating expenses	$5,539	$5,903

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2024 and 2023:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(4,960)	$—	$(4,960)	$(74,769)

Gain/(loss) on cash flow hedges	4,931	2,078	—	2,078	7,009

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(2,882)	$—	$(2,882)	$(67,760)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$8,721	$—	$8,721	$(72,251)

Gain/(loss) on cash flow hedges	6,761	(1,925)	(30)	(1,955)	4,806

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$6,796	$(30)	$6,766	$(67,445)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(In thousands)	2024	2023	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(42)	Interest Expense
Tax effect	—	12	Income tax expense
Total reclassifications, net of tax	$—	$(30)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $310.0 million at both March 31, 2024 and December 31, 2023 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2024, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2024 and December 31, 2023:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Notional amount	$310,000	$310,000
Weighted average pay rate	2.22%	2.22%
Weighted average receive rate	4.14%	4.14%
Weighted average maturity	2.74 years	2.98 years
Unrealized gain/(loss), net	$9,686	$6,814

Number of contracts	12	12

	March 31, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$9,686
Total included in other assets	$310,000	9,686
Total included in other liabilities	—	—

	December 31, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$6,814
Total included in other assets	310,000	6,814
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$2,872	$(2,732)
Gain/(loss) reclassified from other comprehensive income to interest expense	—	—
Gain/(loss) recognized in other noninterest income	—	42

Net interest income recorded on these swap transactions totaled $1.5 million and $947,000 for the three months ended March 31, 2024 and March 31, 2023, respectively, and is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $1.3 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Notional amount	$520,222	$545,983
Fair value	$(27,930)	$(22,452)
Weighted average pay rates	3.93%	3.95%
Weighted average receive rates	7.05%	7.09%
Weighted average maturity	3.84 years	3.93 years

Number of contracts	68	71

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears (which was 8.19 percent at March 31, 2024). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $16.0 million and $17.6 million, respectively. As of December 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.9 million, respectively. A weighted average discount rate of 3.35 percent and 2.72 percent was used in the measurement of the ROU asset and lease liability as of March 31, 2024 and December 31, 2023, respectively.

The Company's leases have remaining lease terms between one month to 13 years, with a weighted average lease term of 7.47 years at March 31, 2024. The Company's leases had remaining lease terms between four months to 13 years, with a weighted average lease term of 6.75 years at December 31, 2023. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $929,000 and $805,000 for the three months ended March 31, 2024 and 2023, respectively. The variable lease costs were $66,000 and $72,000 for the three months ended March 31, 2024 and 2023, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2024:

(In thousands)
2024	2,390
2025	3,174
2026	2,562
2027	2,221
2028	2,050
Thereafter	7,837
Total lease payments	20,234
Less: imputed interest	2,604
Total present value of lease payments	$17,630

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2024	2023
Right-of-use asset obtained in exchange for lease obligation	$719	$110
Operating cash flows from operating leases	802	732
Operating cash flows from direct finance leases	38	53
Financing cash flows from direct finance leases	187	187

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2023, in addition to/which include the following:

•
our ability to successfully grow our business and implement our strategic plan, including our ability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•
the impact of anticipated higher operating expenses in 2024 and beyond;
•
our ability to successfully integrate wealth management firm and team acquisitions;
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
•
higher than expected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans or charge-offs;
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
•
a reduction in the availability of lower-cost funding sources;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•
our inability to adapt to technological changes;
•
claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•
our inability to retain key employees;
•
demands for loans and deposits in our market areas;
•
adverse changes in securities markets;
•
changes in New York City rent regulation law;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2023 contains a summary of the Company’s significant accounting policies.

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

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and, to a lesser extent, New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and the allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company accounts for its debt securities in accordance with ASC 320, “Investments - Debt Securities” and its equity security in accordance with ASC 321, “Investments – Equity Securities.” All securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax. Securities classified as held to maturity are carried at amortized cost. The Company’s investment in a CRA investment fund is classified as an equity security. In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses for equity securities are marked to market through the income statement.

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2024	2023	2024 vs 2023
Results of Operations:
Interest income	$79,194	$70,491	$8,703
Interest expense	44,819	26,513	18,306
Net interest income	34,375	43,978	(9,603)
Wealth management fee income	14,407	13,762	645
Other income	4,294	4,297	(3)
Total other income	18,701	18,059	642

Total revenue	53,076	62,037	(8,961)

Operating expense	40,041	35,574	4,467
Pretax income before provision for credit losses	13,035	26,463	(13,428)
Provision for credit losses	627	1,513	(886)
Pretax income	12,408	24,950	(12,542)
Income tax expense	3,777	6,595	(2,818)
Net income	$8,631	$18,355	$(9,724)

Diluted average shares outstanding	17,805,347	18,263,310	(457,963)

Diluted earnings per share	$0.48	$1.01	$(0.53)

Return on average assets annualized ("ROAA")	0.54%	1.16%	(0.62)%
Return on average equity annualized ("ROAE")	5.94	13.50	(7.56)

	March 31,	December 31,	Change
	2024	2023	2024 vs 2023
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.34%	14.95%	0.39%
Tier I leverage ratio	9.36	9.19	0.17
Loans to deposits	97.80	102.94	(5.14)
Allowance for credit losses to total loans	1.24	1.21	0.03
Allowance for credit losses to nonperforming loans	94.85	107.44	(12.59)
Nonperforming loans to total loans	1.30	1.13	0.17

For the quarter ended March 31, 2024, the Company recorded total revenue of $53.1 million, pretax income of $12.4 million, net income of $8.6 million and diluted earnings per share of $0.48, compared to revenue of $62.0 million, pretax income of $25.0 million, net income of $18.4 million and diluted earnings per share of $1.01 for the same period last year.

The decrease in net income for 2024 was principally driven by the Company's decreased net interest income due to net interest margin contraction as a result of higher deposit and borrowings rates experienced when comparing the three months ended March 31, 2024 and 2023. Clients continue to migrate out of noninterest bearing checking products and into higher costing alternatives, which has led to intense competition for deposit balances from other banks and alternative investment opportunities. Cycle to date betas are approximately 52 percent during which time the Target Federal Funds rate increased by 525 basis points. Other income and wealth management fee income continue to be a steady and consistent revenue stream for the Company. Operating expenses increased by $4.5 million principally attributable to the Company's strategy of expansion into New York City along with increased health insurance costs and normal merit increases.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2024	2023
Residential mortgage loans originated for portfolio	$11,661	$30,303
Residential mortgage loans originated for sale	4,025	1,477
Total residential mortgage loans	15,686	31,780

Commercial real estate loans	11,500	18,990
Multifamily	1,900	30,150
C&I loans (A) (B)	145,803	207,814
Small business administration	2,790	9,950
Wealth lines of credit (A)	3,850	23,225
Total commercial loans	165,843	290,129

Installment loans	6,868	12,086
Home equity lines of credit (A)	2,103	2,921
Total loans closed	$190,500	$336,916

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

At March 31, 2024, December 31, 2023 and March 31, 2023, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2024	2023	2023
Multifamily real estate loans as a percent of total regulatory capital of the Bank	236%	238%	245%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	134	137	133

Total CRE concentration	370%	375%	378%

The Bank believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2024			March 31, 2023
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$793,675	$5,136	2.59%	$791,125	$4,471	2.26%
Tax-exempt (A) (B)	—	—	—	1,864	19	4.08
Loans (B) (C):
Residential mortgages	577,648	5,420	3.75	529,570	4,283	3.24
Commercial mortgages	2,460,403	27,541	4.48	2,478,645	25,917	4.18
Commercial	2,240,161	37,559	6.71	2,201,801	33,369	6.06
Commercial construction	18,927	428	9.05	4,296	88	8.19
Installment	65,287	1,113	6.82	39,945	609	6.10
Home equity	36,406	737	8.10	33,839	591	6.99
Other	214	7	13.08	276	7	10.14
Total loans	5,399,046	72,805	5.39	5,288,372	64,864	4.91
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	140,097	1,522	4.35	163,225	1,538	3.77
Total interest-earning assets	6,332,818	79,463	5.02%	6,244,586	70,892	4.54%
Noninterest-earning assets:
Cash and due from banks	10,105			10,449
Allowance for credit losses	(67,105)			(61,567)
Premises and equipment	24,393			23,927
Other assets	87,129			84,800
Total noninterest-earning assets	54,522			57,609
Total assets	$6,387,340			$6,302,195
LIABILITIES:
Interest-bearing deposits:
Checking	$2,954,698	$27,433	3.71%	$2,567,426	$16,481	2.57%
Money markets	757,753	5,525	2.92	1,124,047	4,874	1.73
Savings	108,503	89	0.33	141,285	28	0.08
Certificates of deposit - retail	477,793	4,855	4.06	357,953	1,729	1.93
Subtotal interest-bearing deposits	4,298,747	37,902	3.53	4,190,711	23,112	2.21
Interest-bearing demand - brokered	10,000	126	5.04	26,111	208	3.19
Certificates of deposit - brokered	128,341	1,602	4.99	25,961	205	3.16
Total interest-bearing deposits	4,437,088	39,630	3.57	4,242,783	23,525	2.22
FHLB advances and borrowings	235,384	3,467	5.89	104,915	1,296	4.94
Finance lease liabilities	3,215	38	4.73	4,493	53	4.72
Subordinated debt	133,303	1,684	5.05	133,017	1,639	4.93
Total interest-bearing liabilities	4,808,990	44,819	3.73%	4,485,208	26,513	2.36%
Noninterest-bearing liabilities:
Demand deposits	916,848			1,176,495
Accrued expenses and other liabilities	80,499			96,631
Total noninterest-bearing liabilities	997,347			1,273,126
Shareholders’ equity	581,003			543,861
Total liabilities and shareholders’ equity	$6,387,340			$6,302,195
Net interest income (tax-equivalent basis)		$34,644			$44,379
Net interest spread			1.29%			2.18%
Net interest margin (D)			2.20%			2.88%
Tax equivalent adjustment		$(269)			$(401)
Net interest income		$34,375			$43,978
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three month period ended March 31, 2024 compared to March 31, 2023.are shown below:

	For the Three Months Ended March 31, 2024
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$44	$602	$646
Loans	1,632	6,309	7,941
Interest-earning deposits	(233)	217	(16)
Total interest income	$1,443	$7,128	$8,571
LIABILITIES:
Interest-bearing checking	$2,742	$8,210	$10,952
Money market	(1,604)	2,255	651
Savings	(27)	88	61
Certificates of deposit - retail	730	2,396	3,126
Certificates of deposit - brokered	1,278	119	1,397
Interest bearing demand brokered	(202)	120	(82)
Borrowed funds	(1,938)	4,109	2,171
Capital lease obligation	(14)	(1)	(15)
Subordinated debt	5	40	45
Total interest expense	$970	$17,336	$18,306
Net interest income (tax-equivalent basis)	$473	$(10,208)	$(9,735)

Net interest income, on a fully tax-equivalent basis, declined $9.7 million, or 22 percent, for the first quarter of 2024 to $34.6 million from $44.4 million for the same 2023 period. The net interest margin ("NIM") was 2.20 percent and 2.88 percent for the three months ended March 31, 2024 and 2023, respectively, a decrease of 68 basis points, due to a rapid increase in interest expense mostly driven by higher deposit rates, as well as an increase in the average balance and rates of FHLB advances and other borrowings. The ongoing Federal Reserve monetary policy intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit and borrowing costs at a faster rate than the yields on interest-earning assets.

The average balance of interest-earning assets increased $88.2 million to $6.33 billion during the first quarter of 2024. The increase was due to growth of $110.7 million in loans to $5.40 billion, partially offset by a decrease in interest-earning deposits of $23.1 million to $140.1 million for the quarter ended March 31, 2024 from $163.2 million for the quarter ended March 31, 2023.

Interest-earning deposits are an additional part of the Company’s liquidity and interest rate risk management strategies. The average balance of these investments during the three months ended March 31, 2024 was $140.1 million compared to $163.2 million for the quarter ended March 31, 2023.

The growth in the average balance of loans for the quarter ended March 31, 2024 was primarily driven by growth in residential mortgages, commercial loans and installment loans. The average balance of residential mortgages grew $48.1 million, or 9 percent, to $577.6 million for the quarter ended March 31, 2024 from $529.6 million for the same 2023 period. Additionally, the average balance of commercial loans grew by $38.4 million, or 2 percent, to $2.24 billion from $2.20 billion for the quarter ended March 31, 2023. Installment loans grew by $25.3 million, or 63 percent, to $65.3 million at March 31, 2024 from $39.9 million from the prior year.

For the quarters ended March 31, 2024 and 2023, the average yields earned on interest-earning assets were 5.02 percent and 4.54 percent, respectively, an increase of 48 basis points. The increase in yields on interest-earning assets for the three months ended March 31, 2024, was primarily due to the increase in the target Federal Funds rate of 100 basis points during 2023 (525 basis points since the Federal Reserve commenced raising rates in March 2022). This resulted in increases in the yield on loans of 48 basis points to 5.39 percent, the yield on interest-earning deposits of 58 basis points to 4.35 percent and the yield on investments of 33 basis points to 2.59 percent, when comparing the three months ended March 31, 2024 to the same 2023 period. The increase in yield for the three months ended March 31, 2024 was due to the Company purchasing higher-yielding investments to replace run-off and maintain additional liquidity.

The average yield on total loans was driven by an increase in the yield on commercial loans of 65 basis points to 6.71 percent for the three months ended March 31, 2024, due to an increase in target Federal Funds rate, which had a greater impact on these loans, that are typically floating rates with short repricing periods. The yield on commercial mortgages for the quarter ended March 31, 2024 was 4.48 percent, which reflected an increase of 30 basis points when compared to the same 2023 period. The yield on residential mortgages increased 51 basis points to 3.75 percent for the quarter ended March 31, 2024 when compared to the same 2023 period. The increase for both commercial and residential mortgages were driven by the origination of loans with higher yields in the current higher interest rate environment. As of March 31, 2024, 30 percent of our loans will reprice within one month, 35 percent within three months and 48 percent within one year.

For the quarter ended March 31, 2024, the average balance of interest-bearing liabilities totaled $4.81 billion representing an increase of $323.8 million, or 7 percent, from $4.49 billion for the same 2023 period due to an increase in borrowings of $130.5 million to $235.4 million and an increase in interest-bearing deposits of $194.3 million to $4.44 billion for the three months ended March 31, 2024.

The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of interest-bearing checking deposits of $387.3 million and short-term brokered certificate of deposits ("CD") of $102.4 million, partially offset by a decline in money market and savings accounts of $399.1 million combined. The increase in interest-bearing checking deposits was principally attributable to client demand for FDIC insured products. This increase was partially offset by a decline in money market and savings accounts in 2024 due to clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. The Company added short-term brokered CDs to provide additional liquidity and replace brokered deposit run off.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Such reciprocal deposit balances were $1.08 billion and $628.3 million for the quarter ended March 31, 2024 and 2023, respectively.

At March 31, 2024, uninsured/unprotected deposits were approximately $1.2 billion, or 22 percent of total deposits. This amount was adjusted to exclude $317 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The average balance of borrowings increased $130.5 million to $235.4 million for the quarter ended March 31, 2024, compared to $104.9 million for the quarter ended March 31, 2023. The increase in borrowings for the three months was principally due to the need for additional funding.

For the quarters ended March 31, 2024 and 2023, the cost of interest-bearing liabilities was 3.73 percent and 2.36 percent, respectively, reflecting an increase of 137 basis points. The increases were driven by an increase in the average cost of interest-bearing deposits of 135 basis points to 3.57 percent for the first quarter of 2024. Additionally, the cost of borrowings increased 95 basis points to 5.89 percent for the first quarter of 2024 when compared to the same 2023 period. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio, as clients continue to migrate out of noninterest bearing checking products into higher yielding alternatives.

INVESTMENT SECURITIES: Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet and interest rate risk management strategies, and in response to liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Investment securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity. These securities are carried at amortized cost. Equity securities are carried at fair value with unrealized gains and losses recorded in noninterest income.

At March 31, 2024, the Company had investment securities available for sale with a fair value of $550.9 million compared with $550.6 million at December 31, 2023. A net unrealized loss (net of income tax) of $74.8 million and of $69.2 million related to these securities were included in shareholders’ equity at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024, the Company had investment securities held to maturity with a carrying cost of $106.5 million and an estimated fair value of $92.3 million compared with a carrying cost of $107.8 million and an estimated fair value of $94.4 million at December 31, 2023.

The Company has one equity security (a CRA investment security) with a fair value of $13.1 million at March 31, 2024 compared with a fair value of $13.2 million at December 31, 2023, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $111,000 for the three months ended March 31, 2024, as compared to an unrealized gain of $209,000 for the same period in 2023.

The carrying value of investment securities available for sale and held to maturity as of March 31, 2024 and December 31, 2023 are shown below:

	March 31, 2024		December 31, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,799	$195,017	$244,794	$197,691
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	371,821	325,136	363,893	320,796
SBA pool securities	26,233	22,294	27,148	23,404
Corporate bond	10,000	8,423	10,000	8,726
Total investment securities available for sale	$652,853	$550,870	$645,835	$550,617
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	36,313	40,000	36,631
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	66,498	56,030	67,755	57,784
Total investment securities held to maturity	$106,498	$92,343	$107,755	$94,415
Total	$759,351	$643,213	$753,590	$645,032

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of March 31, 2024. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$30,358	$104,945	$59,714	$195,017
	—	1.24%	1.53%	1.75%	1.56%
Mortgage-backed securities-residential (A)	50,089	8,589	25,842	240,616	325,136
	6.07%	2.86%	2.82%	2.72%	3.18%
SBA pool securities	—	—	8,484	13,810	22,294
	—	—	2.04%	1.48%	1.68%
Corporate bond	—	—	8,423	—	8,423
	—	—	4.81%	—	4.81%
Total investments available for sale	$50,089	$38,947	$147,694	$314,140	$550,870
	6.07%	1.57%	1.95%	2.46%	2.54%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	40,000	—	—	40,000
	—	1.53%	—	—	1.53%
Mortgage-backed securities-residential (A)	—	—	—	66,498	66,498
	—	—	—	2.24%	2.24%
Total investments held to maturity	$—	$40,000	$—	$66,498	106,498
	—	1.53%	—	2.24%	1.97%
Total	$50,089	$78,947	$147,694	$380,638	$657,368
	6.07%	1.55%	1.95%	2.42%	2.45%

(A)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2024	2023	2024 vs 2023
Service charges and fees	$1,322	$1,258	$64
Bank owned life insurance	503	297	206
Gain on sale of loans (mortgage banking)	56	21	35
Gain on sale of SBA loans	400	865	(465)
Corporate advisory fee income	818	80	738
Other income	1,306	1,567	(261)
Fair value adjustment for CRA equity security	(111)	209	(320)
Total other income (excluding wealth management income)	$4,294	$4,297	$(3)

The Company recorded total other income, excluding wealth management fee income, for both the first quarters of 2024 and 2023 of $4.3 million.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $400,000 and $865,000 for the quarters ended March 31, 2024 and 2023, respectively. The Company continues to see pressures from market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the first quarter of 2024 of $818,000 compared to $80,000 for the same period ended March 31, 2023. The higher amount in the current period was related to a major corporate advisory/investment banking acquisition transaction.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are typically not consistent from quarter to quarter.

For the three months ended March 31, 2024, income from the sale of newly originated residential mortgage loans was $56,000 compared to $21,000 for the same period in 2023. Although fee income increased as a result of slightly increased volume, the Company is still impacted by industry wide slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income included $827,000 and $852,000 of unused commercial lines fees for the three months ended March 31, 2024 and 2023, respectively. Additionally, for the quarters ended March 31, 2024 and 2023, the Company recorded income by the Equipment Finance Division related to equipment transfers to lessees of $141,000 and $145,000, respectively. For the quarter ended March 31, 2024, the Company recorded $181,000 of additional income from life insurance proceeds.

The Company recorded a $111,000 negative fair value adjustment for CRA equity securities in the first quarter of 2024 compared to a positive fair value adjustment of $209,000 for the same 2023 period. The decrease in 2024 was due to the underlying assets being tied to medium-term investments which increased slightly in 2024.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2024	2023	2024 vs 2023
Compensation and employee benefits	$28,476	$24,586	$3,890
Premises and equipment	5,081	4,374	707
FDIC assessment	945	711	234
Other Operating Expenses:
Professional and legal fees	1,362	1,345	17
Trust department expense	938	964	(26)
Telephone	395	369	26
Advertising	343	396	(53)
Amortization of intangible assets	272	354	(82)
Branch/office restructure	—	175	(175)
Other	2,229	2,300	(71)
Total operating expenses	$40,041	$35,574	$4,467

Operating expenses for the three months ended March 31, 2024 and 2023 totaled $40.0 million and $35.6 million, respectively, reflecting an increase of $4.5 million, or 13 percent. The increased operating expenses for the quarter ended March 31, 2024 were principally attributable to increases in compensation and employee benefits of $3.9 million, premises and equipment of $707,000 and FDIC assessment of $234,000. The increase in compensation and employee benefits include expenses related to the hiring of personnel to support the expansion into New York City, increased health insurance costs, hiring in line with the Company's strategic plan and annual merit increases. The increased premises and equipment expense is predominantly associated with the expansion into New York City into the previously disclosed space on Park Avenue in New York City, as well as software tools to enhance the client experience. The three months ended March 31, 2023 included $175,000 of expenses associated with the closure of three retail branch locations.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $11.5 billion at March 31, 2024, reflecting a 6 percent increase from $10.9 billion at December 31, 2023 and an increase of 11 percent from $10.4 billion at March 31, 2023. The equity market improved during the first three months of 2024 and coupled with gross business inflows of $236 million, contributed to the increase in AUM/AUA.

In the March 2024 quarter, Peapack Private generated $14.4 million in fee income compared to $13.8 million for the March 2023 quarter, reflecting an 5 percent increase.

Operating expenses relative to Peapack Private, for the first quarter of 2024, declined slightly to $9.4 million as compared to $9.8 million for the first quarter of 2023. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2024	2023	2023	2023	2023
Loans past due 90 days or more and still accruing	$35	$—	$—	$—	$—
Nonaccrual loans	69,811	61,324	70,809	34,505	28,659
Other real estate owned	—	—	—	—	116
Total nonperforming assets	$69,846	$61,324	$70,809	$34,505	$28,775

Performing modifications (A)(B)	$12,311	$248	$248	$248	$248

Loans past due 30 through 89 days and still accruing	$73,734	$34,589	$9,780	$14,524	$2,762

Loans subject to special mention	$59,450	$71,397	$53,328	$53,606	$46,566

Classified loans	$117,869	$84,372	$94,866	$58,655	$58,010

Individually evaluated loans	$69,530	$60,710	$70,184	$33,867	$27,736

Nonperforming loans as a % of total loans (C)	1.30%	1.13%	1.29%	0.63%	0.53%
Nonperforming assets as a % of total assets (C)	1.09%	0.95%	1.09%	0.53%	0.44%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.30%	1.13%	1.29%	0.63%	0.54%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $3.2 million at March 31, 2024, $3.0 million at December 31, 2023, $3.1 million at September 30, 2023 and $777,000 at June 30, 2023.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in nonperforming assets, loans past due 30 through 89 days and still accruing, classified loans and individually evaluated loans during the first quarter of 2024 compared to the December 31, 2023 quarter. Certain delinquent loans have since returned to current status and other delinquent loans may be downgraded in subsequent quarters. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The increase in nonperforming assets during the first quarter of 2024 was primarily driven by higher multifamily nonperforming loans when compared to the December 31, 2023 quarter. The increase in loans past due 30 through 89 days and still accruing at March 31, 2024 when compared to December 31, 2023 was primarily due to an increase of $17.1 million of multifamily loans, an increase of $14.7 million of C&I loans and an increase of $8.0 million of lease financing credits. The increase in individually evaluated substandard loans was primarily due to two multifamily loans with a balance of $8.0 million that were downgraded to substandard during the first quarter of 2024.

The Company had increases in nonperforming assets, loans past due 30 through 89 days and still accruing, classified loans and individually evaluated loans during the first quarter of 2024 compared to the March 31, 2023 quarter. The increase in nonperforming assets at March 31, 2024 when compared to March 31, 2023 was primarily driven by an increase of $15.6 million in multifamily nonperforming loans and an increase of $26.3 million in C&I nonperforming loans. The increase in loans past due 30 through 89 days and still accruing at March 31, 2024 when compared to March 31, 2023 was primarily due to an increase of $28.0 million of multifamily loans, an increase of $32.0 million of C&I loans and an increase of $8.0 million of lease financing credits. The increase in classified loans at March 31, 2024 when compared to March 31, 2023 was primarily due to an increase of $16.3 million of multifamily loans and an increase of $46.9 million of C&I loans. The increase in individually evaluated substandard loans was primarily due to an increase of $15.6 million of multifamily loans and an increase of $26.5 million of C&I loans.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $627,000 and $1.5 million for the first quarters of 2024 and 2023, respectively. The decreased provision for credit losses for the three months ended March 31, 2024, when compared to the three months ended March 31, 2023 was primarily due to a decline in loans of $72.9 million during the first quarter of 2024. The allowance for credit losses (“ACL”) was $66.3 million as of March 31, 2024, compared to $65.9 million at December 31, 2023. The increase in the ACL was primarily related to an increase in the ACL related to multifamily loans which was driven by the increase in individually evaluated loans of $8.0 million and certain qualitative adjustments in the CECL calculation made during the first quarter of 2024. The allowance for credit losses as a percentage of loans was 1.24 percent at March 31, 2024 compared to 1.21 percent at December 31, 2023. The ACL recorded on individually evaluated loans was $4.7 million at March 31,

2024 compared to $4.5 million as of December 31, 2023. Total individually evaluated loans were $69.5 million and $60.7 million as of March 31, 2024 and December 31, 2023, respectively. The increase in the balance of individually evaluated loans was primarily due to two multifamily relationships totaling $8.0 million that transferred to nonaccrual status during the first three months of 2024. The general component of the allowance increased from $61.4 million at December 31, 2023 to $61.5 million at March 31, 2024.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2024	2023	2023	2023	2023
Allowance for credit losses:
Beginning of period	$65,888	$68,592	$62,704	$62,250	$60,829
Provision for credit losses (A)	615	5,082	5,944	1,666	1,464
(Charge-offs)/recoveries, net	(252)	(7,786)	(56)	(1,212)	(43)
End of period	$66,251	$65,888	$68,592	$62,704	$62,250

Allowance for credit losses as a % of total loans	1.24%	1.21%	1.25%	1.15%	1.16%

Collectively evaluated allowance for credit losses as a % of total loans	1.15%	1.13%	1.10%	1.11%	1.11%

Allowance for credit losses as a % of nonperforming loans	94.85%	107.44%	96.87%	181.72%	217.21%

(A)
Excludes a provision of $12,000 at March 31, 2024, a credit of $55,000 at December 31, 2023, a credit of $88,000 at September 30, 2023, a provision of $30,000 at June 30, 2023 and a provision of $49,000 at March 31, 2023 related to off-balance sheet commitments.

The decrease in the allowance for credit losses as a percentage of nonperforming loans was primarily due to the increase in nonperforming loans when comparing March 31, 2024 and March 31, 2023.

INCOME TAXES: Income tax expense for the quarter ended March 31, 2024 was $3.8 million as compared to $6.6 million for the same period in 2023.

The effective tax rate for the three months ended March 31, 2024 was 30.44 percent compared to 26.43 percent for the same quarter in 2023. The higher tax rate for the 2024 quarter was primarily due to adjustments related to the vesting of restricted stock at prices lower than original grant prices in 2024, while 2023 benefited from the vesting of restricted stock at prices higher than original grant prices.

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

Capital declined due to the repurchase of 100,000 shares, at an average price of $24.23 through the Company's stock repurchase program at a total cost of $2.4 million and payment of a quarterly dividend of $887,000. Additionally, during the first quarter of 2024, the Company recorded an increase in accumulated other comprehensive losses of $2.9 million, net of tax. This amount was driven by a $5.0 million decrease in the value of the available for sale securities portfolio partially offset by a $2.1 million gain on cash flow hedges. The total accumulated other comprehensive loss declined to $67.8 million as of March 31, 2024, ($74.8 million loss related to the available for sale securities portfolio partially offset by a $7.0 million gain on the cash flow hedges). These changes were partially offset by net income of $8.6 million.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on December 31, 2023 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2024 and December 31, 2023, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 11.02 percent at March 31, 2024.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total capital (to risk-weighted assets)	$773,781	15.11%	$512,006	10.00%	$409,605	8.00%	$537,607	10.50%

Tier I capital (to risk-weighted assets)	709,744	13.86	409,605	8.00	307,204	6.00	435,205	8.50

Common equity tier I (to risk-weighted assets)	709,732	13.86	332,804	6.50	230,403	4.50	358,404	7.00

Tier I capital (to average assets)	709,744	11.02	321,894	5.00	257,515	4.00	257,515	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital (to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I (to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital (to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00

(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2024:
Total capital (to risk-weighted assets)	$785,909	15.34%	N/A	N/A	$409,817	8.00%	$537,885	10.50%

Tier I capital (to risk-weighted assets)	602,493	11.76	N/A	N/A	307,363	6.00	435,431	8.50

Common equity tier I (to risk-weighted assets)	602,481	11.76	N/A	N/A	230,522	4.50	358,590	7.00

Tier I capital (to average assets)	602,493	9.36	N/A	N/A	257,596	4.00	257,596	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital (to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I (to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital (to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended March 31, 2024 were purchased in the open market.

On March 28, 2024, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 23, 2024 to shareholders of record on May 9, 2024.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $194.8 million at March 31, 2024. In addition, the Company had $550.9 million in securities designated as available for sale at March 31, 2024. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $423.6 million and $96.8 million as of March 31, 2024, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of March 31, 2024, the Company had approximately $2.9 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 303 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at March 31, 2024. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of March 31, 2024, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The Company continued to shift from brokered interest-bearing demand deposits to brokered certificates of deposits during the quarter ended March 31, 2024. Total brokered certificates of deposits increased $25.0 million to $145.5 million at March 31, 2024 to enhance short-term liquidity at more attractive rates than FHLB overnight borrowings.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at March 31, 2024.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of March 31, 2024.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2024, $520.2 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of March 31, 2024. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2024.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2024, net interest income would decrease approximately 1.8 percent in year 1 and increase by 0.3 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at March 31, 2024, net interest income would increase approximately 1.7 percent for year 1 and decrease 1.0 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2024, net interest income would decrease approximately 3.1 percent in year 1 and increase by 1.1 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at March 31, 2024, net interest income for year 1 would increase approximately 2.1 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 3.7 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of March 31, 2024 and that net interest income would improve in a falling rate environment, but decline in a rising rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2024.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$554,865	$(63,802)	(10.31)%	9.47%	(65)
+100	586,316	(32,351)	(5.23)	9.80	(32)
Flat interest rates	618,667	—	—	10.12	—
-100	674,734	56,067	9.06	10.75	63
-200	673,464	54,797	8.86	10.55	43

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include the fact that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Further, controls can be circumvented. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There are no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
January 1, 2024 -
January 31, 2024	—	—	$—	477,673
February 1, 2024 -
February 29, 2024	100,000	945	23.99	377,673
March 1, 2024 -
March 31, 2024	—	35,413	23.92	377,673
Total	100,000	36,358	$23.97

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 10, 2024	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2024	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)