Form 10-Q
period 2024-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2024-08-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2024

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

Number of shares of Common Stock outstanding as of August 1, 2024: 17,677,747

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$5,586	$5,887
Federal funds sold	—	—
Interest-earning deposits	310,143	181,784
Total cash and cash equivalents	315,729	187,671
Securities available for sale	591,884	550,617
Securities held to maturity (fair value $90,863 at June 30, 2024 and $94,415 at December 31, 2023)	105,013	107,755
CRA equity security, at fair value	12,971	13,166
FHLB and FRB stock, at cost (A)	12,478	31,044
Loans held for sale, at fair value	228	100
Loans held for sale, at lower of cost or fair value	8,076	6,695
Loans	5,260,994	5,429,325
Less: allowance for credit losses	67,984	65,888
Net loans	5,193,010	5,363,437
Premises and equipment	24,932	24,166
Accrued interest receivable	33,534	30,676
Bank owned life insurance	47,716	47,581
Goodwill	36,212	36,212
Other intangible assets	9,258	9,802
Finance lease right-of-use assets	1,055	2,087
Operating lease right-of-use assets	38,683	12,096
Deferred tax assets, net	9,454	505
Due from broker	3,184	—
Other assets	61,933	53,247
TOTAL ASSETS	$6,505,350	$6,476,857
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$950,368	$957,687
Interest-bearing deposits:
Checking	3,229,814	2,882,193
Savings	105,602	111,573
Money market accounts	824,158	740,559
Certificates of deposit - retail	502,810	443,791
Certificates of deposit - listing service	7,454	7,804
Subtotal deposits	5,620,206	5,143,607
Interest-bearing demand - brokered	10,000	10,000
Certificates of deposit - brokered	26,000	120,507
Total deposits	5,656,206	5,274,114
Short-term borrowings	—	403,814
Finance lease liabilities	1,427	3,430
Operating lease liabilities	41,347	12,876
Subordinated debt, net	133,417	133,274
Due to brokers	9,981	—
Accrued expenses and other liabilities	74,650	65,668
TOTAL LIABILITIES	5,917,028	5,893,176
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,515,730 at June 30, 2024 and 21,388,917 at December 31, 2023; outstanding shares, 17,666,490 at June 30, 2024 and 17,739,677 at December 31, 2023)	17,936	17,831
Surplus	345,164	346,954
Treasury stock at cost (3,849,240 shares at June 30, 2024 and 3,649,240 shares at December 31, 2023)	(114,917)	(110,320)
Retained earnings	408,481	394,094
Accumulated other comprehensive loss, net of income tax	(68,342)	(64,878)
TOTAL SHAREHOLDERS’ EQUITY	588,322	583,681
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,505,350	$6,476,857

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$71,645	$68,490	$144,176	$132,962
Interest on investments:
Taxable	5,168	4,900	10,304	9,371
Tax-exempt	—	9	—	17
Interest on loans held for sale	7	2	12	4
Interest on interest-earning deposits	2,418	1,451	3,940	2,989
Total interest income	79,238	74,852	158,432	145,343
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	35,364	26,117	68,411	47,500
Interest on certificates of deposit	5,367	2,462	10,222	4,191
Interest on borrowed funds	381	5,384	3,848	6,680
Interest on finance lease liability	22	50	60	103
Interest on subordinated debt	1,686	1,597	3,370	3,236
Subtotal - interest expense	42,820	35,610	85,911	61,710
Interest on interest-bearing demand - brokered	134	125	260	333
Interest on certificates of deposits - brokered	1,242	196	2,844	401
Total interest expense	44,196	35,931	89,015	62,444
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	35,042	38,921	69,417	82,899
Provision for credit losses	3,911	1,696	4,538	3,209
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	31,131	37,225	64,879	79,690
OTHER INCOME
Wealth management fee income	16,419	14,252	30,826	28,014
Service charges and fees	1,345	1,320	2,667	2,578
Bank owned life insurance	328	305	831	602
Gain on loans held for sale at fair value (mortgage banking)	34	15	90	36
Gain on loans held for sale at lower of cost or fair value	23	—	23	—
Gain on sale of SBA loans	449	838	849	1,703
Corporate advisory fee income	103	15	921	95
Other income	2,938	2,039	4,244	3,606
Fair value adjustment for CRA equity security	(84)	(209)	(195)	—
Total other income	21,555	18,575	40,256	36,634
OPERATING EXPENSES
Compensation and employee benefits	29,884	26,354	58,360	50,940
Premises and equipment	5,776	4,729	10,857	9,103
FDIC insurance expense	870	729	1,815	1,440
Other operating expense	6,596	5,880	12,135	11,783
Total operating expenses	43,126	37,692	83,167	73,266
INCOME BEFORE INCOME TAX EXPENSE	9,560	18,108	21,968	43,058
Income tax expense	2,030	4,963	5,807	11,558
NET INCOME	$7,530	$13,145	$16,161	$31,500

EARNINGS PER SHARE
Basic	$0.42	$0.73	$0.91	$1.76
Diluted	$0.42	$0.73	$0.91	$1.74
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,747,070	17,930,611	17,729,355	17,886,154
Diluted	17,792,296	18,078,848	17,811,895	18,153,267

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$7,530	$13,145	$16,161	$31,500
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(572)	(7,022)	(7,337)	1,747

	(572)	(7,022)	(7,337)	1,747

Tax effect	153	3,226	1,958	3,178
Net of tax	(419)	(3,796)	(5,379)	4,925

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(225)	4,775	2,647	2,043
Reclassification adjustment for amounts included in net income	—	(42)	—	(84)
	(225)	4,733	2,647	1,959

Tax effect	62	(1,489)	(732)	(670)
Net of tax	(163)	3,244	1,915	1,289

Total other comprehensive income/(loss)	(582)	(552)	(3,464)	6,214

Total comprehensive income	$6,948	$12,593	$12,697	$37,714

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2024 and June 30, 2023

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2024 17,761,538 common shares outstanding	$—	$17,932	$343,111	$(112,742)	$401,838	$(67,760)	$582,379
Net income	—	—	—	—	7,530	—	7,530
Comprehensive loss	—	—	—	—	—	(582)	(582)
Restricted stock units issued, 605 shares	—	1	(1)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (267) shares	—	(1)	(6)	—	—	—	(7)
Amortization of restricted stock units	—	—	1,289	—	—	—	1,289
Modification of restricted stock units distributed in cash	—	—	662	—	—	—	662
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,175)	—	—	(2,175)
Issuance of shares for Employee Stock Purchase Plan, 4,614 shares	—	4	109	—	—	—	113
Balance at June 30, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2023 18,014,757 common shares outstanding	$—	$17,750	$339,060	$(100,677)	$366,270	$(67,445)	$554,958
Net income	—	—	—	—	13,145	—	13,145
Comprehensive loss	—	—	—	—	—	(552)	(552)
Restricted stock units issued 77,986 shares	—	65	3	—	—	—	68
Restricted stock units repurchased on vesting to pay taxes, (31,996) shares	—	(27)	(854)	—	—	—	(881)
Amortization of restricted stock units	—	—	3,643	—	—	—	3,643
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(890)	—	(890)
Share repurchase, (184,000) shares	—	—	—	(4,716)	—	—	(4,716)
Common stock options exercised, 1,100 net of 60 used to exercise and related taxes benefits, 1,040 shares	—	1	14	—	—	—	15
Issuance of shares for Employee Stock Purchase Plan, 10,108 shares	—	8	271	—	—	—	279
Balance at June 30, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069

Six Months Ended June 30, 2024 and June 30, 2023

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income	—	—	—	—	16,161	—	16,161
Comprehensive loss	—	—	—	—	—	(3,464)	(3,464)
Restricted stock units issued, 147,679 shares	—	123	(123)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares	—	(31)	(846)	—	—	—	(877)
Amortization of restricted stock units	—	—	3,138	—	—	—	3,138
Modification of restricted stock units distributed in cash	—	—	(4,336)	—	—	—	(4,336)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,774)	—	(1,774)
Share repurchase, (200,000) shares	—	—	—	(4,597)	—	—	(4,597)
Issuance of shares for Employee Stock Purchase Plan, 15,759 shares	—	13	377	—	—	—	390
Balance at June 30, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	31,500	—	31,500
Comprehensive income	—	—	—	—	—	6,214	6,214
Restricted stock units issued, 430,620 shares	—	359	(291)	—	—	—	68
Restricted stock units repurchased on vesting to pay taxes, (108,143) shares	—	(90)	(3,168)	—	—	—	(3,258)
Amortization of restricted stock units	—	—	6,309	—	—	—	6,309
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,773)	—	(1,773)
Share repurchase, (267,014) shares	—	—	—	(7,567)	—	—	(7,567)
Common stock options exercised, 1,400 net of 60 used to exercise and related taxes benefits, 1,340 shares	—	1	18	—	—	—	19
Issuance of shares for Employee Stock Purchase Plan, 17,641 shares	—	14	563	—	—	—	577
Balance at June 30, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$16,161	$31,500
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,855	1,769
Amortization of premium and accretion of discount on securities, net	174	328
Amortization of restricted stock	3,138	6,309
Amortization of intangible assets	544	709
Amortization of subordinated debt costs	143	144
Provision for credit losses	4,538	3,209
Deferred tax benefit	(7,723)	(4,475)
Stock-based compensation and employee stock purchase plan expense	75	106
Fair value adjustment for equity security	195	—
Loans originated for sale (A)	(13,660)	(20,987)
Proceeds from sales of loans held for sale (A)	18,128	24,155
Gain on loans held for sale (A)	(939)	(1,739)
Gain on loans held for sale at lower of cost or fair value	(23)	—
Loss on disposal of fixed assets	4	6
Increase in cash surrender value of life insurance, net	(135)	(235)
(Increase)/decrease in accrued interest receivable	(2,858)	4,292
Decrease in other assets	(31,520)	(3,137)
Increase in accrued expenses and other liabilities	31,864	2,071
NET CASH PROVIDED BY OPERATING ACTIVITIES	19,961	44,025
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	312,459	316,474
Principal repayments, maturities and calls of securities held to maturity	2,701	2,161
Redemptions of FHLB and FRB stock	59,579	51,784
Purchase of securities held to maturity	—	(10,347)
Purchase of securities available for sale	(351,215)	(300,887)
Purchase of FHLB and FRB stock	(41,013)	(56,514)
Proceeds from sales of loans held for sale at lower of cost or fair value	23	—
Net decrease/(increase) in loans, net of participations sold	160,853	(151,104)
Proceeds from sales of other real estate	—	116
Purchase of premises and equipment	(2,390)	(1,378)
Disposal of premises and equipment	16	(6)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	141,013	(149,701)
FINANCING ACTIVITIES:
Net increase/(decrease) in deposits	382,092	(6,667)
Net (decrease)/increase in short-term borrowings	(403,814)	105,830
Dividends paid on common stock	(1,774)	(1,773)
Exercise of stock options, net of stock swaps	—	19
Restricted stock repurchased on vesting to pay taxes	(877)	(3,258)
Issuance of restricted stock	—	68
Modification of restricted stock units distributed in cash	(4,336)	—
Issuance of shares for employee stock purchase plan	390	577
Shares repurchased	(4,597)	(7,567)
NET CASH (USED IN)/PROVIDED BY FINANCING ACTIVITIES	(32,916)	87,229
Net increase/(decrease) in cash and cash equivalents	128,058	(18,447)
Cash and cash equivalents at beginning of period	187,671	190,075
Cash and cash equivalents at end of period	$315,729	$171,628
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$80,605	$58,182
Income tax, net	1,251	3,323
Security purchases due from broker	9,981	—
Right-of-use asset obtained in exchange for operating lease liabilities	28,321	1,926

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of the management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2024, and the results of operations, comprehensive income, changes in shareholders’ equity and cash flow statements for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

The Banking segment includes: commercial (including commercial and industrial (“C&I”) and equipment financing), commercial real estate, multifamily, commercial construction, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support services.

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held-to-maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors, and then recognize a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $161.2 million and $162.9 million as of June 30, 2024 and December 31, 2023, respectively. SBA loans held for sale totaled $3.3 million and $7.2 million at June 30, 2024 and December 31, 2023, respectively.

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

The CECL methodology requires a significant amount of management judgment in determining the appropriate allowance for credit losses. Several of the steps in the methodology are subjective including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and may change from period to period. Although the allowance for credit losses is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

Loan Modifications: On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2022-02, which replaced the accounting and recognition of TDRs. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

Changes in options outstanding during the six months ended June 30, 2024 were as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2024	1,400	$19.15
Exercised during 2024	—	—
Expired during 2024	(1,400)	19.15
Forfeited during 2024	—	—
Balance, June 30, 2024	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—
Exercisable at June 30, 2024	—	$—	—	$—

There were no stock options granted during the three or six months ended June 30, 2024.

As of June 30, 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

During the first quarter of 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan ("Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be paid in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date, which is the fair market value of a common share of the Company's stock on such vesting date.

The Company issued performance-based and service-based phantom units in 2024. Service-based phantom units vest ratably over a three-year period. There were 237,811 service-based phantom units granted under the Phantom Plan during the first six months of 2024. Additionally, there are 120,835 restricted stock units that will settle in cash in 2025 and 2026.

The performance-based phantom units are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is three years. There were 60,047 performance-based units granted under the Phantom Plan in the first six months of 2024.

Phantom units are recorded in salary and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within salary and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at June 30, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed below, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of June 30, 2024, there was $8.4 million of unrecognized compensation costs related to non-vested phantom units.

The Company issued performance-based and service-based restricted stock units in 2023. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first six months of 2024.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first six months of 2024.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	176,364	$32.40
Granted during 2024	4,705	31.36
Vested during 2024 (1)	(45,592)	31.36
Forfeited during 2024	—	—
Balance, June 30, 2024	135,477	$32.71

(1) Includes 45,592 shares that settled in cash.

Changes in service-based restricted stock awards/units for the six months ended June 30, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	626,742	$29.62
Granted during 2024	—	—
Vested during 2024 (1)	(248,028)	27.83
Shares to be settled in cash	(120,835)	22.13
Forfeited during 2024	(4,701)	31.79
Balance, June 30, 2024	253,178	$27.84

(1) Includes 100,349 shares that settled in cash.

As of June 30, 2024, there was $9.2 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.12 years. Stock compensation expense recorded for the second quarters of 2024 and 2023 totaled $3.2 million and $3.6 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2024 and 2023 totaled $5.9 million and $6.3 million, respectively.

Employee Stock Purchase Plan (“ESPP”): The 2014 ESPP expired in April 2024 and was replaced by the 2024 ESPP, which was approved by shareholders on April 30, 2024 and allowed for the issuance of 150,000 shares.

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

The Company recorded $43,000 and $58,000 of expense in salaries and employee benefits expense for the three months ended June 30, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP during the second quarter ended June 30, 2024 and 2023 were 4,614 and 10,108, respectively.

The Company recorded $75,000 and $106,000 of expense in salaries and employee benefits expense for the six months ended June 30, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP during the six months ended June 30, 2024 and 2023 were 15,759 and 17,641, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$7,530	$13,145	$16,161	$31,500

Basic weighted average shares outstanding	17,747,070	17,930,611	17,729,355	17,886,154
Plus: common stock equivalents	45,226	148,237	82,540	267,113
Diluted weighted average shares outstanding	17,792,296	18,078,848	17,811,895	18,153,267
Net income per share
Basic	$0.42	$0.73	$0.91	$1.76
Diluted	0.42	0.73	0.91	1.74

For the three months ended June 30, 2024 and 2023, restricted stock units totaling 250,510 and 556,743, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2024 and 2023, restricted stock units totaling 277,945 and 420,090, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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
2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,803	$—	$(49,801)	$—	$195,002
Mortgage-backed securities–residential	410,158	226	(47,352)	—	363,032
SBA pool securities	25,478	1	(3,796)	—	21,683
Corporate bond	14,000	23	(1,856)	—	12,167
Total securities available for sale	$694,439	$250	$(102,805)	$—	$591,884
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,471)	$—	$36,529
Mortgage-backed securities–residential	65,013	—	(10,679)	—	54,334
Total securities held to maturity	$105,013	$—	$(14,150)	$—	$90,863

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,794	$—	$(47,103)	$—	$197,691
Mortgage-backed securities–residential	363,893	80	(43,177)	—	320,796
SBA pool securities	27,148	—	(3,744)	—	23,404
Corporate bond	10,000	—	(1,274)	—	8,726
Total securities available for sale	$645,835	$80	$(95,298)	$—	$550,617
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,369)	$—	$36,631
Mortgage-backed securities–residential	67,755	—	(9,971)	—	57,784
Total securities held to maturity	$107,755	$—	$(13,340)	$—	$94,415

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2024 and December 31, 2023.

	June 30, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$195,002	$(49,801)	$195,002	$(49,801)
Mortgage-backed securities residential	33,028	(774)	230,103	(46,578)	263,131	(47,352)
SBA pool securities	—	—	21,333	(3,796)	21,333	(3,796)
Corporate bond	—	—	8,144	(1,856)	8,144	(1,856)
Total securities available for sale	$33,028	$(774)	$454,582	$(102,031)	$487,610	$(102,805)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$36,529	$(3,471)	$36,529	$(3,471)
Mortgage-backed securities residential	—	—	54,334	(10,679)	54,334	(10,679)
Total securities held to maturity	$—	$—	$90,863	$(14,150)	$90,863	$(14,150)
Total securities	$33,028	$(774)	$545,445	$(116,181)	$578,473	$(116,955)

	December 31, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$197,691	$(47,103)	$197,691	$(47,103)
Mortgage-backed securities residential	36,634	(963)	217,513	(42,214)	254,147	(43,177)
SBA pool securities	655	(1)	22,749	(3,743)	23,404	(3,744)
Corporate bond	—	—	8,726	(1,274)	8,726	(1,274)
Total securities available for sale	$37,289	$(964)	$446,679	$(94,334)	$483,968	$(95,298)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$36,631	$(3,369)	$36,631	$(3,369)
Mortgage-backed securities residential	9,647	(135)	48,137	(9,836)	57,784	(9,971)
Total securities held to maturity	$9,647	$(135)	$84,768	$(13,205)	$94,415	$(13,340)
Total securities	$46,936	$(1,099)	$531,447	$(107,539)	$578,383	$(108,638)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at June 30, 2024. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the six months ended June 30, 2024 or 2023, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.0 million at June 30, 2024. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $84,000 and $195,000 for the three and six months ended June 30, 2024. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2024 and December 31, 2023, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Residential mortgage	$578,829	11.00%	$578,327	10.65%
Multifamily mortgage	1,796,687	34.15	1,836,390	33.82
Commercial mortgage	600,859	11.42	637,625	11.74
Commercial loans (including equipment financing)	2,155,594	40.97	2,260,524	41.64
Commercial construction	22,157	0.42	17,721	0.33
Home equity lines of credit	37,117	0.71	36,464	0.67
Consumer loans, including fixed rate home equity loans	69,579	1.32	62,036	1.14
Other loans	172	0.01	238	0.01
Total loans	$5,260,994	100.00%	$5,429,325	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of June 30, 2024 and December 31, 2023 are based on the CECL methodology:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Primary residential mortgage	$584,645	11.12%	$585,126	10.78%
Junior lien loan on residence	40,444	0.77	40,203	0.74
Multifamily property	1,796,687	34.17	1,836,390	33.85
Owner-occupied commercial real estate	256,035	4.87	255,110	4.70
Investment commercial real estate	1,012,489	19.25	1,061,197	19.56
Commercial and industrial	1,244,905	23.67	1,314,781	24.23
Lease financing	228,894	4.35	251,423	4.63
Construction	22,643	0.43	17,987	0.33
Consumer and other	71,789	1.37	63,906	1.18
Total loans	5,258,531	100.00%	5,426,123	100.00%
Net deferred costs	2,463		3,202
Total loans including net deferred costs	$5,260,994		$5,429,325

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of June 30, 2024 and December 31, 2023:

		June 30, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,521	$2,112	$—
Junior lien loan on residence	98	98	—
Multifamily property	20,225	33,558	—
Investment commercial real estate	—	11,748	—
Commercial and industrial	6,036	30,684	—
Lease financing	3,003	3,871	—
Consumer and other	4	4	—
Total	$30,887	$82,075	$—

		December 31, 2023
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,263	$1,263	$—
Junior lien loan on residence	100	100	—
Multifamily property	16,645	16,645	—
Investment commercial real estate	9,881	9,881	—
Commercial and industrial	3,965	31,430	—
Lease financing	946	2,002	—
Consumer and other	3	3	—
Total	$32,803	$61,324	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2024 and December 31, 2023 by class of loans, excluding nonaccrual loans:

	June 30, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,774	$97	$—	$1,871
Junior lien loan on residence	417	—	—	417
Multifamily property	13,571	—	—	13,571
Investment commercial real estate	—	17,326	—	17,326
Commercial and industrial	943	435	—	1,378
Lease financing	—	151	—	151
Total	$16,705	$18,009	$—	$34,714

	December 31, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,448	$1,061	$—	$3,509
Junior lien on residence	84	—	—	84
Multifamily property	11,814	—	—	11,814
Commercial and industrial	7,297	11,498	—	18,795
Consumer and other	387	—	—	387
Total	$22,030	$12,559	$—	$34,589

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of June 30, 2024 and December 31, 2023 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of June 30, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$25,736	$92,920	$112,096	$77,156	$54,479	$213,434	$—	$5,698	$581,519
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	591	—	—	458	2,077	—	—	3,126
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	25,736	93,511	112,096	77,156	54,937	215,511	—	5,698	584,645
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	838	1,224	114	—	1,153	29,885	7,132	40,346
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	97	1	98
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	838	1,224	114	—	1,153	29,982	7,133	40,444
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	6,223	51,871	457,492	601,510	118,653	462,454	8,802	—	1,707,005
Special mention	—	—	3,423	28,507	—	13,296	—	—	45,226
Substandard	—	—	13,366	—	—	31,090	—	—	44,456
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	6,223	51,871	474,281	630,017	118,653	506,840	8,802	—	1,796,687
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	5,777	4,267	23,218	44,214	19,217	126,927	19,355	10,543	253,518
Special mention	—	—	—	1,173	—	1,344	—	—	2,517
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	5,777	4,267	23,218	45,387	19,217	128,271	19,355	10,543	256,035
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	22,551	124,748	171,432	139,203	56,965	390,223	21,904	17,035	944,061
Special mention	—	—	—	—	—	42,681	—	14,000	56,681
Substandard	—	—	9,818	—	—	1,929	—	—	11,747
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	22,551	124,748	181,250	139,203	56,965	434,833	21,904	31,035	1,012,489
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	93,904	157,772	179,978	150,176	18,288	26,898	501,899	14,614	1,143,529
Special mention	—	—	11,083	12,006	—	1,705	11,405	168	36,367
Substandard	12,250	2,035	20,260	1,729	2,059	3,294	20,673	2,709	65,009
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	106,154	159,807	211,321	163,911	20,347	31,897	533,977	17,491	1,244,905
Current period gross charge-offs	—	—	—	—	241	—	—	—	241

	Grade as of June 30, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total

Lease financing:
Pass	10,288	47,300	47,614	56,211	29,774	33,836	—	—	225,023
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	868	—	—	—	3,003	—	—	3,871
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	10,288	48,168	47,614	56,211	29,774	36,839	—	—	228,894
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	22,643	—	22,643
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	22,643	—	22,643
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	22,717	3,062	—	259	140	3,678	35,442	6,487	71,785
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	22,717	3,062	—	259	140	3,678	35,446	6,487	71,789
Current period gross charge-offs	—	—	—	—	—	2	—	15	17

Total:
Pass	187,196	482,778	993,054	1,068,843	297,516	1,258,603	639,930	61,509	4,989,429
Special mention	—	—	14,506	41,686	—	59,026	11,405	14,168	140,791
Substandard	12,250	3,494	43,444	1,729	2,517	41,393	20,774	2,710	128,311
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$199,446	$486,272	$1,051,004	$1,112,258	$300,033	$1,359,022	$672,109	$78,387	$5,258,531
Total Current Period Gross Charge-offs	$—	$—	$—	$2,088	$241	$3,293	$—	$15	$5,637

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$94,688	$114,532	$80,175	$56,191	$35,418	$196,251	$—	$5,535	$582,790
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	473	935	928	—	—	2,336
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	94,688	114,532	80,175	56,664	36,353	197,179	—	5,535	585,126
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	872	1,394	135	—	530	808	29,620	6,680	40,039
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	1	164
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	872	1,394	135	—	530	808	29,783	6,681	40,203
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	52,072	476,972	645,093	119,934	209,299	295,226	8,451	—	1,807,047
Special mention	—	—	—	—	—	1,650	—	—	1,650
Substandard	—	1,572	7,491	—	10,370	8,260	—	—	27,693
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	52,072	478,544	652,584	119,934	219,669	305,136	8,451	—	1,836,390
Current period gross charge-offs	—	—	2,223	—	—	—	—	—	2,223

Owner-occupied commercial real estate:
Pass	4,333	23,590	39,563	19,457	11,788	126,430	17,559	10,731	253,451
Special mention	—	—	1,197	—	—	—	462	—	1,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,333	23,590	40,760	19,457	11,788	126,430	18,021	10,731	255,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	125,568	173,660	150,026	57,811	144,447	314,411	30,124	13,379	1,009,426
Special mention	—	—	—	—	21,936	3,834	—	14,172	39,942
Substandard	—	9,881	—	—	1,948	—	—	—	11,829
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	125,568	183,541	150,026	57,811	168,331	318,245	30,124	27,551	1,061,197
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	226,699	216,864	191,389	39,003	26,570	16,845	516,844	23,687	1,257,901
Special mention	—	—	758	—	1,161	190	14,232	194	16,535
Substandard	1,212	22,297	1,467	1,865	953	2,524	7,571	2,456	40,345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	227,911	239,161	193,614	40,868	28,684	19,559	538,647	26,337	1,314,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	50,706	42,447	61,547	39,710	24,113	19,287	—	—	237,810
Special mention	—	9,631	511	—	1,375	94	—	—	11,611
Substandard	1,056	—	—	—	946	—	—	—	2,002
Doubtful	—	—	—	—	—	—	—	—	—

Total lease financing	51,762	52,078	62,058	39,710	26,434	19,381	—	—	251,423
Current period gross charge-offs	—	4,800	—	—	—	794	—	—	5,594

Construction:
Pass	—	—	—	—	—	—	17,987	—	17,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,987	—	17,987
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	3,934	—	301	158	—	4,141	51,788	3,581	63,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	3,934	—	301	158	—	4,141	51,791	3,581	63,906
Current period gross charge-offs	—	—	—	—	—	—	139	—	139

Total:
Pass	558,872	1,049,459	1,168,229	332,264	452,165	973,399	672,373	63,593	5,270,354
Special mention	—	9,631	2,466	—	24,472	5,768	14,694	14,366	71,397
Substandard	2,268	33,750	8,958	2,338	15,152	11,712	7,737	2,457	84,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$561,140	$1,092,840	$1,179,653	$334,602	$491,789	$990,879	$694,804	$80,416	$5,426,123
Total Current Period Gross Charge-offs	$—	$5,999	$2,223	$—	$—	$794	$139	$—	$9,155

At June 30, 2024, $81.7 million of substandard loans were individually evaluated, compared to $60.6 million at December 31, 2023. The increase in individually evaluated substandard loans was primarily due to six multifamily loans with a balance of $32.0 million that were graded as substandard during the six months of 2024, offset by the sale of two multifamily individually evaluated loans totaling $15.1 million.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of June 30, 2024. The Company has not committed to lend additional amounts as of June 30, 2024 to customers with outstanding loans that are classified as modified loans.

The following table provides information related to the modifications during the three months ended June 30, 2024 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended June 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$119	0.02%
Commercial and industrial	14,539	1.17%
Total	$14,658	1.19%

The following tables provide information related to the modifications during the six months ended June 30, 2024 by pool segment and type of concession granted:

	Interest Rate Reduction and Term Extension
	Six Months Ended June 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,250	0.98%
Total	$12,250	0.98%

	Significant Payment Delay
	Six Months Ended June 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$119	0.02%
Commercial and industrial	14,539	1.17%
Total	$14,658	1.19%

The following table provides information related to the modifications during the three months ended June 30, 2023 by pool segment and type of concession granted:

	Interest Rate Reduction
	Three Months Ended June 30, 2023
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$777	0.06%
Total	$777	0.06%

The following tables provide information related to the modifications during the six months ended June 30, 2023 by pool segment and type of concession granted:

	Significant Pay Delay
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

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through June 30, 2024:

	Payment Status at June 30, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$119	$—	$—
Commercial and industrial	26,788	2,863	248
Total	$26,907	$2,863	$248

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2024
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Commercial and industrial	$—	$2,863
Total	$—	$2,863

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2023:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2023
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Commercial and industrial	$248	$—
Total	$248	$—

4. ALLOWANCE FOR CREDIT LOSSES

On January 1, 2022, the Company adopted ASU 2016-13, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the CECL methodology. See Note 1, Summary of Significant Accounting Policies for additional information on Topic 326.

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $30.5 million at June 30, 2024 and $27.8 million at December 31, 2023.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of June 30, 2024 and December 31, 2023. The allowance was based on the CECL methodology.

	June 30, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$1,843	$47	$582,802	$4,144	$584,645	$4,191
Junior lien loan on residence	98	—	40,346	187	40,444	187
Multifamily property	33,559	2,285	1,763,128	10,316	1,796,687	12,601
Owner-occupied commercial real estate	—	—	256,035	4,712	256,035	4,712
Investment commercial real estate	11,747	528	1,000,742	13,924	1,012,489	14,452
Commercial and industrial	30,684	4,747	1,214,221	23,821	1,244,905	28,568
Lease financing	3,871	264	225,023	1,426	228,894	1,690
Construction	—	—	22,643	655	22,643	655
Consumer and other loans	—	—	71,789	928	71,789	928
Total ACL	$81,802	$7,871	$5,176,729	$60,113	$5,258,531	$67,984

	December 31, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$652	$—	$584,474	$3,931	$585,126	$3,931
Junior lien loan on residence	100	—	40,103	177	40,203	177
Multifamily property	16,645	—	1,819,745	8,782	1,836,390	8,782
Owner-occupied commercial real estate	—	—	255,110	4,840	255,110	4,840
Investment commercial real estate	9,881	—	1,051,316	15,403	1,061,197	15,403
Commercial and industrial	31,430	4,518	1,283,351	25,189	1,314,781	29,707
Lease financing	2,002	20	249,421	1,643	251,423	1,663
Construction	—	—	17,987	516	17,987	516
Consumer and other loans	—	—	63,906	869	63,906	869
Total ACL	$60,710	$4,538	$5,365,413	$61,350	$5,426,123	$65,888

Individually evaluated loans include nonaccrual loans of $81.7 million at June 30, 2024 and $60.6 million at December 31, 2023. Individually evaluated loans did not include any performing modified loans at June 30, 2024. An allowance of $149,000 was allocated to modified loans at June 30, 2024.

The allowance for credit losses was $68.0 million as of June 30, 2024, compared to $65.9 million at December 31, 2023. The increase in the allowance for credit losses (“ACL”) was primarily related to an increase in the ACL related to multifamily loans, which was driven by the increase in individually evaluated loans of $16.6 million to $33.6 million and certain qualitative adjustments made during the first six months of 2024. The allowance for credit losses as a percentage of loans was 1.29 percent at June 30, 2024, compared to 1.21 percent at December 31, 2023.

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

The following tables present collateral dependent loans individually evaluated by segment as of June 30, 2024 and December 31, 2023:

	June 30, 2024
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment (A)	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$1,337	$1,252	$—	$919
Junior lien loan on residence (A)	100	98	—	106
Multifamily property (B)	20,225	20,225	—	19,455
Commercial and industrial (A)(C)(D)	7,816	5,184	—	4,817
Lease financing (E)	3,103	3,003	—	1,165
Total loans with no related allowance	$32,581	$29,762	$—	$26,462
With related allowance recorded:
Primary residential mortgage (A)	$591	$591	$47	$493
Multifamily property (B)	13,334	13,334	2,285	5,273
Investment commercial real estate (D)	14,430	11,747	528	10,164
Commercial and industrial (C)(D)(E)	27,414	25,500	4,747	26,162
Lease financing (E)	904	868	264	933
Total loans with related allowance	$56,673	$52,040	$7,871	$43,025
Total loans individually evaluated	$89,254	$81,802	$7,871	$69,487

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and six months ended June 30, 2024 and 2023 was not material. The Company did not recognize any income on non-accruing loans for the three and six months ended June 30, 2024 and 2023.

The activity in the allowance for credit losses for the three months ended June 30, 2024 and June 30, 2023 is summarized below:

	April 1,				June 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,101	$—	$—	$90	$4,191
Junior lien loan on residence	178	—	—	9	187
Multifamily property	10,242	(5,379)	—	7,738	12,601
Owner-occupied commercial real estate	4,906	—	—	(194)	4,712
Investment commercial real estate	15,126	—	—	(674)	14,452
Commercial and industrial	28,755	—	5	(192)	28,568
Lease financing	1,431	—	3,210	(2,951)	1,690
Construction	597	—	—	58	655
Consumer and other loans	915	(4)	—	17	928
Total ACL	$66,251	$(5,383)	$3,215	$3,901	$67,984

(A) Provision to roll forward the ACL excludes a provision of $10,000 for off-balance sheet commitments.

	April 1,				June 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,959	$—	$—	$189	$3,148
Junior lien loan on residence	146	—	—	5	151
Multifamily property	9,823	—	—	714	10,537
Owner-occupied commercial real estate	4,952	—	—	(244)	4,708
Investment commercial real estate	14,538	(1,199)	—	209	13,548
Commercial and industrial	26,869	—	—	564	27,433
Lease financing	1,989	—	—	74	2,063
Construction	313	—	—	108	421
Consumer and other loans	661	(15)	2	47	695
Total ACL	$62,250	$(1,214)	$2	$1,666	$62,704

(A) Provision to roll forward the ACL excludes a provision of $30,000 for off-balance sheet commitments.

	January 1,				June 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$—	$—	$260	$4,191
Junior lien loan on residence	177	—	—	10	187
Multifamily property	8,782	(5,379)	—	9,198	12,601
Owner-occupied commercial real estate	4,840	—	—	(128)	4,712
Investment commercial real estate	15,403	—	—	(951)	14,452
Commercial and industrial	29,707	(241)	5	(903)	28,568
Lease financing	1,663	—	3,210	(3,183)	1,690
Construction	516	—	—	139	655
Consumer and other loans	869	(17)	2	74	928
Total ACL	$65,888	$(5,637)	$3,217	$4,516	$67,984

(A)
Provision to roll forward the ACL excludes a provision of $22,000 for off-balance sheet commitments.

	January 1,				June 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$254	$3,148
Junior lien loan on residence	154	—	—	(3)	151
Multifamily property	8,849	—	—	1,688	10,537
Owner-occupied commercial real estate	4,835	—	—	(127)	4,708
Investment commercial real estate	15,480	(1,199)	—	(733)	13,548
Commercial and industrial	25,530	—	—	1,903	27,433
Lease financing	2,314	—	—	(251)	2,063
Construction	236	—	—	185	421
Consumer and other loans	537	(61)	5	214	695
Total ACL	$60,829	$(1,260)	$5	$3,130	$62,704

(A)
Provision to roll forward the ACL excludes a provision of $79,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the six months ended June 30, 2024 and 2023:

	January 1,
	2024		June 30,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$22	$709
Total ACL	$687	$22	$709

	January 1,
	2023		June 30,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$79	$831
Total ACL	$752	$79	$831

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $133.9 million and $105.9 million at June 30, 2024 and December 31, 2023, respectively. These totals exclude brokered certificates of deposit, which totaled $26.0 million and $120.5 million at June 30, 2024 and December 31, 2023, respectively.

The following table sets forth the details of total deposits as of June 30, 2024 and December 31, 2023:

	June 30,		December 31,
	2024		2023
(Dollars in thousands)
Noninterest-bearing demand deposits	$950,368	16.80%	$957,687	18.16%
Interest-bearing checking (A)	3,229,814	57.10	2,882,193	54.65
Savings	105,602	1.87	111,573	2.12
Money market	824,158	14.57	740,559	14.04
Certificates of deposit - retail	502,810	8.89	443,791	8.41
Certificates of deposit - listing service	7,454	0.13	7,804	0.15
Subtotal deposits	5,620,206	99.36	5,143,607	97.53
Interest-bearing demand - Brokered	10,000	0.18	10,000	0.19
Certificates of deposit - Brokered	26,000	0.46	120,507	2.28
Total deposits	$5,656,206	100.00%	$5,274,114	100.00%

(A)
Interest-bearing checking includes $1.3 billion at June 30, 2024 and $990.7 million at December 31, 2023 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2024, are as follows:

(In thousands)
2024	$353,869
2025	174,891
2026	5,338
2027	920
2028	1,049
2029 and later	197
Total	$536,264

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2024, the Company had no overnight borrowings with the FHLB compared to $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent at December 31, 2023. At June 30, 2024, the Company also had available unused short-term overnight borrowing capacity through the FHLB of $1.7 billion, $22.0 million from correspondent banks and $1.6 billion at the Federal Reserve Bank of New York.

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

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, commercial construction, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support and sales.

Peapack Private

Peapack Private which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30, 2024
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$34,462	$580	$35,042
Noninterest income	4,925	16,630	21,555
Total income	39,387	17,210	56,597

Provision for credit losses	3,911	—	3,911
Compensation and benefits	21,874	8,010	29,884
Premises and equipment expense	5,042	734	5,776
FDIC expense	870	—	870
Other operating expense	4,630	1,966	6,596
Total operating expense	36,327	10,710	47,037
Income before income tax expense	3,060	6,500	9,560
Income tax expense	547	1,483	2,030
Net income	$2,513	$5,017	$7,530

	Three Months Ended June 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$38,103	$818	$38,921
Noninterest income	4,072	14,503	18,575
Total income	42,175	15,321	57,496

Provision for credit losses	1,696	—	1,696
Compensation and employee benefits	17,949	8,405	26,354
Premises and equipment expense	4,023	706	4,729
FDIC insurance expense	729	—	729
Other operating expense	3,855	2,025	5,880
Total operating expense	28,252	11,136	39,388
Income before income tax expense	13,923	4,185	18,108
Income tax expense	3,816	1,147	4,963
Net income	$10,107	$3,038	$13,145

	Six Months Ended June 30, 2024
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$68,222	$1,195	$69,417
Noninterest income	9,012	31,244	40,256
Total income	77,234	32,439	109,673

Provision for credit losses	4,538	—	4,538
Compensation and employee benefits	43,597	14,763	58,360
Premises and equipment expense	9,420	1,437	10,857
FDIC insurance expense	1,815	—	1,815
Other operating expense	8,218	3,917	12,135
Total operating expense	67,588	20,117	87,705
Income before income tax expense	9,646	12,322	21,968
Income tax expense	2,554	3,253	5,807
Net income	$7,092	$9,069	$16,161

Total assets at period end	$6,382,263	$123,087	$6,505,350

	Six Months Ended June 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$80,193	$2,706	$82,899
Noninterest income	7,907	28,727	36,634
Total income	88,100	31,433	119,533

Provision for credit losses	3,209	—	3,209
Compensation and employee benefits	36,118	14,822	50,940
Premises and equipment expense	7,636	1,467	9,103
FDIC insurance expense	1,440	—	1,440
Other operating expense	7,129	4,654	11,783
Total operating expense	55,532	20,943	76,475
Income before income tax expense	32,568	10,490	43,058
Income tax expense	8,746	2,812	11,558
Net income	$23,822	$7,678	$31,500

Total assets at period end	$6,363,409	$116,291	$6,479,700

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$195,002	$—	$195,002	$—
Mortgage-backed securities-residential	363,032	—	363,032	—
SBA pool securities	21,683	—	21,683	—
Corporate bond	12,167	—	12,167	—
CRA investment fund	12,971	12,971	—	—
Derivatives:
Cash flow hedges	9,461	—	9,461	—
Loan level swaps	27,633	—	27,633	—
Total	$641,949	$12,971	$628,978	$—

Liabilities:
Derivatives:
Loan level swaps	27,633	—	27,633	—
Total	$27,633	$—	$27,633	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2024 and December 31, 2023.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	June 30, 2024	December 31, 2023
Residential loans contractual balance	$225	$98
Fair value adjustment	3	2
Total fair value of residential loans held for sale	$228	$100

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Primary residential mortgage	$544	$—	$—	$544
Multifamily property	11,049	—	—	11,049
Investment commercial real estate	11,219	—	—	11,219
Commercial and industrial	20,753	—	—	20,753
Lease financing	604	—	—	604

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$22,947	$—	$—	$22,947
Lease financing	1,036	—	—	1,036

The carrying amounts and estimated fair values of financial instruments at June 30, 2024 are as follows:

		Fair Value Measurements at June 30, 2024 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$315,729	$315,729	$—	$—	$315,729
Securities available for sale	591,884	—	591,884	—	591,884
Securities held to maturity	105,013	—	90,863	—	90,863
CRA investment fund	12,971	12,971	—	—	12,971
FHLB and FRB stock	12,478	—	—	—	N/A
Loans held for sale, at fair value	228	—	228	—	228
Loans held for sale, at lower of cost or fair value	8,076	—	8,321	—	8,321
Loans, net of allowance for credit losses	5,193,010	—	—	4,965,858	4,965,858
Accrued interest receivable	33,534	—	3,086	30,448	33,534
Accrued interest receivable loan level swaps (A)	1,207	—	1,207	—	1,207
Cash flow hedges	9,461	—	9,461	—	9,461
Loan level swaps	27,633	—	27,633	—	27,633
Financial liabilities
Deposits	$5,656,206	$5,119,942	$533,134	$—	$5,653,076
Subordinated debt	133,417	—	—	115,757	115,757
Accrued interest payable	8,915	6,205	2,529	181	8,915
Accrued interest payable loan level swaps (B)	1,207	—	1,207	—	1,207
Loan level swap	27,633	—	27,633	—	27,633

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2024	2023
Service charges on deposits
Overdraft fees	$112	$130
Interchange income	258	309
Other	975	881
Wealth management fees (A)	16,419	14,252
Loss on sale of property	(4)	—
Corporate advisory fee income	103	15
Other (B)	3,692	2,988
Total noninterest other income	$21,555	$18,575

	For the Six Months Ended June 30,
(In thousands)	2024	2023
Service charges on deposits
Overdraft fees	$222	$263
Interchange income	505	620
Other	1,940	1,695
Wealth management fees (A)	30,826	28,014
Loss on sale of property	(4)	—
Corporate advisory fee income	921	95
Other (B)	5,846	5,947
Total noninterest other income	$40,256	$36,634

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2024			2023
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$112	$—	$112	$130	$—	$130
Interchange income	258	—	258	309	—	309
Other	975	—	975	881	—	881
Wealth management fees (A)	—	16,419	16,419	—	14,252	14,252
Loss on sale of property	(4)	—	(4)	—	—	—
Corporate advisory fee income	103	—	103	15	—	15
Other (B)	3,481	211	3,692	2,737	251	2,988
Total noninterest income	$4,925	$16,630	$21,555	$4,072	$14,503	$18,575

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2024			2023
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$222	$—	$222	$263	$—	$263
Interchange income	505	—	505	620	—	620
Other	1,940	—	1,940	1,695	—	1,695
Wealth management fees (A)	—	30,826	30,826	—	28,014	28,014
Loss on sale of property	(4)	—	(4)	—	—	—
Corporate advisory fee income	921	—	921	95	—	95
Other (B)	5,428	418	5,846	5,234	713	5,947
Total noninterest income	$9,012	$31,244	$40,256	$7,907	$28,727	$36,634

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the second quarter of 2024 by $4,000 and $2,000 for the same quarter in 2023. Cardholder rewards reduced interchange income by $6,000 and $4,000 for the six months ended June 30, 2024 and 2023, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a loss on sale of property of $4,000 for both the three and six months ended June 30, 2024, respectively.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2024	2023	2024	2023
Professional and legal fees	$1,693	$1,179	$3,055	$2,524
Trust department expense	936	915	1,874	1,879
Telephone	397	362	792	731
Advertising	625	706	968	1,102
Amortization of intangible assets	272	355	544	709
Branch/office restructure	—	—	—	175
Other operating expenses	2,673	2,363	4,902	4,663
Total other operating expenses	$6,596	$5,880	$12,135	$11,783

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2024 and 2023:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(74,769)	$(419)	$—	$(419)	$(75,188)

Gain/(loss) on cash flow hedges	7,009	(163)	—	(163)	6,846

Accumulated other comprehensive gain/(loss), net of tax	$(67,760)	$(582)	$—	$(582)	$(68,342)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,251)	$(3,796)	$—	$(3,796)	$(76,047)

Gain/(loss) on cash flow hedges	4,806	3,274	(30)	3,244	8,050

Accumulated other comprehensive gain/(loss), net of tax	$(67,445)	$(522)	$(30)	$(552)	$(67,997)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
(In thousands)	2024	2023	Affected Line Item in Income Statement
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(42)	Interest Expense
Tax effect	—	12	Income tax expense
Total reclassifications, net of tax	$—	$(30)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2024 and 2023:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(5,379)	$—	$(5,379)	$(75,188)

Gain/(loss) on cash flow hedges	4,931	1,915	—	1,915	6,846

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(3,464)	$—	$(3,464)	$(68,342)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$4,925	$—	$4,925	$(76,047)

Gain/(loss) on cash flow hedges	6,761	1,349	(60)	1,289	8,050

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$6,274	$(60)	$6,214	$(67,997)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(In thousands)	2024	2023	Affected Line Item in Income
Unrealized gains/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(84)	Interest Expense
Tax effect	—	24	Income tax expense
Total reclassifications, net of tax	$—	$(60)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $310.0 million at both June 30, 2024 and December 31, 2023 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2024, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2024 and December 31, 2023:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Notional amount	$310,000	$310,000
Weighted average pay rate	2.22%	2.22%
Weighted average receive rate	4.14%	4.14%
Weighted average maturity	2.49 years	2.98 years
Unrealized gain/(loss), net	$9,461	$6,814

Number of contracts	12	12

	June 30, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$9,461
Total included in other assets	$310,000	9,461
Total included in other liabilities	—	—

	December 31, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$6,814
Total included in other assets	310,000	6,814
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three month and six months ended June 30, 2024 and 2023:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(225)	$4,775	$2,647	$2,043
Gain/(loss) recognized in other noninterest income	—	(42)	—	(84)

Net interest income recorded on these swap transactions totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. Net interest income recorded on these swap transactions totaled $1.1 million and $2.0 million for the three and six months ended June 30, 2023, respectively. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $1.2 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Notional amount	$498,763	$545,983
Fair value	$(26,426)	$(22,452)
Weighted average pay rates	3.92%	3.95%
Weighted average receive rates	7.04%	7.09%
Weighted average maturity	3.67 years	3.93 years

Number of contracts	65	71

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears (which was 8.13 percent at June 30, 2024). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2024, the Company's operating lease ROU asset and operating lease liability totaled $38.7 million and $41.3 million, respectively. As of December 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.9 million, respectively. The increase in the Company’s operating lease liability and ROU asset was primarily due to the modification of the existing lease on the main office which had an operating lease liability balance of $19.3 million and an ROU asset balance of $18.4 million as of June 30, 2024. Additionally, the Company executed a lease for our New York City location, which resulted in an operating lease liability of $10.8 million and an ROU asset of $9.7 million as of June 30, 2024. A weighted average discount rate of 4.33 percent and 2.72 percent was used in the measurement of the ROU asset and lease liability as of June 30, 2024 and December 31, 2023, respectively.

The Company's leases have remaining lease terms between two months to 13 years, with a weighted average lease term of 9.74 years at June 30, 2024. The Company's leases had remaining lease terms between four months to 13 years, with a weighted average lease term of 6.75 years at December 31, 2023. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.4 million and $822,000 for the three months ended June 30, 2024 and 2023, respectively. The variable lease costs were $93,000 and $70,000 for the three months ended June 30, 2024 and 2023, respectively.

Total operating lease costs were $2.3 million and $1.6 million for the six months ended June 30, 2024 and 2023, respectively. The variable lease costs were $159,000 and $142,000 for the six months ended June 30, 2024 and 2023, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2024:

(In thousands)
2024	2,463
2025	5,727
2026	5,556
2027	5,222
2028	5,042
Thereafter	27,293
Total lease payments	51,303
Less: imputed interest	9,956
Total present value of lease payments	$41,347

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2024	2023
Right-of-use asset obtained in exchange for lease obligation	$28,321	$1,926
Operating cash flows from operating leases	1,887	1,471
Operating cash flows from direct finance leases	60	103
Financing cash flows from direct finance leases	273	374

15. ACCOUNTING PRONOUNCEMENTS

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

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards. ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. Upon adoption of ASU 2024-01, the Company does not expect this ASU to have an impact on our consolidated financial statements.

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

The Company’s determination of the allowance for credit losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in the methodology for determining the allowance for credit losses or in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended June 30, 2024 and 2023.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2024	2023	2024 vs 2023
Results of Operations:
Interest income	$79,238	$74,852	$4,386
Interest expense	44,196	35,931	8,265
Net interest income	35,042	38,921	(3,879)
Wealth management fee income	16,419	14,252	2,167
Other income	5,136	4,323	813
Total other income	21,555	18,575	2,980

Total revenue	56,597	57,496	(899)

Operating expense	43,126	37,692	5,434
Pretax income before provision for credit losses	13,471	19,804	(6,333)
Provision for credit losses	3,911	1,696	2,215
Pretax income	9,560	18,108	(8,548)
Income tax expense	2,030	4,963	(2,933)
Net income	$7,530	$13,145	$(5,615)

Diluted average shares outstanding	17,792,296	18,078,848	(286,552)

Diluted earnings per share	$0.42	$0.73	$(0.31)

Return on average assets annualized ("ROAA")	0.47%	0.82%	(0.35)%
Return on average equity annualized ("ROAE")	5.22	9.43	(4.21)

The following table presents certain key aspects of our performance for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2024	2023	2024 vs 2023
Results of Operations:
Interest income	$158,432	$145,343	$13,089
Interest expense	89,015	62,444	26,571
Net interest income	69,417	82,899	(13,482)
Wealth management fee income	30,826	28,014	2,812
Other income	9,430	8,620	810
Total other income	40,256	36,634	3,622

Total revenue	109,673	119,533	(9,860)

Operating expense	83,167	73,266	9,901
Pretax income before provision for credit losses	26,506	46,267	(19,761)
Provision for loan and lease losses	4,538	3,209	1,329
Pretax income	21,968	43,058	(21,090)
Income tax expense	5,807	11,558	(5,751)
Net income	$16,161	$31,500	$(15,339)

Diluted average shares outstanding	17,811,895	18,153,267	(341,372)

Diluted earnings per share	$0.91	$1.74	$(0.83)

Return on average assets annualized (ROAA)	0.51%	0.99%	(0.48)%
Return on average equity annualized (ROAE)	5.58	11.44	(5.86)

	June 30,	December 31,	Change
	2024	2023	2024 vs 2023
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.50%	14.95%	0.55%
Tier I leverage ratio	9.45	9.19	0.26
Loans to deposits	93.01	102.94	(9.93)
Allowance for credit losses to total loans	1.29	1.21	0.08
Allowance for credit losses to nonperforming loans	82.83	107.44	(24.61)
Nonperforming loans to total loans	1.56	1.13	0.43

For the quarter ended June 30, 2024, the Company recorded total revenue of $56.6 million, pretax income of $9.6 million, net income of $7.5 million and diluted earnings per share of $0.42, compared to revenue of $57.5 million, pretax income of $18.1 million, net income of $13.1 million and diluted earnings per share of $0.73 for the same period last year.

For the six months ended June 30, 2024, the Company recorded total revenue of $109.7 million, pretax income of $22.0 million, net income of $16.2 million and diluted earnings per share of $0.91, compared to revenue of $119.5 million, pretax income of $43.1 million, net income of $31.5 million and diluted earnings per share of $1.74 for the same period last year.

During the second quarter of 2024 the Company hired thirteen commercial private banking teams and opened a retail branch in New York City on Park Avenue. These new teams, along with the teams hired in 2023, have demonstrated progress and positive momentum expanding into New York City. Increasing deposits through the growth of core deposit relationships has enabled us to repay all short-term borrowings, which enhances our liquidity position and improves net interest margin.

The decrease in net income for both the three and six month 2024 periods when compared to the same 2023 periods was principally driven by the Company's decreased net interest income due to net interest margin contraction, as a result of higher deposit and borrowings rates. Clients continue to migrate out of noninterest-bearing checking products and lower-yielding savings accounts and into higher rate products, which has led to intense competition for deposit balances from other banks and alternative investment opportunities. The Company has seen positive momentum in net interest margin as a result of paying down overnight borrowings with core deposit growth at a lower cost. Cycle to date betas are approximately 53 percent during which time the Target Federal Funds rate increased by 525 basis points. Other income and wealth management fee income continue to be a consistent and steady revenue stream for the Company. Operating expenses increased for both 2024 periods when compared to their respected prior periods which was principally attributable to the Company's expansion into New York City and expanding our unique private banking model that offers a single point of contact.

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2024	2023
Residential mortgage loans originated for portfolio	$16,087	$39,358
Residential mortgage loans originated for sale	2,361	1,072
Total residential mortgage loans	18,448	40,430

Commercial real estate loans	2,600	43,235
Multifamily	4,330	26,662
C&I loans (A) (B)	103,065	158,972
Small business administration	8,200	13,713
Wealth lines of credit (A)	10,950	3,950
Total commercial loans	129,145	246,532

Installment loans	1,664	4,587
Home equity lines of credit (A)	4,787	6,107
Total loans closed	$154,044	$297,656

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2024	2023
Residential mortgage loans originated for portfolio	$27,748	$69,661
Residential mortgage loans originated for sale	6,386	2,549
Total residential mortgage loans	34,134	72,210

Commercial real estate loans	14,100	62,225
Multifamily	6,230	56,812
C&I loans (A) (B)	248,868	366,786
Small business administration	10,990	23,663
Wealth lines of credit (A)	14,800	27,175
Total commercial loans	294,988	536,661

Installment loans	8,532	16,673
Home equity lines of credit (A)	6,890	9,028
Total loans closed	$344,544	$634,572

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

At June 30, 2024, December 31, 2023 and June 30, 2023, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2024	2023	2023
Multifamily real estate loans as a percent of total regulatory capital of the Bank	230%	238%	248%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	130	137	137

Total CRE concentration	360%	375%	385%

The Bank believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2024			June 30, 2023
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$801,715	$5,168	2.58%	$806,447	$4,900	2.43%
Tax-exempt (A) (B)	—	—	—	1,858	20	4.31
Loans (B) (C):
Residential mortgages	576,944	5,582	3.87	557,575	4,942	3.55
Commercial mortgages	2,420,570	26,881	4.44	2,504,268	26,839	4.29
Commercial	2,191,370	37,067	6.77	2,241,817	35,457	6.33
Commercial construction	21,628	489	9.04	6,977	165	9.46
Installment	67,034	1,143	6.82	51,269	841	6.56
Home equity	36,576	748	8.18	33,650	633	7.52
Other	200	6	12.00	271	7	10.33
Total loans	5,314,322	71,916	5.41	5,395,827	68,884	5.11
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	207,287	2,418	4.67	141,968	1,451	4.09
Total interest-earning assets	6,323,324	79,502	5.03%	6,346,100	75,255	4.74%
Noninterest-earning assets:
Cash and due from banks	7,537			7,800
Allowance for credit losses	(67,568)			(63,045)
Premises and equipment	24,820			23,745
Other assets	99,838			85,969
Total noninterest-earning assets	64,627			54,469
Total assets	$6,387,951			$6,400,569
LIABILITIES:
Interest-bearing deposits:
Checking	$3,094,386	$29,252	3.78%	$2,834,140	$22,219	3.14%
Money markets	791,385	6,016	3.04	788,745	3,853	1.95
Savings	105,825	96	0.36	125,555	45	0.14
Certificates of deposit - retail	504,313	5,367	4.26	385,211	2,462	2.56
Subtotal interest-bearing deposits	4,495,909	40,731	3.62	4,133,651	28,579	2.77
Interest-bearing demand - brokered	10,000	134	5.36	10,000	125	5.00
Certificates of deposit - brokered	98,642	1,242	5.04	26,165	196	3.00
Total interest-bearing deposits	4,604,551	42,107	3.66	4,169,816	28,900	2.77
FHLB advances and borrowings	27,247	381	5.59	413,961	5,384	5.20
Finance lease liabilities	2,869	22	3.07	4,187	50	4.78
Subordinated debt	133,377	1,686	5.06	133,090	1,597	4.80
Total interest-bearing liabilities	4,768,044	44,196	3.71%	4,721,054	35,931	3.04%
Noninterest-bearing liabilities:
Demand deposits	945,231			1,033,176
Accrued expenses and other liabilities	97,470			88,911
Total noninterest-bearing liabilities	1,042,701			1,122,087
Shareholders’ equity	577,206			557,428
Total liabilities and shareholders’ equity	$6,387,951			$6,400,569
Net interest income (tax-equivalent basis)		$35,306			$39,324
Net interest spread			1.32%			1.70%
Net interest margin (D)			2.25%			2.49%
Tax equivalent adjustment		$(264)			$(403)
Net interest income		$35,042			$38,921
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2024			June 30, 2023
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$797,695	$10,304	2.58%	$798,828	$9,371	2.35%
Tax-exempt (A) (B)	—	—	—	1,861	38	4.08
Loans (B) (C):
Residential mortgages	577,296	11,001	3.81	543,650	9,225	3.39
Commercial mortgages	2,440,487	54,422	4.46	2,491,527	52,756	4.23
Commercial	2,215,762	74,626	6.74	2,221,921	68,827	6.20
Commercial construction	20,278	917	9.04	5,644	253	8.97
Installment	66,161	2,257	6.82	45,638	1,450	6.35
Home equity	36,491	1,485	8.14	33,744	1,223	7.25
Other	207	13	12.56	273	14	10.26
Total loans	5,356,682	144,721	5.40	5,342,397	133,748	5.01
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	173,692	3,940	4.54	152,538	2,989	3.92
Total interest-earning assets	6,328,069	158,965	5.02%	6,295,624	146,146	4.64%
Noninterest-earning assets:
Cash and due from banks	8,821			9,117
Allowance for loan and lease losses	(67,336)			(62,310)
Premises and equipment	24,607			23,835
Other assets	94,044			86,288
Total noninterest-earning assets	60,136			56,930
Total assets	$6,388,205			$6,352,554
LIABILITIES:
Interest-bearing deposits:
Checking	$3,024,541	$56,686	3.75%	$2,701,519	$38,700	2.87%
Money markets	774,569	11,540	2.98	955,470	8,726	1.83
Savings	107,164	185	0.35	133,377	74	0.11
Certificates of deposit - retail	491,053	10,222	4.16	371,657	4,191	2.26
Subtotal interest-bearing deposits	4,397,327	78,633	3.58	4,162,023	51,691	2.48
Interest-bearing demand - brokered	10,000	260	5.20	18,011	333	3.70
Certificates of deposit - brokered	113,492	2,844	5.01	26,064	401	3.08
Total interest-bearing deposits	4,520,819	81,737	3.62	4,206,098	52,425	2.49
FHLB advances and borrowings	131,315	3,848	5.86	260,292	6,680	5.13
Finance lease liabilities	3,042	60	3.94	4,339	103	4.75
Subordinated debt	133,340	3,370	5.05	133,053	3,236	4.86
Total interest-bearing liabilities	4,788,516	89,015	3.72%	4,603,782	62,444	2.71%
Noninterest-bearing liabilities:
Demand deposits	931,040			1,104,440
Accrued expenses and other liabilities	89,545			93,650
Total noninterest-bearing liabilities	1,020,585			1,198,090
Shareholders’ equity	579,104			550,682
Total liabilities and shareholders’ equity	$6,388,205			$6,352,554
Net interest income (tax-equivalent basis)		$69,950			$83,702
Net interest spread			1.30%			1.93%
Net interest margin (D)			2.22%			2.68%
Tax equivalent adjustment		$(533)			$(803)
Net interest income		$69,417			$82,899
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three month period ended June 30, 2024 compared to June 30, 2023 are shown below:

	For the Three Months Ended June 30, 2024
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(146)	$394	$248
Loans	(839)	3,871	3,032
Interest-earning deposits	739	228	967
Total interest income	$(246)	$4,493	$4,247
LIABILITIES:
Interest-bearing checking	$2,700	$4,333	$7,033
Money market	286	1,877	2,163
Savings	(8)	59	51
Certificates of deposit - retail	925	1,980	2,905
Certificates of deposit - brokered	840	206	1,046
Interest bearing demand brokered	—	9	9
Borrowed funds	(5,346)	343	(5,003)
Capital lease obligation	(13)	(15)	(28)
Subordinated debt	3	86	89
Total interest expense	$(613)	$8,878	$8,265
Net interest income (tax-equivalent basis)	$367	$(4,385)	$(4,018)

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the six month period ended June 30, 2024 compared to June 30, 2023 are shown below:

	For the Six Months Ended June 30, 2024
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(118)	$1,013	$895
Loans	777	10,196	10,973
Interest-earning deposits	444	507	951
Total interest income	$1,103	$11,716	$12,819
LIABILITIES:
Interest-bearing checking	$6,125	$11,861	$17,986
Money market	(1,319)	4,133	2,814
Savings	(17)	128	111
Certificates of deposit - retail	1,666	4,365	6,031
Certificates of deposit - brokered	2,056	387	2,443
Interest bearing demand brokered	(179)	106	(73)
Borrowed funds	(3,559)	727	(2,832)
Capital lease obligation	(26)	(17)	(43)
Subordinated debt	7	127	134
Total interest expense	$4,754	$21,817	$26,571
Net interest income (tax-equivalent basis)	$(3,651)	$(10,101)	$(13,752)

Net interest income, on a fully tax-equivalent basis, declined $4.0 million, or 10 percent, for the second quarter of 2024 to $35.3 million from $39.3 million for the same 2023 period. The net interest margin ("NIM") was 2.25 percent and 2.49 percent for the three months ended June 30, 2024 and 2023, respectively, a decrease of 24 basis points. For the six months ended June 30, 2024 the Company recorded net interest income, on a fully tax-equivalent basis of $70.0 million compared to $83.7 million for the same 2023 period. The net interest margin ("NIM") was 2.22 percent and 2.68 percent for the six months ended June 30, 2024 and 2023, respectively, a decrease of 46 basis points. The decrease in net interest income, on a fully tax-equivalent basis and NIM was predominately due to a rapid increase in interest expense mostly driven by higher deposit rates, offset by a decrease in the average balance of borrowed funds and an increase in loan yields. The ongoing Federal Reserve monetary policy intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit and borrowing costs at a faster rate than the yields on interest-earning assets.

The average balance of interest-earning assets decreased slightly to $6.32 billion during the second quarter of 2024 from $6.35 billion for the same 2023 period. Average interest-earning assets were $6.33 billion for the six months ended June 30, 2024 compared to $6.30 billion in the same 2023 period, representing an increase of $32.4 million. The slight decrease in the second quarter of 2024 compared to the same 2023 period included a decline in the average balance of loans of $81.5 million, partially offset by an increase an interest-earning deposits of $65.3 million. Loan contraction experienced during the second quarter of 2024 was in part due to tighter underwriting standards, reduced loan originations in the higher interest rate environment and the sale $15.1 million of multifamily problem loans. The growth in average interest-earning assets for the six months ended June 30, 2024 and 2023 was driven primarily by an increase in the average balance of loans of $14.3 million and interest-earning deposits of $21.2 million. Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies and management believes that in the near term having elevated balances represents a strong balance sheet.

The decline in the average balance of loans for the quarter ended June 30, 2024 was primarily driven by a decline in commercial mortgages and commercial loans, offset slightly by growth in residential mortgages. The average balance of commercial loans declined by $50.4 million or 2 percent to $2.19 billion for the quarter ended June 30, 2024 when compared to the same 2023 period. The average balance of commercial mortgages for the three months ended June 30, 2024 declined by $83.7 million, or 3 percent, to $2.42 billion when compared to the same 2023 period. These decreases were partially offset by an increase in the average balance of residential mortgages of $19.4 million for the quarter ended June 30, 2024 when compared to the same 2023 period. The decline in loans were mostly as a result of the Company tightening underwriting guidelines, paydowns of higher rate lines of credit and lower originations due to the rate environment. The average balance of loans for the six months ended June 30, 2024 increased due to growth in residential mortgages and installment loans offset by a decrease in commercial mortgages. Residential mortgages increased by $33.6 million, or 6 percent, to $577.3 million from $543.7 million when comparing the six months ended June 30, 2024 to the six months ended June 30, 2023. The Company reported balances of $66.2 million and $45.6 million in average balances, an increase of $20.5 million, of installment loans for the six months ended June 30, 2024 and 2023, respectively. The average balance of commercial mortgages for the six months ended June 30, 2024 declined by $51.0 million, or 2 percent, to $2.44 billion when compared to $2.49 billion for the same 2023 period.

For the quarters ended June 30, 2024 and 2023, the average yields earned on interest-earning assets were 5.03 percent and 4.74 percent, respectively, an increase of 29 basis points. For the six months ended June 30, 2024 and 2023, the average yield on interest-earning assets were 5.02 percent and 4.64 percent, respectively, an increase of 38 basis points. The increase in yields on interest-earning assets for the three and six months ended June 30, 2024, was primarily due to the increase in the target Federal Funds rate of 100 basis points during 2023 (525 basis points since the Federal Reserve commenced raising rates in March 2022). This resulted in increases in the yield on loans of 30 basis points to 5.41 percent, the yield on interest-earning deposits of 58 basis points to 4.67 percent and the yield on investments of 15 basis points to 2.58 percent, when comparing the three months ended June 30, 2024 to the same 2023 period. The six months ended June 30, 2024 compared to the same 2023 period resulted in increases in the average yields on loans of 39 basis points to 5.40 percent, interest-earning deposits of 62 basis points to 4.54 percent and investments of 23 basis points to 2.58 percent.

The average yield on total loans for the three and six months ended June 30, 2024 compared to the same 2023 period was driven by an increase in the yield on commercial loan, commercial mortgages and residential mortgages. The yield on commercial loans for the three months ended June 30, 2024 increased 44 basis points to 6.77 percent from 6.33 percent at June 30, 2023. The yield on commercial loans for the six months ended June 30, 2024 increased 54 basis points to 6.74 percent from 6.20 percent at June 30, 2023. Commercial loans yield increased for the three and six months due to an increase in the target Federal Funds rate, which had a greater impact on these loans, that are typically floating rates with short repricing periods. The average yield on commercial mortgages increased 15 basis points to 4.44 percent and 23 basis points to 4.46 percent for the three and six months ended June 30, 2024, respectively, when compared to the same 2023 periods. The average yield on residential mortgages increased 32 basis points to 3.87 percent and 42 basis points to 3.81 percent, for the three and six months ended June 30, 2024, respectively, when compared to the same 2023 periods. The increase for both commercial and residential mortgages for the three and six months periods were driven by the origination of loans with higher yields in the current higher interest rate environment. As of June 30, 2024, 30 percent of our loans will reprice within one month, 35 percent within three months and 48 percent within one year.

For the three months ended June 30, 2024, the average balance of interest-bearing liabilities totaled $4.77 billion representing an increase of $47.0 million, or 1 percent, from $4.72 billion for the same 2023 period due to an increase in interest-bearing deposits of $434.7 million to $4.60 billion, which was partially offset by a decrease in overnight borrowings of $386.7 million to $27.2 million for the quarter ended June 30, 2024. For the six months ended June 30, 2024, the average balance of interest-bearing liabilities totaled $4.79 billion representing an increase of $184.7 million, or 4 percent, from $4.60 billion for the same 2023 period due to an increase in interest-bearing deposits of $314.7 million to $4.52 billion partially offset by a decrease in overnight borrowings of $129.0 million to $131.3 million for the six months ended June 30, 2024.

The increase in the average balance of interest-bearing deposits for the quarters ended June 30, 2024 compared to the 2023 comparable period was primarily due to an increase in the average balance of interest-bearing checking deposits of $260.2 million, average balance of certificate of deposits ("CD") of $119.1 million and short-term brokered CDs of $72.5 million. The increase in the average balance of interest-bearing deposits for the six months ended June 30, 2024 compared to the 2023 comparable period was primarily due to an increase in the average balance of interest-bearing checking deposits of $323.0 million, average balance of certificate of deposits ("CD") of $119.4 million and short-term brokered CDs of $87.4 million, partially offset by a decline in money market and savings accounts of $207.1 million. The increase in interest-bearing checking deposits for the three and six months ended June 30, 2024 was principally attributable to client demand for FDIC insured products. The Company added short-term brokered CDs to provide additional liquidity and replace brokered deposit run-off. The decrease for the savings and money market accounts for the six months ended June 30, 2024 included clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. The expansion into New York City is starting to benefit deposit growth and is expected to reduce the Company's reliance on overnight borrowings, brokered deposits and other high cost funding sources and into more low cost, relationship deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended June 30, 2024 and 2023, were $1.2 billion and $813.2 million, respectively. The additional growth for the three and six months ended June 30, 2024 was directly related to client's desire of the increased level of FDIC insurance offered by these programs.

At June 30, 2024, uninsured/unprotected deposits were approximately $1.3 billion, or 23 percent of total deposits. This amount was adjusted to exclude $326 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The average balance of short-term borrowings decreased $386.7 million to $27.2 million for the quarter ended June 30, 2024, compared to $414.0 million for the quarter ended June 30, 2023. The average balance of borrowings decreased $129.0 million to $131.3 million for the six months ended June 30, 2024, compared to $260.3 million for the same 2023 period. The decrease in borrowings for both periods was driven by the growth in client deposits led by the expansion into New York City and the new teams that were hired.

For the quarters ended June 30, 2024 and 2023, the cost of interest-bearing liabilities was 3.71 percent and 3.04 percent, respectively, reflecting an increase of 67 basis points. The cost of interest-bearing liabilities was 3.72 percent and 2.71 percent for the six months ended June 30, 2024 and 2023, respectively. The increases for both the three and six months ended June 30, 2024 were driven by an increase in the average cost of interest-bearing deposits of 89 basis points to 3.66 percent for the second quarter of 2024 and 113 basis points to 3.62 percent for the six months ended June 30, 2024. Additionally, the cost of borrowings increased 39 basis points to 5.59 percent for the second quarter of 2024 when compared to 5.20 percent for the same 2023 period and 73 basis points to 5.86 percent for the six months ended June 30, 2024 when compared to 5.13 percent for the same 2023 period. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio, as clients continue to migrate out of noninterest bearing checking products into higher-yielding alternatives.

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

At June 30, 2024, the Company had investment securities available for sale with a fair value of $591.9 million compared with $550.6 million at December 31, 2023. The increase in investment securities available for sale was due to the use of excess funds since deposit growth outpaced loan growth. A net unrealized loss (net of income tax) of $75.2 million and of $69.2 million related to these securities were included in shareholders’ equity at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024, the Company had investment securities held to maturity with a carrying cost of $105.0 million and an estimated fair value of $90.9 million compared with a carrying cost of $107.8 million and an estimated fair value of $94.4 million at December 31, 2023.

The Company has one equity security (a CRA investment security) with a fair value of $13.0 million at June 30, 2024 compared with a fair value of $13.2 million at December 31, 2023, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $84,000 and $195,000 for the three and six months ended June 30, 2024, as compared to an unrealized loss of $209,000 and $0 for the same period in 2023.

The carrying value of investment securities available for sale and held to maturity as of June 30, 2024 and December 31, 2023 are shown below:

	June 30, 2024		December 31, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,803	$195,002	$244,794	$197,691
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	410,158	363,032	363,893	320,796
SBA pool securities	25,478	21,683	27,148	23,404
Corporate bond	14,000	12,167	10,000	8,726
Total investment securities available for sale	$694,439	$591,884	$645,835	$550,617
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	36,529	40,000	36,631
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	65,013	54,334	67,755	57,784
Total investment securities held to maturity	$105,013	$90,863	$107,755	$94,415
Total	$799,452	$682,747	$753,590	$645,032

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of June 30, 2024. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$30,689	$104,845	$59,468	$195,002
	—	1.27%	1.52%	1.75%	1.56%
Mortgage-backed securities-residential (A)	50,067	8,550	30,718	273,697	363,032
	6.08%	3.21%	3.11%	3.07%	3.44%
SBA pool securities	—	—	8,197	13,486	21,683
	—	—	2.05%	1.49%	1.69%
Corporate bond	—	—	12,167	—	12,167
	—	—	6.01%	—	6.01%
Total investments available for sale	$50,067	$39,239	$155,927	$346,651	$591,884
	6.08%	1.66%	2.17%	2.75%	2.77%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	40,000	—	—	40,000
	—	1.53%	—	—	1.53%
Mortgage-backed securities-residential (A)	—	—	—	65,013	65,013
	—	—	—	2.22%	2.22%
Total investments held to maturity	$—	$40,000	$—	$65,013	105,013
	—	1.53%	—	2.22%	1.96%
Total	$50,067	$79,239	$155,927	$411,664	$696,897
	6.08%	1.59%	2.17%	2.67%	2.64%

(A)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Service charges and fees	$1,345	$1,320	$25
Bank owned life insurance	328	305	23
Gain on sale of loans (mortgage banking)	34	15	19
Gain on loans held for sale at lower of cost or fair value	23	—	23
Gain on sale of SBA loans	449	838	(389)
Corporate advisory fee income	103	15	88
Other income	2,938	2,039	899
Fair value adjustment for CRA equity security	(84)	(209)	125
Total other income (excluding wealth management income)	$5,136	$4,323	$813

	For the Six Months Ended June 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Service charges and fees	$2,667	$2,578	$89
Bank owned life insurance	831	602	229
Gain on sale of loans (mortgage banking)	90	36	54
Gain on loans held for sale at lower of cost or fair value	23	—	23
Gain on sale of SBA loans	849	1,703	(854)
Corporate advisory fee income	921	95	826
Other income	4,244	3,606	638
Fair value adjustment for CRA equity security	(195)	—	(195)
Total other income (excluding wealth management income)	$9,430	$8,620	$810

The Company recorded total other income, excluding wealth management fee income, of $5.1 million for the second quarter of 2024 compared to $4.3 million for the same 2023 period, reflecting an increase of $813,000. The Company recorded $9.4 million of total other income, excluding wealth management fee income for the six months ended June 30, 2024 compared to $8.6 million for the same 2023 period, reflecting an increase of $810,000. The increases were primarily due to income related to equipment transfers upon the termination of leases of $1.6 million and $1.7 million for the three and six months ended June 30, 2024, respectively.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $449,000 and $838,000 for the quarters ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the Company recorded a gain on the sale of SBA loans of $849,000 and $1.7 million, respectively. The Company continues to see pressures from market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the second quarter of 2024 of $103,000 compared to $15,000 for the same period ended June 30, 2023. The six months ended June 30, 2024 included $921,000 of corporate advisory fee income compared to $95,000 for the same 2023 period. The higher amount in the six months ended June 30, 2024 was related to a major corporate advisory/investment banking acquisition transaction.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are typically not consistent from quarter to quarter.

For the quarter ended June 30, 2024, income from the sale of newly originated residential mortgage loans was $34,000 compared to $15,000 for the same period in 2023. The Company recorded income from the sale of newly originated residential mortgage loans for the six months ended June 30, 2024 and 2023 of $90,000 and $36,000, respectively. Although fee income increased as a result of slightly increased volume, the Company is still impacted by the industry wide slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income included $1.6 million of income by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases, for the second quarter of 2024 compared to $221,000 for the same 2023 period. The six months ended June 30, 2024 and 2023 included $1.7 million and $367,000, respectively, of income related to equipment transfers to lessees upon the termination of leases. Additionally, the Company recorded $786,000 of unused commercial line fees for the quarter ended June 30, 2024 compared to $809,000 for the same 2023 period. The six months ended June 30, 2024 included $1.6 million of unused commercial line fees compared to $1.7 million for the same 2023 period. The six months ended June 30, 2024 included $229,000 of additional income from life insurance proceeds.

The Company recorded an $84,000 and $209,000 negative fair value adjustment for CRA equity securities in the second quarter of 2024 and 2023, respectively. The six months ended June 30, 2024 included a $195,000 negative fair value adjustment for CRA equity securities. The decrease in 2024 was due to the underlying assets being tied to medium-term investments, which increased slightly in 2024.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Compensation and employee benefits	$29,884	$26,354	$3,530
Premises and equipment	5,776	4,729	1,047
FDIC assessment	870	729	141
Other Operating Expenses:
Professional and legal fees	1,693	1,179	514
Trust department expense	936	915	21
Telephone	397	362	35
Advertising	625	706	(81)
Amortization of intangible assets	272	355	(83)
Other	2,673	2,363	310
Total operating expenses	$43,126	$37,692	$5,434

	For the Six Months Ended June 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Compensation and employee benefits	$58,360	$50,940	$7,420
Premises and equipment	10,857	9,103	1,754
FDIC assessment	1,815	1,440	375
Other Operating Expenses:
Professional and legal fees	3,055	2,524	531
Trust department expense	1,874	1,879	(5)
Telephone	792	731	61
Advertising	968	1,102	(134)
Amortization of intangible assets	544	709	(165)
Branch/office restructure	—	175	(175)
Other	4,902	4,663	239
Total operating expenses	$83,167	$73,266	$9,901

Operating expenses for the quarter ended June 30, 2024 and 2023 totaled $43.1 million and $37.7 million, respectively, reflecting an increase of $5.4 million, or 14 percent. Operating expenses for the six months ended June 30, 2024 increased $9.9 million or 14 percent to $83.2 million from $73.3 million for the same 2023 period. The increase in operating expenses for both 2024 periods, as compared to the same 2023 periods, were principally attributable to the previously announced expansion into New York City, which included the hiring of multiple teams and the successful launch of our retail branch in our Park Avenue location in New York City. The 2024 periods included additional expense associated with annual merit increases and increased employee benefits, as well as increased office space, computer and software equipment costs related to the New York City expansion. The three and six months ended June 30, 2023 included $1.7 million and $2.0 million of expense associated with retirements of certain employees. The six months ended June 30, 2023 also included $175,000 of expenses associated with the closure of three retail branch locations.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $11.5 billion at June 30, 2024, reflecting a 6 percent increase from $10.9 billion at December 31, 2023 and an increase of 7 percent from $10.7 billion at June 30, 2023. The equity market improved during the first six months of 2024 and coupled with gross business inflows of $171 million, contributed to the increase in AUM/AUA.

In the June 2024 quarter, Peapack Private generated $16.4 million in fee income compared to $14.3 million for the June 2023 quarter, reflecting an 15 percent increase. For the six months ended June 30, 2024, Peapack Private generated $30.8 million in fee income compared to $28.0 million in fee income for the same period in 2023, reflecting a 10 percent increase. The increase in fee income for the three and six months ended June 30, 2024 was largely due to the improved equity and bond markets during the first half of 2024 and new business inflows.

Operating expenses relative to Peapack Private, for the three months ended June 30, 2024, declined slightly to $10.7 million as compared to $11.1 million for the second quarter of 2023. Operating expenses relative to Peapack Private, for the six months ended June 30, 2024, declined to $20.1 million as compared to $20.9 million for the six months ended June 30, 2023. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2023	2023
Loans past due 90 days or more and still accruing	$—	$35	$—	$—	$—
Nonaccrual loans	82,075	69,811	61,324	70,809	34,505
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$82,075	$69,846	$61,324	$70,809	$34,505

Performing modifications (A)(B)	$26,788	$12,311	$248	$248	$248

Loans past due 30 through 89 days and still accruing	$34,714	$73,699	$34,589	$9,780	$14,524

Loans subject to special mention	$140,791	$59,450	$71,397	$53,328	$53,606

Classified loans	$128,311	$117,869	$84,372	$94,866	$58,655

Individually evaluated loans	$81,802	$69,530	$60,710	$70,184	$33,867

Nonperforming loans as a % of total loans (C)	1.56%	1.30%	1.13%	1.29%	0.63%
Nonperforming assets as a % of total assets (C)	1.26%	1.09%	0.95%	1.09%	0.53%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.56%	1.30%	1.13%	1.29%	0.63%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $3.2 million at June 30, 2024, $3.2 million at March 31, 2024, $3.0 million at December 31, 2023, $3.1 million at September 30, 2023 and $777,000 at June 30, 2023.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in nonperforming assets, performing modifications, loans subject to special mention, classified loans and individually evaluated loans at June 30, 2024 compared to December 31, 2023. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The increase in nonperforming assets was primarily driven by higher multifamily nonperforming loans. The increase in special mention loans was primarily due to an increase in multifamily loans of $43.6 million, investment commercial real estate loans of $16.7 million and commercial loans of $19.8 million. The increase in classified loans was primarily driven by an increase in multifamily loans of $16.8 million and commercial loans of $24.7 million when compared to December 31, 2023. The increase in the balance of individually evaluated substandard loans was primarily due to six multifamily relationships totaling $32.0 million that transferred to nonaccrual status during the first six months of 2024 which was partially offset by the sale of two multifamily individually evaluated loans totaling $15.1 million.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $3.9 million and $1.7 million for the second quarters of 2024 and 2023, respectively. For the six months ended June 30, 2024 and 2023, the provision for loan losses was $4.5 million and $3.2 million, respectively. The increased provision for credit losses for the three months ended June 30, 2024, when compared to the three months ended June 30, 2023 was primarily due to charge-offs totaling $5.4 million related to the sale of two problem loans, which were approaching foreclosure and transfer to other real estate owned. The allowance for credit losses (“ACL”) was $68.0 million as of June 30, 2024, compared to $65.9 million at December 31, 2023. The increase in the ACL was primarily related to an increase in the ACL related to multifamily loans, which was driven by the increase in individually evaluated loans of $16.9 million and certain qualitative adjustments in the CECL calculation made during the first six months of 2024. The allowance for credit losses as a percentage of loans was 1.29 percent at June 30, 2024 compared to 1.21 percent at December 31, 2023. The ACL recorded on individually evaluated loans was $7.9 million at June 30, 2024 compared to $4.5 million as of December 31, 2023. Total individually evaluated loans were $81.8 million and $60.7 million as of June 30, 2024 and December 31, 2023, respectively. The increase in the balance of individually evaluated loans was primarily due to six multifamily relationships totaling $32.0 million that transferred to nonaccrual status during the first six months of 2024, which was offset by the sale of two multifamily individually evaluated loans totaling $15.1 million. The general component of the allowance increased from $61.4 million at December 31, 2023 to $60.1 million at June 30, 2024.

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with CECL for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance of Management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis which considers available information from internal and external sources related to past loan loss and prepayment experience and current economic conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors including available published economic information in arriving at its forecast. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include changes in lending policies and procedures, size and composition of the portfolio, experience and depth of management and the effect of external factors such as competition, legal and regulatory requirements, amount others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2024	2024	2023	2023	2023
Allowance for credit losses:
Beginning of period	$66,251	$65,888	$68,592	$62,704	$62,250
Provision for credit losses (A)	3,901	615	5,082	5,944	1,666
(Charge-offs)/recoveries, net	(2,168)	(252)	(7,786)	(56)	(1,212)
End of period	$67,984	$66,251	$65,888	$68,592	$62,704

Allowance for credit losses as a % of total loans	1.29%	1.24%	1.21%	1.25%	1.15%

Collectively evaluated allowance for credit losses as a % of total loans	1.14%	1.15%	1.13%	1.10%	1.11%

Allowance for credit losses as a % of nonperforming loans	82.83%	94.85%	107.44%	96.87%	181.72%

(A)
Excludes a provision of $10,000 at June 30, 2024, a provision of $12,000 at March 31, 2024, a credit of $55,000 at December 31, 2023, a credit of $88,000 at September 30, 2023 and a provision of $30,000 at June 30, 2023 related to off-balance sheet commitments.

The decrease in the allowance for credit losses as a percentage of nonperforming loans was primarily due to the increase in nonperforming loans of $47.6 million to $82.1 million at June 30, 2024 from $34.5 million at June 30, 2023.

INCOME TAXES: Income tax expense for the quarter ended June 30, 2024 was $2.0 million as compared to $5.0 million for the same period in 2023. During the six months ended June 30, 2024, the Company recorded income tax expense of $5.8 million compared to $11.6 million for the same period in 2023.

The effective tax rate for the three months ended June 30, 2024 was 21.23 percent compared to 27.41 percent for the same quarter in 2023. The effective tax rate was 26.43 percent and 26.84 percent for the six months ended June 30, 2024 and 2023, respectively.

Both the three and six months ended June 30, 2024 periods included a benefit related to the Company's deferred tax asset associated with a surtax imposed by the State of New Jersey. This benefit was partially offset by adjustments related to the vesting of restricted stock at prices lower than original grant prices in 2024, while 2023 benefitted from the vesting of restricted stock at prices higher than original grant prices.

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

Capital increased as a result of net income of $16.2 million for the six months ended June 30, 2024. This was partially offset by the repurchase of 200,000 shares, at an average price of $22.99 through the Company's stock repurchase program at a total cost of $4.6 million and payment of dividends of $1.8 million. Additionally, during the first half of 2024, the Company recorded an increase in accumulated other comprehensive loss of $3.5 million, net of tax. The total accumulated other comprehensive loss declined to $68.3 million as of June 30, 2024, ($75.2 million loss related to the available for sale securities portfolio partially offset by a $6.8 million gain on the cash flow hedges).

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on March 31, 2024 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2024 and December 31, 2023, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 11.14 percent at June 30, 2024.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total capital (to risk-weighted assets)	$781,448	15.30%	$510,648	10.00%	$408,518	8.00%	$536,180	10.50%

Tier I capital (to risk-weighted assets)	717,557	14.05	408,518	8.00	306,389	6.00	434,051	8.50

Common equity tier I (to risk-weighted assets)	717,545	14.05	331,921	6.50	229,792	4.50	357,454	7.00

Tier I capital (to average assets)	717,557	11.14	322,198	5.00	257,758	4.00	257,758	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital (to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I (to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital (to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00

(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2024:
Total capital (to risk-weighted assets)	$792,684	15.50%	N/A	N/A	$409,012	8.00%	$536,828	10.50%

Tier I capital (to risk-weighted assets)	609,299	11.92	N/A	N/A	306,759	6.00	434,575	8.50

Common equity tier I (to risk-weighted assets)	609,287	11.92	N/A	N/A	230,069	4.50	357,886	7.00

Tier I capital (to average assets)	609,299	9.45	N/A	N/A	257,963	4.00	257,963	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital (to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I (to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital (to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended June 30, 2024 were purchased in the open market.

On June 27, 2024, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 22, 2024 to shareholders of record on August 8, 2024.

Management believes the Company’s capital position and capital ratios are adequate. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan sales, loan participations and brokered CDs.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $315.7 million at June 30, 2024. The Company's elevated liquidity position was due to deposit growth of $382.1 million and loan contraction. In addition, the Company had $591.9 million in securities designated as available for sale at June 30, 2024. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $417.4 million and $95.9 million as of June 30, 2024, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of June 30, 2024, the Company had approximately $2.9 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 304 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at June 30, 2024. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of June 30, 2024, the Company had transacted pay fixed, receive floating interest rate swaps totaling $310.0 million in notional amount.

The Company allowed certain brokered certificates of deposits to mature during the six months ended June 30, 2024. Total brokered certificates of deposits decreased $94.5 million to $26.0 million, which were replaced by lower cost core relationship deposits as of June 30, 2024.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at June 30, 2024.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $310.0 million as of June 30, 2024.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2024, $498.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of June 30, 2024. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2024.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2024, net interest income would decrease approximately 1.5 percent in year 1 and increase by 1.0 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at June 30, 2024, net interest income would increase approximately 1.5 percent for year 1 and decrease 1.6 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2024, net interest income would decrease approximately 2.6 percent in year 1 and increase by 2.3 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at June 30, 2024, net interest income for year 1 would increase approximately 1.6 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 4.9 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of June 30, 2024 and that net interest income would improve in a falling rate environment, but decline in a rising rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2024.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$584,009	$(59,005)	(9.18)%	9.79%	(55)
+100	614,378	(28,636)	(4.45)	10.09	(25)
Flat interest rates	643,014	—	—	10.34	—
-100	696,160	53,146	8.27	10.91	57
-200	692,554	49,540	7.70	10.67	33

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
April 1, 2024 -
April 30, 2024	—	—	$—	377,673
May 1, 2024 -
May 31, 2024	—	267	24.07	377,673
June 1, 2024 -
June 30, 2024	100,000	—	21.75	277,673
Total	100,000	267	$21.76

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

10.1

Peapack-Gladstone Financial Corporation 2024 Employee Stock Purchase Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders filed on March 15, 2024 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2024	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2024	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)