Form 10-Q
period 2024-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2024-11-07
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2024

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

Number of shares of Common Stock outstanding as of November 1, 2024: 17,585,306

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$8,129	$5,887
Federal funds sold	—	—
Interest-earning deposits	484,529	181,784
Total cash and cash equivalents	492,658	187,671
Securities available for sale	682,713	550,617
Securities held to maturity (fair value $92,438 at September 30, 2024 and $94,415 at December 31, 2023)	103,158	107,755
CRA equity security, at fair value	13,445	13,166
FHLB and FRB stock, at cost (A)	12,459	31,044
Loans held for sale, at fair value	561	100
Loans held for sale, at lower of cost or fair value	4,189	6,695
Loans	5,315,417	5,429,325
Less: allowance for credit losses	71,283	65,888
Net loans	5,244,134	5,363,437
Premises and equipment	25,716	24,166
Accrued interest receivable	31,973	30,676
Bank owned life insurance	47,837	47,581
Goodwill	36,212	36,212
Other intangible assets	8,986	9,802
Finance lease right-of-use assets	1,020	2,087
Operating lease right-of-use assets	41,650	12,096
Deferred tax assets, net	8,756	505
Other assets	38,325	53,247
TOTAL ASSETS	$6,793,792	$6,476,857
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,079,877	$957,687
Interest-bearing deposits:
Checking	3,316,217	2,882,193
Savings	103,979	111,573
Money market accounts	902,562	740,559
Certificates of deposit - retail	515,297	443,791
Certificates of deposit - listing service	7,454	7,804
Subtotal deposits	5,925,386	5,143,607
Interest-bearing demand - brokered	10,000	10,000
Certificates of deposit - brokered	—	120,507
Total deposits	5,935,386	5,274,114
Short-term borrowings	—	403,814
Finance lease liabilities	1,388	3,430
Operating lease liabilities	44,775	12,876
Subordinated debt, net	133,489	133,274
Accrued expenses and other liabilities	71,140	65,668
TOTAL LIABILITIES	6,186,178	5,893,176
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,526,987 at September 30, 2024 and 21,388,917 at December 31, 2023; outstanding shares, 17,577,747 at September 30, 2024 and 17,739,677 at December 31, 2023)	17,946	17,831
Surplus	346,811	346,954
Treasury stock at cost (3,949,240 shares at September 30, 2024 and 3,649,240 shares at December 31, 2023)	(117,509)	(110,320)
Retained earnings	415,186	394,094
Accumulated other comprehensive loss, net of income tax	(54,820)	(64,878)
TOTAL SHAREHOLDERS’ EQUITY	607,614	583,681
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$6,793,792	$6,476,857

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$73,111	$71,846	$217,287	$204,808
Interest on investments:
Taxable	6,107	5,170	16,411	14,541
Tax-exempt	—	5	—	22
Interest on loans held for sale	3	5	15	9
Interest on interest-earning deposits	3,982	1,463	7,922	4,452
Total interest income	83,203	78,489	241,635	223,832
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	38,042	28,851	106,453	76,351
Interest on certificates of deposit	5,540	3,459	15,762	7,650
Interest on borrowed funds	—	6,569	3,848	13,249
Interest on finance lease liability	15	46	75	149
Interest on subordinated debt	1,685	1,730	5,055	4,966
Subtotal - interest expense	45,282	40,655	131,193	102,365
Interest on interest-bearing demand - brokered	134	136	394	469
Interest on certificates of deposits - brokered	106	1,183	2,950	1,584
Total interest expense	45,522	41,974	134,537	104,418
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	37,681	36,515	107,098	119,414
Provision for credit losses	1,224	5,856	5,762	9,065
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	36,457	30,659	101,336	110,349
OTHER INCOME
Wealth management fee income	15,150	13,975	45,976	41,989
Service charges and fees	1,327	1,319	3,994	3,897
Bank owned life insurance	390	310	1,221	912
Gain on loans held for sale at fair value (mortgage banking)	15	37	105	73
Gain on loans held for sale at lower of cost or fair value	—	—	23	—
Gain on sale of SBA loans	365	491	1,214	2,194
Corporate advisory fee income	55	85	976	180
Other income	1,162	3,541	5,406	7,147
Fair value adjustment for CRA equity security	474	(404)	279	(404)
Total other income	18,938	19,354	59,194	55,988
OPERATING EXPENSES
Compensation and employee benefits	31,050	25,264	89,410	76,204
Premises and equipment	5,633	5,214	16,490	14,317
FDIC insurance expense	870	741	2,685	2,181
Other operating expense	7,096	6,194	19,231	17,977
Total operating expenses	44,649	37,413	127,816	110,679
INCOME BEFORE INCOME TAX EXPENSE	10,746	12,600	32,714	55,658
Income tax expense	3,159	3,845	8,966	15,403
NET INCOME	$7,587	$8,755	$23,748	$40,255

EARNINGS PER SHARE
Basic	$0.43	$0.49	$1.34	$2.25
Diluted	$0.43	$0.49	$1.34	$2.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,616,046	17,856,961	17,691,309	17,876,316
Diluted	17,700,042	18,010,127	17,746,560	18,091,524

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$7,587	$8,755	$23,748	$40,255
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	23,974	(20,629)	16,637	(18,882)

	23,974	(20,629)	16,637	(18,882)

Tax effect	(6,400)	5,642	(4,442)	8,820
Net of tax	17,574	(14,987)	12,195	(10,062)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(5,600)	1,861	(2,953)	3,904
Reclassification adjustment for amounts included in net income	—	—	—	(84)
	(5,600)	1,861	(2,953)	3,820

Tax effect	1,548	(530)	816	(1,200)
Net of tax	(4,052)	1,331	(2,137)	2,620

Total other comprehensive income/(loss)	13,522	(13,656)	10,058	(7,442)

Total comprehensive income/(loss)	$21,109	$(4,901)	$33,806	$32,813

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2024 and September 30, 2023

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322
Net income	—	—	—	—	7,587	—	7,587
Comprehensive income	—	—	—	—	—	13,522	13,522
Amortization of restricted stock units	—	—	1,395	—	—	—	1,395
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(882)	—	(882)
Share repurchase, (100,000) shares	—	—	—	(2,592)	—	—	(2,592)
Issuance of shares for Employee Stock Purchase Plan, 11,257 shares	—	10	252	—	—	—	262
Balance at September 30, 2024 17,577,747 common shares outstanding	$—	$17,946	$346,811	$(117,509)	$415,186	$(54,820)	$607,614

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2023 17,887,895 common shares outstanding	$—	$17,797	$342,137	$(105,393)	$378,525	$(67,997)	$565,069
Net income	—	—	—	—	8,755	—	8,755
Comprehensive loss	—	—	—	—	—	(13,656)	(13,656)
Restricted stock units issued 1,495 shares	—	(1)	(67)	—	—	—	(68)
Restricted stock units repurchased on vesting to pay taxes, (515) shares	—	1	53	—	—	—	54
Amortization of restricted stock units	—	—	2,269	—	—	—	2,269
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(893)	—	(893)
Share repurchase, (100,000) shares	—	—	—	(2,815)	—	—	(2,815)
Issuance of shares for Employee Stock Purchase Plan, 8,850 shares	—	8	233	—	—	—	241
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at September 30, 2023 17,816,922 common shares outstanding	$—	$17,821	$344,609	$(108,208)	$386,387	$(81,653)	$558,956

Nine Months Ended September 30, 2024 and September 30, 2023

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income					23,748		23,748
Comprehensive income						10,058	10,058
Restricted stock units issued, 147,679 shares		123	(123)				—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares		(31)	(846)				(877)
Amortization of restricted stock units			4,533				4,533
Modification of restricted stock units distributed in cash			(4,336)				(4,336)
Cash dividends declared on common stock ($0.15 per share)					(2,656)		(2,656)
Share repurchase, (300,000) shares				(7,189)			(7,189)
Issuance of shares for Employee Stock Purchase Plan, 27,016 shares		23	629				652
Balance at September 30, 2024 17,577,747 common shares outstanding	$—	$17,946	$346,811	$(117,509)	$415,186	$(54,820)	$607,614

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2023 17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income	—	—	—	—	40,255	—	40,255
Comprehensive loss	—	—	—	—	—	(7,442)	(7,442)
Restricted stock units issued, 429,909 shares	—	358	(358)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (106,452) shares	—	(89)	(3,115)	—	—	—	(3,204)
Amortization of restricted stock units	—	—	8,578	—	—	—	8,578
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,666)	—	(2,666)
Share repurchase, (367,014) shares	—	—	—	(10,382)	—	—	(10,382)
Common stock options exercised, 1,400 net of 60 used to exercise and related taxes benefits, 1,340 shares	—	1	18	—	—	—	19
Issuance of shares for Employee Stock Purchase Plan, 26,491 shares	—	22	796	—	—	—	818
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at September 30, 2023 17,816,922 common shares outstanding	$—	$17,821	$344,609	$(108,208)	$386,387	$(81,653)	$558,956

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES:
Net income	$23,748	$40,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,692	2,720
Amortization of premium and accretion of discount on securities, net	226	458
Amortization of restricted stock	4,533	8,578
Amortization of intangible assets	816	1,048
Amortization of subordinated debt costs	215	216
Provision for credit losses	5,762	9,065
Deferred tax benefit	(11,133)	(10,717)
Stock-based compensation and employee stock purchase plan expense	131	140
Fair value adjustment for equity security	(279)	404
Loans originated for sale (A)	(20,856)	(24,786)
Proceeds from sales of loans held for sale (A)	24,220	35,963
Gain on loans held for sale (A)	(1,319)	(2,267)
Gain on loans held for sale at lower of cost or fair value	(23)	—
Loss on disposal of fixed assets	76	6
Gain on death benefit	(236)	—
Increase in cash surrender value of life insurance, net	(174)	(362)
(Increase)/decrease in accrued interest receivable	(1,297)	2,268
Decrease in other assets	(26,279)	(1,019)
Increase in accrued expenses and other liabilities	43,822	6,794
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,645	68,764
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	496,781	476,363
Principal repayments, maturities and calls of securities held to maturity	4,531	3,638
Redemptions of FHLB and FRB stock	59,623	83,385
Purchase of securities held to maturity	—	(10,347)
Purchase of securities available for sale	(612,400)	(462,000)
Purchase of FHLB and FRB stock	(41,038)	(86,871)
Proceeds from sales of loans held for sale at lower of cost or fair value	23	—
Net decrease/(increase) in loans, net of participations sold	113,541	(202,777)
Proceeds from sales of other real estate	—	116
Purchase of premises and equipment	(4,068)	(2,297)
Disposal of premises and equipment	143	(6)
Proceeds from death benefit	154	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	17,290	(200,796)
FINANCING ACTIVITIES:
Net increase in deposits	661,272	54,195
Net (decrease)/increase in short-term borrowings	(403,814)	91,046
Dividends paid on common stock	(2,656)	(2,666)
Exercise of stock options, net of stock swaps	—	19
Restricted stock repurchased on vesting to pay taxes	(877)	(3,273)
Issuance of restricted stock	—	69
Modification of restricted stock units distributed in cash	(4,336)	—
Issuance of shares for employee stock purchase plan	652	818
Shares repurchased	(7,189)	(10,382)
NET CASH PROVIDED BY FINANCING ACTIVITIES	243,052	129,826
Net increase/(decrease) in cash and cash equivalents	304,987	(2,206)
Cash and cash equivalents at beginning of period	187,671	190,075
Cash and cash equivalents at end of period	$492,658	$187,869
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$124,717	$97,583
Income tax, net	13,753	9,668
Right-of-use asset obtained in exchange for operating lease liabilities	32,483	1,926

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2024, and the results of operations, comprehensive income, changes in shareholders’ equity and cash flow statements for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Securities: Under Accounting Standards Update ("ASU") 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available-for-sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses ("ACL") by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on loans held for sale at fair value (mortgage loans) on the Statement of Income, are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $157.0 million and $162.9 million as of September 30, 2024 and December 31, 2023, respectively. SBA loans held for sale totaled $4.5 million and $7.2 million at September 30, 2024 and December 31, 2023, respectively.

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

Allowance for Credit Losses: Current expected credit losses ("CECL") requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts.

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

When management identifies loans that do not share common risk characteristics (i.e., are not similar to other loans within a pool) they are evaluated on an individual basis. These loans are not included in the collective evaluation. For loans identified as having a likelihood of foreclosure or that the borrower is experiencing financial difficulty, a collateral dependent approach is used. These are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral. Under CECL, for collateral dependent loans, the Company has adopted the practical expedient method to measure the ACL based on the fair value of collateral. The ACL is calculated on an individual loan basis based on the shortfall between the fair value of the loan's collateral, which is adjusted for liquidation costs/discounts, and amortized cost. If the fair value of the collateral exceeds the amortized cost, no allowance is required.

The CECL methodology requires a significant amount of management judgment in determining the appropriate ACL. Several of the steps in the methodology are subjective including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and may change from period to period. Although the ACL is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered mixed use. Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Loan Modifications: On January 1, 2023, the Company adopted ASU 2022-02, which replaced the accounting and recognition of troubled debt restructurings. ASU 2022-02 eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on “vintage disclosures” to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

Changes in options outstanding during the nine months ended September 30, 2024 were as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In thousands)
Balance, January 1, 2024	1,400	$19.15
Exercised during 2024	—	—
Expired during 2024	(1,400)	19.15
Forfeited during 2024	—	—
Balance, September 30, 2024	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—
Exercisable at September 30, 2024	—	$—	—	$—

There were no stock options granted during the three or nine months ended September 30, 2024.

As of September 30, 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2023. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first nine months of 2024.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first nine months of 2024.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	176,364	$32.40
Granted during 2024	4,705	31.36
Vested during 2024 (1)	(45,592)	31.36
Forfeited during 2024	—	—
Balance, September 30, 2024	135,477	$32.71

(1) Settled in cash.

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	626,742	$29.62
Granted during 2024	—	—
Vested during 2024 (1)	(248,028)	27.83
Shares to be settled in cash	(120,046)	22.13
Forfeited during 2024	(6,647)	31.98
Balance, September 30, 2024	252,021	$29.81

(1) Includes 100,349 shares that settled in cash.

As of September 30, 2024, there was $7.8 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.07 years. Stock compensation expense recorded for the third quarters of 2024 and 2023 totaled $3.4 million and $2.3 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2024 and 2023 totaled $9.3 million and $8.6 million, respectively.

Phantom Plan: During the first quarter of 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan ("Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be paid in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date, which is the fair market value of a common share of the Company's stock on such vesting date.

The Company issued performance-based and service-based phantom units in 2024. Service-based phantom units vest ratably over a three-year period. There were 262,811 service-based phantom units granted under the Phantom Plan during the first nine months of 2024. Additionally, there are 120,046 restricted stock units that will settle in cash in 2025 and 2026.

The performance-based phantom units are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is three years. There were 110,047 performance-based units granted under the Phantom Plan in the first nine months of 2024.

Phantom units are recorded in salary and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within salary and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at September 30, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of September 30, 2024, there was $8.6 million of unrecognized compensation costs related to non-vested phantom units.

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

The Company recorded $56,000 and $34,000 in salaries and employee benefits expense for the three months ended September 30, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP during the third quarter ended September 30, 2024 and 2023 were 11,257 and 8,850, respectively.

The Company recorded $131,000 and $140,000 in salaries and employee benefits expense for the nine months ended September 30, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP during the nine months ended September 30, 2024 and 2023 were 27,016 and 26,491, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Net income available to common shareholders	$7,587	$8,755	$23,748	$40,255

Basic weighted average shares outstanding	17,616,046	17,856,961	17,691,309	17,876,316
Plus: common stock equivalents	83,996	153,166	55,251	215,208
Diluted weighted average shares outstanding	17,700,042	18,010,127	17,746,560	18,091,524
Net income per share
Basic	$0.43	$0.49	$1.34	$2.25
Diluted	0.43	0.49	1.34	2.23

For the three months ended September 30, 2024 and 2023, restricted stock units totaling 125,152 and 235,902, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2024 and 2023, restricted stock units totaling 277,141 and 416,712, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,808	$—	$(39,795)	$—	$205,013
Mortgage-backed securities–residential	476,695	2,845	(37,458)	—	442,082
SBA pool securities	24,291	—	(2,878)	—	21,413
Corporate bond	15,500	29	(1,324)	—	14,205
Total securities available for sale	$761,294	$2,874	$(81,455)	$—	$682,713
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,302)	$—	$37,698
Mortgage-backed securities–residential	63,158	—	(8,418)	—	54,740
Total securities held to maturity	$103,158	$—	$(10,720)	$—	$92,438

	December 31, 2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,794	$—	$(47,103)	$—	$197,691
Mortgage-backed securities–residential	363,893	80	(43,177)	—	320,796
SBA pool securities	27,148	—	(3,744)	—	23,404
Corporate bond	10,000	—	(1,274)	—	8,726
Total securities available for sale	$645,835	$80	$(95,298)	$—	$550,617
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,369)	$—	$36,631
Mortgage-backed securities–residential	67,755	—	(9,971)	—	57,784
Total securities held to maturity	$107,755	$—	$(13,340)	$—	$94,415

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2024 and December 31, 2023.

	September 30, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$205,013	$(39,795)	$205,013	$(39,795)
Mortgage-backed securities residential	8,162	(101)	229,706	(37,357)	237,868	(37,458)
SBA pool securities	—	—	21,088	(2,878)	21,088	(2,878)
Corporate bond	—	—	8,676	(1,324)	8,676	(1,324)
Total securities available for sale	$8,162	$(101)	$464,483	$(81,354)	$472,645	$(81,455)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$37,698	$(2,302)	$37,698	$(2,302)
Mortgage-backed securities residential	—	—	54,740	(8,418)	54,740	(8,418)
Total securities held to maturity	$—	$—	$92,438	$(10,720)	$92,438	$(10,720)
Total securities	$8,162	$(101)	$556,921	$(92,074)	$565,083	$(92,175)

	December 31, 2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$197,691	$(47,103)	$197,691	$(47,103)
Mortgage-backed securities residential	36,634	(963)	217,513	(42,214)	254,147	(43,177)
SBA pool securities	655	(1)	22,749	(3,743)	23,404	(3,744)
Corporate bond	—	—	8,726	(1,274)	8,726	(1,274)
Total securities available for sale	$37,289	$(964)	$446,679	$(94,334)	$483,968	$(95,298)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$36,631	$(3,369)	$36,631	$(3,369)
Mortgage-backed securities residential	9,647	(135)	48,137	(9,836)	57,784	(9,971)
Total securities held to maturity	$9,647	$(135)	$84,768	$(13,205)	$94,415	$(13,340)
Total securities	$46,936	$(1,099)	$531,447	$(107,539)	$578,383	$(108,638)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at September 30, 2024. Substantially all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and Management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the nine months ended September 30, 2024 or 2023, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.4 million at September 30, 2024. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a gain of $474,000 and $279,000 for the three and nine months ended September 30, 2024, respectively. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2024 and December 31, 2023, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Residential mortgage	$590,813	11.12%	$578,327	10.65%
Multifamily mortgage	1,784,861	33.58	1,836,390	33.82
Commercial mortgage	578,559	10.88	637,625	11.74
Commercial loans (including equipment financing)	2,221,243	41.79	2,260,524	41.64
Commercial construction	22,421	0.42	17,721	0.33
Home equity lines of credit	38,971	0.73	36,464	0.67
Consumer loans, including fixed rate home equity loans	78,160	1.47	62,036	1.14
Other loans	389	0.01	238	0.01
Total loans	$5,315,417	100.00%	$5,429,325	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of September 30, 2024 and December 31, 2023 are based on the CECL methodology:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2024	Loans	2023	Loans
Primary residential mortgage	$590,681	11.12%	$585,126	10.78%
Junior lien loan on residence	42,159	0.79	40,203	0.74
Multifamily property	1,784,861	33.59	1,836,390	33.85
Owner-occupied commercial real estate	269,743	5.08	255,110	4.70
Investment commercial real estate	979,188	18.43	1,061,197	19.56
Commercial and industrial	1,306,170	24.58	1,314,781	24.23
Lease financing	231,284	4.35	251,423	4.63
Construction	28,578	0.54	17,987	0.33
Consumer and other	80,795	1.52	63,906	1.18
Total loans	5,313,459	100.00%	5,426,123	100.00%
Net deferred costs	1,958		3,202
Total loans including net deferred costs	$5,315,417		$5,429,325

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of September 30, 2024 and December 31, 2023:

		September 30, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,136	$2,136	$—
Junior lien loan on residence	96	96	—
Multifamily property	15,294	33,337	—
Investment commercial real estate	—	11,715	—
Commercial and industrial	3,641	29,810	—
Lease financing	2,555	3,355	—
Consumer and other	4	4	—
Total	$23,726	$80,453	$—

		December 31, 2023
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,263	$1,263	$—
Junior lien loan on residence	100	100	—
Multifamily property	16,645	16,645	—
Investment commercial real estate	9,881	9,881	—
Commercial and industrial	3,965	31,430	—
Lease financing	946	2,002	—
Consumer and other	3	3	—
Total	$32,803	$61,324	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2024 and December 31, 2023 by class of loans, excluding nonaccrual loans:

	September 30, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,170	$1,144	$—	$3,314
Junior lien loan on residence	52	—	—	52
Multifamily property	—	28,080	—	28,080
Total	$2,222	$29,224	$—	$31,446

	December 31, 2023
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,448	$1,061	$—	$3,509
Junior lien on residence	84	—	—	84
Multifamily property	11,814	—	—	11,814
Commercial and industrial	7,297	11,498	—	18,795
Consumer and other	387	—	—	387
Total	$22,030	$12,559	$—	$34,589

There were several loan modifications made during the first nine months of 2024, which included one investment commercial real estate loan, one commercial loan and one equipment finance of $17.3 million, $11.7 million and $10.5 million, respectively, that were completed during the third quarter of 2024. Loans past due 30 through 89 days at September 30, 2024 included $19.7 million of multifamily loans to two sponsors. Subsequent to September 30, 2024 these loans have been placed on nonaccrual status and downgraded to substandard.

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of September 30, 2024 and December 31, 2023 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of September 30, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$41,801	$90,809	$110,932	$76,105	$53,790	$208,748	$—	$5,680	$587,865
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,087	97	—	450	1,182	—	—	2,816
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	41,801	91,896	111,029	76,105	54,240	209,930	—	5,680	590,681
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	—	819	1,188	103	—	1,080	32,410	6,463	42,063
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	95	1	96
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	819	1,188	103	—	1,080	32,505	6,464	42,159
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	17,512	51,742	455,228	598,057	118,001	438,991	4,939	3,524	1,687,994
Special mention	—	—	3,405	28,343	—	20,962	—	—	52,710
Substandard	—	—	13,366	—	—	30,791	—	—	44,157
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	17,512	51,742	471,999	626,400	118,001	490,744	4,939	3,524	1,784,861
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	26,172	4,233	23,033	43,842	19,096	125,011	15,315	10,546	267,248
Special mention	—	—	—	1,161	—	1,334	—	—	2,495
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	26,172	4,233	23,033	45,003	19,096	126,345	15,315	10,546	269,743
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	24,234	124,323	170,365	138,114	55,937	357,040	14,443	26,592	911,048
Special mention	—	—	—	—	—	25,189	—	13,910	39,099
Substandard	—	—	9,786	—	—	19,255	—	—	29,041
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	24,234	124,323	180,151	138,114	55,937	401,484	14,443	40,502	979,188
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	165,508	140,258	168,705	129,582	14,002	24,813	549,628	26,371	1,218,867
Special mention	—	210	—	10,983	—	1,350	6,193	615	19,351
Substandard	—	1,894	30,266	52	2,049	3,563	27,419	2,709	67,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	165,508	142,362	198,971	140,617	16,051	29,726	583,240	29,695	1,306,170
Current period gross charge-offs	—	—	—	—	241	—	—	—	241

Lease financing:
Pass	31,987	45,673	41,099	53,629	28,090	27,450	—	—	227,928
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	801	—	—	—	2,555	—	—	3,356
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	31,987	46,474	41,099	53,629	28,090	30,005	—	—	231,284

	Grade as of September 30, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	28,578	—	28,578
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	28,578	—	28,578
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	29,855	3,063	—	238	129	3,678	40,947	2,881	80,791
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	29,855	3,063	—	238	129	3,678	40,951	2,881	80,795
Current period gross charge-offs	—	—	—	—	—	2	—	19	21

Total:
Pass	337,069	460,920	970,550	1,039,670	289,045	1,186,811	686,260	82,057	5,052,382
Special mention	—	210	3,405	40,487	—	48,835	6,193	14,525	113,655
Substandard	—	3,782	53,515	52	2,499	57,346	27,518	2,710	147,422
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$337,069	$464,912	$1,027,470	$1,080,209	$291,544	$1,292,992	$719,971	$99,292	$5,313,459
Total Current Period Gross Charge-offs	$—	$43	$—	$2,088	$241	$3,293	$—	$19	$5,684

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$94,688	$114,532	$80,175	$56,191	$35,418	$196,251	$—	$5,535	$582,790
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	473	935	928	—	—	2,336
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	94,688	114,532	80,175	56,664	36,353	197,179	—	5,535	585,126
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	872	1,394	135	—	530	808	29,620	6,680	40,039
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	1	164
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	872	1,394	135	—	530	808	29,783	6,681	40,203
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	52,072	476,972	645,093	119,934	209,299	295,226	8,451	—	1,807,047
Special mention	—	—	—	—	—	1,650	—	—	1,650
Substandard	—	1,572	7,491	—	10,370	8,260	—	—	27,693
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	52,072	478,544	652,584	119,934	219,669	305,136	8,451	—	1,836,390
Current period gross charge-offs	—	—	2,223	—	—	—	—	—	2,223

Owner-occupied commercial real estate:
Pass	4,333	23,590	39,563	19,457	11,788	126,430	17,559	10,731	253,451
Special mention	—	—	1,197	—	—	—	462	—	1,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,333	23,590	40,760	19,457	11,788	126,430	18,021	10,731	255,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	125,568	173,660	150,026	57,811	144,447	314,411	30,124	13,379	1,009,426
Special mention	—	—	—	—	21,936	3,834	—	14,172	39,942
Substandard	—	9,881	—	—	1,948	—	—	—	11,829
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	125,568	183,541	150,026	57,811	168,331	318,245	30,124	27,551	1,061,197
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	226,699	216,864	191,389	39,003	26,570	16,845	516,844	23,687	1,257,901
Special mention	—	—	758	—	1,161	190	14,232	194	16,535
Substandard	1,212	22,297	1,467	1,865	953	2,524	7,571	2,456	40,345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	227,911	239,161	193,614	40,868	28,684	19,559	538,647	26,337	1,314,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	50,706	42,447	61,547	39,710	24,113	19,287	—	—	237,810
Special mention	—	9,631	511	—	1,375	94	—	—	11,611
Substandard	1,056	—	—	—	946	—	—	—	2,002
Doubtful	—	—	—	—	—	—	—	—	—

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Total lease financing	51,762	52,078	62,058	39,710	26,434	19,381	—	—	251,423
Current period gross charge-offs	—	4,800	—	—	—	794	—	—	5,594

Construction:
Pass	—	—	—	—	—	—	17,987	—	17,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,987	—	17,987
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	3,934	—	301	158	—	4,141	51,788	3,581	63,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	3,934	—	301	158	—	4,141	51,791	3,581	63,906
Current period gross charge-offs	—	—	—	—	—	—	139	—	139

Total:
Pass	558,872	1,049,459	1,168,229	332,264	452,165	973,399	672,373	63,593	5,270,354
Special mention	—	9,631	2,466	—	24,472	5,768	14,694	14,366	71,397
Substandard	2,268	33,750	8,958	2,338	15,152	11,712	7,737	2,457	84,372
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$561,140	$1,092,840	$1,179,653	$334,602	$491,789	$990,879	$694,804	$80,416	$5,426,123
Total Current Period Gross Charge-offs	$—	$5,999	$2,223	$—	$—	$794	$139	$—	$9,155

At September 30, 2024, $80.0 million of substandard loans were individually evaluated, compared to $60.6 million at December 31, 2023. The increase in individually evaluated substandard loans was primarily due to six multifamily loans with a balance of $31.8 million that were graded as substandard during the nine months of 2024, offset by the sale of two multifamily individually evaluated loans totaling $15.1 million.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of troubled debt restructurings. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of September 30, 2024. The Company has not committed to lend additional amounts as of September 30, 2024 to customers with outstanding loans that are classified as modified loans.

The following table provides information related to the modifications during the three months ended September 30, 2024 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$542	0.09%
Investment commercial real estate	17,326	1.77%
Commercial and industrial	68	0.01%
Total	$17,936	1.87%

	Significant Payment Delay
	and Term Extension
	Three Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$10,521	0.81%
Total	$10,521	0.81%

The following tables provide information related to the modifications during the nine months ended September 30, 2024 by pool segment and type of concession granted:

	Interest Rate Reduction and Term Extension
	Nine Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,169	0.93%
Total	$12,169	0.93%

	Significant Payment Delay
	Nine Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$542	0.09%
Investment commercial real estate	17,326	1.77%
Commercial and industrial	11,780	0.90%
Total	$29,648	2.76%

	Significant Payment Delay
	and Term Extension
	Nine Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$10,521	0.81%
Total	$10,521	0.81%

There were no modifications during the three months ended September 30, 2023.

The following tables provide information related to the modifications during the nine months ended September 30, 2023 by pool segment and type of concession granted:

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

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through September 30, 2024:

	Payment Status at September 30, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$542	$118	$—
Investment commercial real estate	17,326	—	—
Commercial and industrial	34,470	2,799	248
Total	$52,338	$2,917	$248

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Nine Months Ended September 30, 2024
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Primary residential mortgage	$118	$—
Total	$118	$—

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $28.9 million at September 30, 2024 and $27.8 million at December 31, 2023.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of September 30, 2024 and December 31, 2023. The allowance was based on the CECL methodology.

	September 30, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$1,658	$—	$589,023	$4,411	$590,681	$4,411
Junior lien loan on residence	96	—	42,063	200	42,159	200
Multifamily property	33,337	2,242	1,751,524	10,539	1,784,861	12,781
Owner-occupied commercial real estate	—	—	269,743	4,909	269,743	4,909
Investment commercial real estate	11,715	745	967,473	13,411	979,188	14,156
Commercial and industrial	29,810	6,501	1,276,360	24,808	1,306,170	31,309
Lease financing	3,356	197	227,928	1,524	231,284	1,721
Construction	—	—	28,578	770	28,578	770
Consumer and other loans	—	—	80,795	1,026	80,795	1,026
Total ACL	$79,972	$9,685	$5,233,487	$61,598	$5,313,459	$71,283

	December 31, 2023
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$652	$—	$584,474	$3,931	$585,126	$3,931
Junior lien loan on residence	100	—	40,103	177	40,203	177
Multifamily property	16,645	—	1,819,745	8,782	1,836,390	8,782
Owner-occupied commercial real estate	—	—	255,110	4,840	255,110	4,840
Investment commercial real estate	9,881	—	1,051,316	15,403	1,061,197	15,403
Commercial and industrial	31,430	4,518	1,283,351	25,189	1,314,781	29,707
Lease financing	2,002	20	249,421	1,643	251,423	1,663
Construction	—	—	17,987	516	17,987	516
Consumer and other loans	—	—	63,906	869	63,906	869
Total ACL	$60,710	$4,538	$5,365,413	$61,350	$5,426,123	$65,888

Individually evaluated loans include nonaccrual loans of $80.0 million at September 30, 2024 and $60.6 million at December 31, 2023. Individually evaluated loans did not include any performing modified loans at September 30, 2024. An allowance of $229,000 was allocated to modified loans at September 30, 2024.

The allowance for credit losses was $71.3 million as of September 30, 2024, compared to $65.9 million at December 31, 2023. The increase in the allowance for credit losses (“ACL”) was primarily related to an increase in the ACL related to multifamily loans, which was driven by the increase in individually evaluated loans of $16.7 million to $33.3 million and certain qualitative adjustments made during the first nine months of 2024. The allowance for credit losses as a percentage of loans was 1.34 percent at September 30, 2024, compared to 1.21 percent at December 31, 2023.

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

The following tables present collateral dependent loans individually evaluated by segment as of September 30, 2024 and December 31, 2023:

	September 30, 2024
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment (A)	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$1,754	$1,658	$—	$1,539
Junior lien loan on residence (A)	99	96	—	103
Multifamily property (B)	15,320	15,295	—	17,526
Commercial and industrial (A)(C)(D)	3,902	2,733	—	3,798
Lease financing (E)	2,671	2,555	—	1,662
Total loans with no related allowance	$23,746	$22,337	$—	$24,628
With related allowance recorded:
Multifamily property (B)	$18,138	$18,042	$2,242	$10,090
Investment commercial real estate (D)	14,430	11,715	745	10,684
Commercial and industrial (A)(C)(D)(E)	29,513	27,077	6,501	22,184
Lease financing (E)	841	801	197	889
Total loans with related allowance	$62,922	$57,635	$9,685	$43,847
Total loans individually evaluated	$86,668	$79,972	$9,685	$68,475

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2024 and 2023 was not material. The Company did not recognize any income on non-accruing loans for the three and nine months ended September 30, 2024 and 2023.

The activity in the allowance for credit losses for the three months ended September 30, 2024 and September 30, 2023 is summarized below:

	July 1,				September 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,191	$(43)	$—	$263	$4,411
Junior lien loan on residence	187	—	—	13	200
Multifamily property	12,601	—	—	180	12,781
Owner-occupied commercial real estate	4,712	—	—	197	4,909
Investment commercial real estate	14,452	—	—	(296)	14,156
Commercial and industrial	28,568	—	2,115	626	31,309
Lease financing	1,690	—	4	27	1,721
Construction	655	—	—	115	770
Consumer and other loans	928	(4)	—	102	1,026
Total ACL	$67,984	$(47)	$2,119	$1,227	$71,283

(A) Provision to roll forward the ACL excludes a credit of $3,000 for off-balance sheet commitments.

	July 1,				September 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,148	$—	$—	$115	$3,263
Junior lien loan on residence	151	—	—	3	154
Multifamily property	10,537	—	—	45	10,582
Owner-occupied commercial real estate	4,708	—	—	(46)	4,662
Investment commercial real estate	13,548	—	—	(23)	13,525
Commercial and industrial	27,433	—	—	4,701	32,134
Lease financing	2,063	—	—	904	2,967
Construction	421	—	—	131	552
Consumer and other loans	695	(57)	1	114	753
Total ACL	$62,704	$(57)	$1	$5,944	$68,592

(A) Provision to roll forward the ACL excludes a provision of $88,000 for off-balance sheet commitments.

	January 1,				September 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$(43)	$—	$523	$4,411
Junior lien loan on residence	177	—	—	23	200
Multifamily property	8,782	(5,379)	—	9,378	12,781
Owner-occupied commercial real estate	4,840	—	—	69	4,909
Investment commercial real estate	15,403	—	—	(1,247)	14,156
Commercial and industrial	29,707	(241)	2,120	(277)	31,309
Lease financing	1,663	—	3,214	(3,156)	1,721
Construction	516	—	—	254	770
Consumer and other loans	869	(21)	2	176	1,026
Total ACL	$65,888	$(5,684)	$5,336	$5,743	$71,283

(A)
Provision to roll forward the ACL excludes a provision of $19,000 for off-balance sheet commitments.

	January 1,				September 30,
	2023				2023
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$2,894	$—	$—	$369	$3,263
Junior lien loan on residence	154	—	—	—	154
Multifamily property	8,849	—	—	1,733	10,582
Owner-occupied commercial real estate	4,835	—	—	(173)	4,662
Investment commercial real estate	15,480	(1,199)	—	(756)	13,525
Commercial and industrial	25,530	—	—	6,604	32,134
Lease financing	2,314	—	—	653	2,967
Construction	236	—	—	316	552
Consumer and other loans	537	(118)	6	328	753
Total ACL	$60,829	$(1,317)	$6	$9,074	$68,592

(A)
Provision to roll forward the ACL excludes a credit of $9,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the nine months ended September 30, 2024 and 2023:

	January 1,
	2024		September 30,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$19	$706
Total ACL	$687	$19	$706

	January 1,
	2023		September 30,
	Beginning	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$(9)	$743
Total ACL	$752	$(9)	$743

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $140.7 million and $105.9 million at September 30, 2024 and December 31, 2023, respectively. These totals exclude brokered certificates of deposit, which the Company had none at September 30, 2024 and $120.5 million at December 31, 2023.

The following table sets forth the details of total deposits as of September 30, 2024 and December 31, 2023:

	September 30,		December 31,
	2024		2023
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,079,877	18.19%	$957,687	18.16%
Interest-bearing checking (A)	3,316,217	55.87	2,882,193	54.65
Savings	103,979	1.75	111,573	2.12
Money market	902,562	15.21	740,559	14.04
Certificates of deposit - retail	515,297	8.68	443,791	8.41
Certificates of deposit - listing service	7,454	0.13	7,804	0.15
Subtotal deposits	5,925,386	99.83	5,143,607	97.53
Interest-bearing demand - Brokered	10,000	0.17	10,000	0.19
Certificates of deposit - Brokered	—	—	120,507	2.28
Total deposits	$5,935,386	100.00%	$5,274,114	100.00%

(A)
Interest-bearing checking includes $1.4 billion at September 30, 2024 and $990.7 million at December 31, 2023 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2024, are as follows:

(In thousands)
2024	$158,997
2025	337,013
2026	24,070
2027	1,240
2028	871
2029 and later	560
Total	$522,751

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2024, the Company had no overnight borrowings with the FHLB compared to $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent at December 31, 2023. At September 30, 2024, the Company also had available unused short-term overnight borrowing capacity through the FHLB of $1.8 billion, $22.0 million from correspondent banks and $1.8 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30, 2024
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$37,077	$604	$37,681
Noninterest income	3,604	15,334	18,938
Total income	40,681	15,938	56,619

Provision for credit losses	1,224	—	1,224
Compensation and benefits	23,988	7,062	31,050
Premises and equipment expense	4,794	839	5,633
FDIC expense	870	—	870
Other operating expense	5,013	2,083	7,096
Total operating expense	35,889	9,984	45,873
Income before income tax expense	4,792	5,954	10,746
Income tax expense	1,404	1,755	3,159
Net income	$3,388	$4,199	$7,587

	Three Months Ended September 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$35,811	$704	$36,515
Noninterest income	5,120	14,234	19,354
Total income	40,931	14,938	55,869

Provision for credit losses	5,856	—	5,856
Compensation and employee benefits	18,440	6,824	25,264
Premises and equipment expense	4,436	778	5,214
FDIC insurance expense	741	—	741
Other operating expense	4,188	2,006	6,194
Total operating expense	33,661	9,608	43,269
Income before income tax expense	7,270	5,330	12,600
Income tax expense	2,275	1,570	3,845
Net income	$4,995	$3,760	$8,755

	Nine Months Ended September 30, 2024
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$105,299	$1,799	$107,098
Noninterest income	12,616	46,578	59,194
Total income	117,915	48,377	166,292

Provision for credit losses	5,762	—	5,762
Compensation and employee benefits	67,585	21,825	89,410
Premises and equipment expense	14,214	2,276	16,490
FDIC insurance expense	2,685	—	2,685
Other operating expense	13,231	6,000	19,231
Total operating expense	103,477	30,101	133,578
Income before income tax expense	14,438	18,276	32,714
Income tax expense	3,958	5,008	8,966
Net income	$10,480	$13,268	$23,748

Total assets at period end	$6,663,410	$130,382	$6,793,792

	Nine Months Ended September 30, 2023
		Peapack
(In thousands)	Banking	Private	Total
Net interest income	$116,004	$3,410	$119,414
Noninterest income	13,027	42,961	55,988
Total income	129,031	46,371	175,402

Provision for credit losses	9,065	—	9,065
Compensation and employee benefits	54,558	21,646	76,204
Premises and equipment expense	12,072	2,245	14,317
FDIC insurance expense	2,181	—	2,181
Other operating expense	11,317	6,660	17,977
Total operating expense	89,193	30,551	119,744
Income before income tax expense	39,838	15,820	55,658
Income tax expense	11,021	4,382	15,403
Net income	$28,817	$11,438	$40,255

Total assets at period end	$6,405,796	$115,785	$6,521,581

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$205,013	$—	$205,013	$—
Mortgage-backed securities-residential	442,082	—	442,082	—
SBA pool securities	21,413	—	21,413	—
Corporate bond	14,205	—	14,205	—
CRA investment fund	13,445	13,445	—	—
Derivatives:
Cash flow hedges	3,970	—	3,970	—
Loan level swaps	14,297	—	14,297	—
Total	$714,425	$13,445	$700,980	$—

Liabilities:
Derivatives:
Cash flow hedges	109	—	109	—
Loan level swaps	14,297	—	14,297	—
Total	$14,406	$—	$14,406	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2024 and December 31, 2023.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	September 30, 2024	December 31, 2023
Residential loans contractual balance	$554	$98
Fair value adjustment	7	2
Total fair value of residential loans held for sale	$561	$100

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$15,800	$—	$—	$15,800
Investment commercial real estate	10,970	—	—	10,970
Commercial and industrial	20,575	—	—	20,575
Lease financing	604	—	—	604

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$22,947	$—	$—	$22,947
Lease financing	1,035	—	—	1,035

The carrying amounts and estimated fair values of financial instruments at September 30, 2024 are as follows:

		Fair Value Measurements at September 30, 2024 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$492,658	$492,658	$—	$—	$492,658
Securities available for sale	682,713	—	682,713	—	682,713
Securities held to maturity	103,158	—	92,438	—	92,438
CRA investment fund	13,445	13,445	—	—	13,445
FHLB and FRB stock	12,459	—	—	—	N/A
Loans held for sale, at fair value	561	—	561	—	561
Loans held for sale, at lower of cost or fair value	4,189	—	4,540	—	4,540
Loans, net of allowance for credit losses	5,244,134	—	—	5,075,349	5,075,349
Accrued interest receivable	31,973	—	3,112	28,861	31,973
Accrued interest receivable loan level swaps (A)	1,159	—	1,159	—	1,159
Cash flow hedges	3,970	—	3,970	—	3,970
Loan level swaps	14,297	—	14,297	—	14,297
Financial liabilities
Deposits	$5,935,386	$5,412,635	$521,577	$—	$5,934,212
Subordinated debt	133,489	—	—	120,402	120,402
Accrued interest payable	10,252	7,046	2,142	1,064	10,252
Accrued interest payable loan level swaps (B)	1,159	—	1,159	—	1,159
Cash flow hedges	109	—	109	—	109
Loan level swap	14,297	—	14,297	—	14,297

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2024	2023
Service charges on deposits
Overdraft fees	$123	$129
Interchange income	256	283
Other	948	907
Wealth management fees (A)	15,150	13,975
Corporate advisory fee income	55	85
Other (B)	2,406	3,975
Total noninterest other income	$18,938	$19,354

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
Service charges on deposits
Overdraft fees	$345	$392
Interchange income	761	903
Other	2,888	2,602
Wealth management fees (A)	45,976	41,989
Loss on sale of property	(4)	—
Corporate advisory fee income	976	180
Other (B)	8,252	9,922
Total noninterest other income	$59,194	$55,988

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2024			2023
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$123	$—	$123	$129	$—	$129
Interchange income	256	—	256	283	—	283
Other	948	—	948	907	—	907
Wealth management fees (A)	—	15,150	15,150	—	13,975	13,975
Corporate advisory fee income	55	—	55	85	—	85
Other (B)	2,222	184	2,406	3,716	259	3,975
Total noninterest income	$3,604	$15,334	$18,938	$5,120	$14,234	$19,354

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
(In thousands)	2024			2023
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$345	$—	$345	$392	$—	$392
Interchange income	761	—	761	903	—	903
Other	2,888	—	2,888	2,602	—	2,602
Wealth management fees (A)	—	45,976	45,976	—	41,989	41,989
Loss on sale of property	(4)	—	(4)	—	—	—
Corporate advisory fee income	976	—	976	180	—	180
Other (B)	7,650	602	8,252	8,950	972	9,922
Total noninterest income	$12,616	$46,578	$59,194	$13,027	$42,961	$55,988

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the third quarter of 2024 by $6,000 and $2,000 for the same quarter in 2023. Cardholder rewards reduced interchange income by $12,000 and $6,000 for the nine months ended September 30, 2024 and 2023, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a loss on sale of property of $4,000 for the nine months ended September 30, 2024.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2024	2023	2024	2023
Professional and legal fees	$2,014	$1,619	$5,069	$4,143
Trust department expense	1,064	977	2,938	2,856
Telephone	390	407	1,182	1,138
Advertising	340	482	1,308	1,584
Amortization of intangible assets	272	339	816	1,048
Branch/office restructure	—	—	—	175
Other operating expenses	3,016	2,370	7,918	7,033
Total other operating expenses	$7,096	$6,194	$19,231	$17,977

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2024 and 2023:

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(75,188)	$17,574	$17,574	$(57,614)

Gain/(loss) on cash flow hedges	6,846	(4,052)	(4,052)	2,794

Accumulated other comprehensive gain/(loss), net of tax	$(68,342)	$13,522	$13,522	$(54,820)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2023	Reclassifications	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(76,047)	$(14,987)	$(14,987)	$(91,034)

Gain/(loss) on cash flow hedges	8,050	1,331	1,331	9,381

Accumulated other comprehensive gain/(loss), net of tax	$(67,997)	$(13,656)	$(13,656)	$(81,653)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2024 and 2023:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$12,195	$—	$12,195	$(57,614)

Gain/(loss) on cash flow hedges	4,931	(2,137)	—	(2,137)	2,794

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$10,058	$—	$10,058	$(54,820)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$(10,062)	$—	$(10,062)	$(91,034)

Gain/(loss) on cash flow hedges	6,761	2,680	(60)	2,620	9,381

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$(7,382)	$(60)	$(7,442)	$(81,653)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $360.0 million and $310.0 million as of September 30, 2024 and December 31, 2023, respectively, were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2024, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2024 and December 31, 2023:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Notional amount	$360,000	$310,000
Weighted average pay rate	2.29%	2.22%
Weighted average receive rate	4.20%	4.14%
Weighted average maturity	2.60 years	2.98 years
Unrealized gain/(loss), net	$3,861	$6,814

Number of contracts	14	12

	September 30, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$3,861
Total included in other assets	$335,000	3,970
Total included in other liabilities	$25,000	(109)

	December 31, 2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$6,814
Total included in other assets	310,000	6,814
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three month and nine months ended September 30, 2024 and 2023:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(5,600)	$1,861	$(2,953)	$3,904
Gain/(loss) recognized in other noninterest income	—	—	—	(84)

Net interest income recorded on these swap transactions totaled $1.5 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. Net interest income recorded on these swap transactions totaled $1.5 million and $3.5 million for the three and nine months ended September 30, 2023, respectively. Net interest income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $1.2 million and $1.4 million at September 30, 2024 and December 31, 2023, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Notional amount	$466,777	$545,983
Fair value	$(13,138)	$(22,452)
Weighted average pay rates	3.91%	3.95%
Weighted average receive rates	6.90%	7.09%
Weighted average maturity	3.64 years	3.93 years

Number of contracts	60	71

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes are non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. From December 16, 2022 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears (which was 8.14 percent at September 30, 2024). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2024, the Company's operating lease ROU asset and operating lease liability totaled $41.7 million and $44.8 million, respectively. As of December 31, 2023, the Company's operating lease ROU asset and operating lease liability totaled $12.1 million and $12.9 million, respectively. The increase in the Company’s operating lease liability and ROU asset was primarily due to the modification of the existing lease on the main office which had an operating lease liability balance of $19.0 million and an ROU asset balance of $18.2 million as of September 30, 2024. Additionally, the Company executed a lease for our New York City location, which resulted in an operating lease liability of $15.0 million and an ROU asset of $13.4 million as of September 30, 2024. A weighted average discount rate of 4.39 percent and 2.72 percent was used in the measurement of the ROU asset and lease liability as of September 30, 2024 and December 31, 2023, respectively.

The Company's leases have remaining lease terms between two months to 12 years, with a weighted average lease term of 9.46 years at September 30, 2024. The Company's leases had remaining lease terms between four months to 13 years, with a weighted average lease term of 6.75 years at December 31, 2023. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.7 million and $792,000 for the three months ended September 30, 2024 and 2023, respectively. The variable lease costs were $104,000 and $58,000 for the three months ended September 30, 2024 and 2023, respectively.

Total operating lease costs were $4.0 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively. The variable lease costs were $262,000 and $200,000 for the nine months ended September 30, 2024 and 2023, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2024:

(In thousands)
2024	1,282
2025	6,162
2026	6,173
2027	5,839
2028	5,659
Thereafter	30,195
Total lease payments	55,310
Less: imputed interest	10,535
Total present value of lease payments	$44,775

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Nine Months Ended September 30,
(In thousands)	2024	2023
Right-of-use asset obtained in exchange for lease obligation	$32,483	$1,926
Operating cash flows from operating leases	3,108	2,184
Operating cash flows from direct finance leases	74	149
Financing cash flows from direct finance leases	308	561

15. ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission ("SEC") regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

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
•
changes in accounting policies and practices; and/or
•
other unexpected material adverse changes in our financial condition, operations or earnings.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended September 30, 2024 and 2023.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2024	2023	2024 vs 2023
Results of Operations:
Interest income	$83,203	$78,489	$4,714
Interest expense	45,522	41,974	3,548
Net interest income	37,681	36,515	1,166
Wealth management fee income	15,150	13,975	1,175
Other income	3,788	5,379	(1,591)
Total other income	18,938	19,354	(416)

Total revenue (net interest income + total other income)	56,619	55,869	750

Operating expense	44,649	37,413	7,236
Pretax income before provision for credit losses	11,970	18,456	(6,486)
Provision for credit losses	1,224	5,856	(4,632)
Pretax income	10,746	12,600	(1,854)
Income tax expense	3,159	3,845	(686)
Net income	$7,587	$8,755	$(1,168)

Diluted average shares outstanding	17,700,042	18,010,127	(310,085)

Diluted earnings per share	$0.43	$0.49	$(0.06)

Return on average assets annualized ("ROAA")	0.46%	0.54%	(0.08)%
Return on average equity annualized ("ROAE")	5.12	6.20	(1.08)

The following table presents certain key aspects of our performance for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2024	2023	2024 vs 2023
Results of Operations:
Interest income	$241,635	$223,832	$17,803
Interest expense	134,537	104,418	30,119
Net interest income	107,098	119,414	(12,316)
Wealth management fee income	45,976	41,989	3,987
Other income	13,218	13,999	(781)
Total other income	59,194	55,988	3,206

Total revenue (net interest income + total other income)	166,292	175,402	(9,110)

Operating expense	127,816	110,679	17,137
Pretax income before provision for credit losses	38,476	64,723	(26,247)
Provision for loan and lease losses	5,762	9,065	(3,303)
Pretax income	32,714	55,658	(22,944)
Income tax expense	8,966	15,403	(6,437)
Net income	$23,748	$40,255	$(16,507)

Diluted average shares outstanding	17,746,560	18,091,524	(344,964)

Diluted earnings per share	$1.34	$2.23	$(0.89)

Return on average assets annualized (ROAA)	0.49%	0.84%	(0.35)%
Return on average equity annualized (ROAE)	5.42	9.66	(4.24)

	September 30,	December 31,	Change
	2024	2023	2024 vs 2023
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	15.19%	14.95%	0.24%
Tier I leverage ratio	9.33	9.19	0.14
Loans to deposits	89.55	102.94	(13.39)
Allowance for credit losses to total loans	1.34	1.21	0.13
Allowance for credit losses to nonperforming loans	88.60	107.44	(18.84)
Nonperforming loans to total loans	1.51	1.13	0.38

For the quarter ended September 30, 2024, the Company recorded total revenue of $56.6 million, pretax income of $10.7 million, net income of $7.6 million and diluted earnings per share of $0.43, compared to revenue of $55.9 million, pretax income of $12.6 million, net income of $8.8 million and diluted earnings per share of $0.49 for the same period last year.

For the nine months ended September 30, 2024, the Company recorded total revenue of $166.3 million, pretax income of $32.7 million, net income of $23.7 million and diluted earnings per share of $1.34, compared to revenue of $175.4 million, pretax income of $55.7 million, net income of $40.3 million and diluted earnings per share of $2.23 for the same period last year.

During 2024, the Company expanded into the metro New York market, leading with our "Single Point of Contact" private banking strategy, which continues to demonstrate progress and positive momentum. Increasing deposits through the growth of core deposit relationships has enabled us to repay all short-term borrowings, which enhances our liquidity position and improves net interest margin.

The decrease in net income for both the three and nine month 2024 periods when compared to the same 2023 periods was principally driven by increased operating expenses, which was principally attributable to the Company's expansion into New York City and expanding our unique private banking model that offers a single point of contact for all banking services. The decrease in net income for the nine month 2024 period when compared to the same 2023 period was also driven by the Company's decreased net interest income due to net interest margin contraction, as a result of higher deposit and borrowings rates. The Company has seen positive momentum in net interest margin during the second and third quarters of 2024, as a result of paying down overnight borrowings with core deposit growth at a lower cost. During 2024, deposits grew $661.3 million, which included $122.2 million in noninterest-bearing demand deposits. Other income and wealth management fee income continue to be a consistent and steady revenue stream for the Company.

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2024	2023
Residential mortgage loans originated for portfolio	$26,955	$21,310
Residential mortgage loans originated for sale	1,853	2,503
Total residential mortgage loans	28,808	23,813

Commercial real estate loans	4,300	3,900
Multifamily	11,295	3,000
C&I loans (A) (B)	242,829	176,845
Small business administration	9,106	300
Wealth lines of credit (A)	11,675	6,875
Total commercial loans	279,205	190,920

Installment loans	8,137	6,999
Home equity lines of credit (A)	10,421	6,275
Total loans closed	$326,571	$228,007

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2024	2023
Residential mortgage loans originated for portfolio	$54,703	$90,971
Residential mortgage loans originated for sale	8,239	5,052
Total residential mortgage loans	62,942	96,023

Commercial real estate loans	18,400	66,125
Multifamily	17,525	59,812
C&I loans (A) (B)	491,697	543,631
Small business administration	20,096	23,963
Wealth lines of credit (A)	26,475	34,050
Total commercial loans	574,193	727,581

Installment loans	16,669	23,672
Home equity lines of credit (A)	17,311	15,303
Total loans closed	$671,115	$862,579

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

At September 30, 2024, December 31, 2023 and September 30, 2023, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2024	2023	2023
Multifamily real estate loans as a percent of total regulatory capital of the Bank	226%	238%	243%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	124	137	137

Total CRE concentration	350%	375%	380%

Total CRE concentration as a percentage of regulatory capital continues to steadily decline. Management believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2024			September 30, 2023
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$865,892	$6,107	2.82%	$806,861	$5,170	2.56%
Tax-exempt (A) (B)	—	—	—	1,198	11	3.67
Loans (B) (C):
Residential mortgages	579,949	5,834	4.02	580,951	5,208	3.59
Commercial mortgages	2,381,771	27,362	4.60	2,502,351	27,746	4.44
Commercial	2,159,648	37,588	6.96	2,298,723	37,357	6.50
Commercial construction	22,371	507	9.07	12,346	282	9.14
Installment	73,440	1,267	6.90	56,248	967	6.88
Home equity	38,768	814	8.40	34,250	680	7.94
Other	239	6	10.04	234	7	11.97
Total loans	5,256,186	73,378	5.58	5,485,103	72,247	5.27
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	326,707	3,982	4.88	136,315	1,463	4.29
Total interest-earning assets	6,448,785	83,467	5.18%	6,429,477	78,891	4.91%
Noninterest-earning assets:
Cash and due from banks	7,521			6,954
Allowance for credit losses	(70,317)			(63,625)
Premises and equipment	25,530			23,880
Other assets	139,042			85,582
Total noninterest-earning assets	101,776			52,791
Total assets	$6,550,561			$6,482,268
LIABILITIES:
Interest-bearing deposits:
Checking	$3,214,186	$31,506	3.92%	$2,813,080	$24,318	3.46%
Money markets	833,325	6,419	3.08	771,781	4,458	2.31
Savings	104,293	117	0.45	118,718	75	0.25
Certificates of deposit - retail	512,794	5,540	4.32	415,665	3,459	3.33
Subtotal interest-bearing deposits	4,664,598	43,582	3.74	4,119,244	32,310	3.14
Interest-bearing demand - brokered	10,000	134	5.36	10,000	136	5.44
Certificates of deposit - brokered	7,913	106	5.36	102,777	1,183	4.60
Total interest-bearing deposits	4,682,511	43,822	3.74	4,232,021	33,629	3.18
FHLB advances and borrowings	—	—	—	470,616	6,569	5.58
Finance lease liabilities	1,401	15	4.28	3,863	46	4.76
Subordinated debt	133,449	1,685	5.05	133,163	1,730	5.20
Total interest-bearing liabilities	4,817,361	45,522	3.78%	4,839,663	41,974	3.47%
Noninterest-bearing liabilities:
Demand deposits	1,016,014			990,854
Accrued expenses and other liabilities	124,399			86,598
Total noninterest-bearing liabilities	1,140,413			1,077,452
Shareholders’ equity	592,787			565,153
Total liabilities and shareholders’ equity	$6,550,561			$6,482,268
Net interest income (tax-equivalent basis)		$37,945			$36,917
Net interest spread			1.40%			1.44%
Net interest margin (D)			2.34%			2.28%
Tax equivalent adjustment		$(264)			$(402)
Net interest income		$37,681			$36,515
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2024			September 30, 2023
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$820,594	$16,411	2.67%	$801,535	$14,541	2.42%
Tax-exempt (A) (B)	—	—	—	1,637	49	3.99
Loans (B) (C):
Residential mortgages	578,187	16,836	3.88	556,220	14,433	3.46
Commercial mortgages	2,420,772	81,783	4.50	2,495,175	80,503	4.30
Commercial	2,196,921	112,214	6.81	2,247,803	106,182	6.30
Commercial construction	20,981	1,425	9.06	7,903	536	9.04
Installment	68,605	3,524	6.85	49,214	2,416	6.55
Home equity	37,255	2,298	8.22	33,914	1,903	7.48
Other	218	19	11.62	260	22	11.28
Total loans	5,322,939	218,099	5.46	5,390,489	205,995	5.10
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	225,070	7,922	4.69	147,071	4,452	4.04
Total interest-earning assets	6,368,603	242,432	5.08%	6,340,732	225,037	4.73%
Noninterest-earning assets:
Cash and due from banks	8,384			8,388
Allowance for loan and lease losses	(68,337)			(62,753)
Premises and equipment	24,917			23,850
Other assets	109,152			76,992
Total noninterest-earning assets	74,116			46,477
Total assets	$6,442,719			$6,387,209
LIABILITIES:
Interest-bearing deposits:
Checking	$3,088,218	$88,192	3.81%	$2,739,115	$63,018	3.07%
Money markets	794,297	17,959	3.01	893,567	13,185	1.97
Savings	106,200	302	0.38	128,437	148	0.15
Certificates of deposit - retail	498,353	15,762	4.22	386,488	7,650	2.64
Subtotal interest-bearing deposits	4,487,068	122,215	3.63	4,147,607	84,001	2.70
Interest-bearing demand - brokered	10,000	394	5.25	15,311	469	4.08
Certificates of deposit - brokered	78,042	2,950	5.04	51,916	1,584	4.07
Total interest-bearing deposits	4,575,110	125,559	3.66	4,214,834	86,054	2.72
FHLB advances and borrowings	87,224	3,848	5.88	331,170	13,249	5.33
Finance lease liabilities	2,491	75	4.01	4,179	149	4.75
Subordinated debt	133,377	5,055	5.05	133,090	4,966	4.98
Total interest-bearing liabilities	4,798,202	134,537	3.74%	4,683,273	104,418	2.97%
Noninterest-bearing liabilities:
Demand deposits	959,571			1,066,162
Accrued expenses and other liabilities	101,247			82,215
Total noninterest-bearing liabilities	1,060,818			1,148,377
Shareholders’ equity	583,699			555,559
Total liabilities and shareholders’ equity	$6,442,719			$6,387,209
Net interest income (tax-equivalent basis)		$107,895			$120,619
Net interest spread			1.34%			1.76%
Net interest margin (D)			2.26%			2.54%
Tax equivalent adjustment		$(797)			$(1,205)
Net interest income		$107,098			$119,414
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three month period ended September 30, 2024 compared to September 30, 2023 are shown below:

	For the Three Months Ended September 30, 2024
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$320	$606	$926
Loans	(2,919)	4,050	1,131
Interest-earning deposits	2,293	226	2,519
Total interest income	$(306)	$4,882	$4,576
LIABILITIES:
Interest-bearing checking	$3,597	$3,591	$7,188
Money market	658	1,303	1,961
Savings	(10)	52	42
Certificates of deposit - retail	919	1,162	2,081
Certificates of deposit - brokered	(1,244)	167	(1,077)
Interest bearing demand brokered	—	(2)	(2)
Borrowed funds	(6,569)	—	(6,569)
Capital lease obligation	(26)	(5)	(31)
Subordinated debt	4	(49)	(45)
Total interest expense	$(2,671)	$6,219	$3,548
Net interest income (tax-equivalent basis)	$2,365	$(1,337)	$1,028

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the nine month period ended September 30, 2024 compared to September 30, 2023 are shown below:

	For the Nine Months Ended September 30, 2024
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$163	$1,658	$1,821
Loans	(2,003)	14,107	12,104
Interest-earning deposits	2,662	808	3,470
Total interest income	$822	$16,573	$17,395
LIABILITIES:
Interest-bearing checking	$9,812	$15,362	$25,174
Money market	(829)	5,603	4,774
Savings	(29)	183	154
Certificates of deposit - retail	2,644	5,468	8,112
Certificates of deposit - brokered	927	439	1,366
Interest bearing demand brokered	(187)	112	(75)
Borrowed funds	(10,518)	1,117	(9,401)
Capital lease obligation	(53)	(21)	(74)
Subordinated debt	11	78	89
Total interest expense	$1,778	$28,341	$30,119
Net interest income (tax-equivalent basis)	$(956)	$(11,768)	$(12,724)

Net interest income, on a fully tax-equivalent basis, increased $1.0 million, or 3 percent, for the third quarter of 2024 to $37.9 million from $36.9 million for the same 2023 period. The net interest margin ("NIM") was 2.34 percent and 2.28 percent for the three months ended September 30, 2024 and 2023, respectively, an increase of 6 basis points. For the nine months ended September 30, 2024, the Company recorded net interest income, on a fully tax-equivalent basis, of $107.9 million compared to $120.6 million for the same 2023 period. The NIM was 2.26 percent and 2.54 percent for the nine months ended September 30, 2024 and 2023, respectively, a decrease of 28 basis points. Net interest income, on a fully tax- equivalent basis, and NIM expanded during the quarter ended September 30, 2024, due to the Bank's focus on growing client deposit relationships, which were used to pay down higher cost overnight borrowings. The decrease in net interest income, on a fully tax-equivalent basis, and NIM for the nine months ended September 30, 2024 compared to the same 2023 period, was predominately due to a rapid increase in interest expense mostly driven by higher deposit rates, partially offset by a decrease in the average balance of borrowed funds and an increase in loan yields. The Federal Reserve monetary policy intended to slow inflation has led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This has resulted in an inversion of the U.S. Treasury yield curve driving an increase in deposit and borrowing costs at a faster rate than the yields on interest-earning assets . The Federal Reserve decreased the target Federal Funds rate by 50 basis points at the September Federal Open Market Committee meeting though the impact of these rate cuts had minimal impact on results for the three month period ended September 30, 2024.

The average balance of interest-earning assets increased slightly to $6.45 billion during the third quarter of 2024 from $6.43 billion for the same 2023 period, reflecting an increase of $19.3 million. Average interest-earning assets were $6.37 billion for the nine months ended September 30, 2024 compared to $6.34 billion in the same 2023 period, representing an increase of $27.9 million. The increase in average interest-earning assets included an increase in the average balance of interest-earning deposits of $190.4 million and $78.0 million, respectively, as well as an increase in average investments of $57.8 million and $17.4 million, respectively, for both the three and nine months ended September 30, 2024 as compared to the same 2023 periods. These increases were partially offset by a decline in the average balance of loans for both the three and nine months ended September 30, 2024 of $228.9 million and $67.6 million, respectively, when compared to the same 2023 periods.

The decline in the average balance of loans for the quarter ended September 30, 2024 was primarily driven by a decline in commercial mortgages and commercial loans, offset slightly by growth in installment loans. The average balance of commercial loans declined by $139.1 million, or 6 percent, to $2.16 billion for the quarter ended September 30, 2024 when compared to $2.30 billion for the same 2023 period. The average balance of commercial mortgages for the three months ended September 30, 2024 declined by $120.6 million, or 5 percent, to $2.38 billion when compared to the same 2023 period. These decreases were partially offset by an increase in the average balance of installment loans of $17.2 million to $73.4 million for the quarter ended September 30, 2024 when compared to the same 2023 period. The average balance of loans for the nine months ended September 30, 2024 decreased due to declines in commercial mortgages and commercial loans partially offset by growth in installment loans and residential mortgages. The average balance of commercial loans declined by $50.9 million to $2.20 billion for the nine months ended September 30, 2024 when compared to the same 2023 period. The average balance of commercial mortgages for the nine months ended September 30, 2024 declined by $74.4 million to $2.42 billion when compared to the same 2023 period. Residential mortgages increased by $22.0 million to $578.2 million for the nine months ended September 30, 2024 from $556.2 million for the nine months ended September 30, 2023. The average balance of installment loans increased by $19.4 million to $68.6 million for the nine months ended September 30, 2024 from $49.2 million for the same period in 2023. The decline in the average balance of loans for both the three- and nine-month periods were mostly a result of the Company tightening underwriting guidelines, pay downs of higher rate lines of credit and lower originations due to the higher interest rate environment.

For the quarters ended September 30, 2024 and 2023, the average yields earned on interest-earning assets were 5.18 percent and 4.91 percent, respectively, an increase of 27 basis points. For the nine months ended September 30, 2024 and 2023, the average yield on interest-earning assets were 5.08 percent and 4.73 percent, respectively, an increase of 35 basis points. The increase in yields on interest-earning assets for the three and nine months ended September 30, 2024, was primarily due to the increase in the target Federal Funds rate of 100 basis points during 2023 (525 basis points since the Federal Reserve commenced raising rates in March 2022). This resulted in increases for the three-month periods of 31 basis points on loans to 5.58 percent, of 59 basis points on interest-earning deposits to 4.88 percent and of 26 basis points on investments to 2.82 percent, when comparing the quarter ended September 30, 2024 to the same 2023 period. Increases in the average yields for the nine-month periods were 36 basis points on loans to 5.46 percent, 65 basis points on interest-earning deposits to 4.69 percent and 25 basis points on investments to 2.67 percent.

The average yield on total loans for the three and nine months ended September 30, 2024 compared to the same 2023 periods was driven by an increase in the yield on commercial loans, commercial mortgages and residential mortgages. The yield on commercial loans for the three months ended September 30, 2024 increased 46 basis points to 6.96 percent from 6.50 percent at September 30, 2023. The yield on commercial loans for the nine months ended September 30, 2024 increased 51 basis points to 6.81 percent from 6.30 percent for the same period in 2023. The average yield on commercial loans increased for both the three- and nine-month periods due to an increase in the target Federal Funds rate, which had a greater impact on these loans, that are typically floating rates with short repricing periods. The average yield on commercial mortgages increased 16 basis points to 4.60 percent and 20 basis points to 4.50 percent for the three and nine months ended September 30, 2024, respectively, when compared to the same 2023 periods. The average yield on residential mortgages increased 43 basis points to 4.02 percent and 42 basis points to 3.88 percent, for the three and nine months ended September 30, 2024, respectively, when compared to the same 2023 periods. The increase for both commercial and residential mortgages for the three- and nine-month periods were driven by the origination of loans with higher yields in the current higher interest rate environment. As of September 30, 2024, 30 percent of our loans will reprice within one month, 35 percent within three months and 49 percent within one year.

For the three months ended September 30, 2024, the average balance of interest-bearing liabilities totaled $4.82 billion representing a decrease of $22.3 million from $4.84 billion for the same 2023 period due a decrease in overnight borrowings of $470.6 million to no overnight borrowings at September 30, 2024. This decrease was partially offset by an increase in interest-bearing deposits of $450.5 million to $4.68 billion at September 30, 2024. For the nine months ended September 30, 2024, the average balance of interest-bearing liabilities totaled $4.80 billion representing an increase of $114.9 million from $4.68 billion for the same 2023 period due to an increase in interest-bearing deposits of $360.3 million to $4.58 billion partially offset by a decrease in overnight borrowings of $243.9 million to $87.2 million for the nine months ended September 30, 2024.

The increase in the average balance of interest-bearing deposits for the quarter ended September 30, 2024 compared to the 2023 comparable period was primarily due to an increase in the average balances of interest-bearing checking deposits of $401.1 million, retail certificate of deposits ("CD") of $97.1 million and money market accounts of $61.5 million. The increase in the average balance of interest-bearing deposits for the nine months ended September 30, 2024 compared to the 2023 comparable period was primarily due to increases in the average balances of interest-bearing checking deposits of $349.1 million, retail CDs of $111.9 million and short-term brokered CDs of $26.1 million, partially offset by declines in the average balance of money market and savings accounts of $121.5 million. The increase in interest-bearing checking deposits for the three and nine months ended September 30, 2024 was principally attributable to client demand for FDIC insured products. The Company added short-term brokered CDs to provide additional liquidity and replace brokered deposit run-off. The decrease for the savings and money market accounts for the nine months ended September 30, 2024 included clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. The expansion into New York City is starting to benefit deposit growth and has reduced the Company's reliance on overnight borrowings, brokered deposits and other high cost funding sources while shifting funding into lower cost, relationship deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended September 30, 2024 and 2023, were $1.32 billion and $982.9 million, respectively. Average reciprocal deposit balances for the nine months ended September 30, 2024 and 2023, were $1.20 billion and $809.4 million, respectively. The additional growth for the three and nine months ended September 30, 2024 was directly related to clients' desire for the increased level of FDIC insurance offered by these programs.

At September 30, 2024, uninsured/unprotected deposits were approximately $1.4 billion, or 24 percent of total deposits. This amount was adjusted to exclude $354 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The Company did not have any short-term borrowings during the third quarter of 2024 compared to $470.6 million for the same 2023 period. The average balance of borrowings decreased $243.9 million to $87.2 million for the nine months ended September 30, 2024, compared to $331.2 million for the same 2023 period. The decrease in borrowings for both periods was driven by the growth in client deposits led by the Company’s expansion into New York City, which were used to pay down borrowings.

For the quarters ended September 30, 2024 and 2023, the cost of interest-bearing liabilities was 3.78 percent and 3.47 percent, respectively, reflecting an increase of 31 basis points. The cost of interest-bearing liabilities was 3.74 percent and 2.97 percent for the nine months ended September 30, 2024 and 2023, respectively. The increases for both the three and nine months ended September 30, 2024 were driven by an increase in the average cost of interest-bearing deposits of 56 basis points to 3.74 percent for the third quarter of 2024 and 94 basis points to 3.66 percent for the nine months ended September 30, 2024. The Company benefitted from no short-term borrowing costs in the third quarter of 2024 compared to an average cost of 5.58 percent for the same 2023 period. For the nine months ended September 30, 2024, the average cost of borrowings increased 55 basis points to 5.88 percent from 5.33 percent for the same 2023 period. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio, as clients continue to migrate into higher-yielding alternatives.

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

At September 30, 2024, the Company had investment securities available for sale with a fair value of $682.7 million compared with $550.6 million at December 31, 2023. The increase in investment securities available for sale was due to the use of excess funds for security purchases as deposit growth outpaced loan growth during the first nine months of 2024. A net unrealized loss (net of income tax) of $57.6 million and of $69.2 million related to these securities were included in shareholders’ equity at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024, the Company had investment securities held to maturity with a carrying cost of $103.2 million and an estimated fair value of $92.4 million compared with a carrying cost of $107.8 million and an estimated fair value of $94.4 million at December 31, 2023.

The Company had one equity security (a CRA investment security) with a fair value of $13.4 million and $13.2 million at September 30, 2024 and December 31, 2023, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized gain of $474,000 and $279,000 for the three and nine months ended September 30, 2024, respectively, as compared to an unrealized loss of $404,000 for the three and nine months ended September 30, 2023.

The carrying value of investment securities available for sale and held to maturity as of September 30, 2024 and December 31, 2023 are shown below:

	September 30, 2024		December 31, 2023
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,808	$205,013	$244,794	$197,691
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	476,695	442,082	363,893	320,796
SBA pool securities	24,291	21,413	27,148	23,404
Corporate bond	15,500	14,205	10,000	8,726
Total investment securities available for sale	$761,294	$682,713	$645,835	$550,617
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	37,698	40,000	36,631
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	63,158	54,740	67,755	57,784
Total investment securities held to maturity	$103,158	$92,438	$107,755	$94,415
Total	$864,452	$775,151	$753,590	$645,032

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of September 30, 2024. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$40,579	$113,299	$51,135	$205,013
	—	1.24%	1.56%	1.77%	1.56%
Mortgage-backed securities-residential (A)	50,495	8,675	31,992	350,920	442,082
	5.73%	3.21%	3.11%	3.45%	3.66%
SBA pool securities	—	263	7,508	13,642	21,413
	—	5.37%	2.12%	1.50%	1.75%
Corporate bond	—	—	14,205	—	14,205
	—	—	6.32%	—	6.32%
Total investments available for sale	$50,495	$49,517	$167,004	$415,697	$682,713
	5.73%	1.58%	2.24%	3.15%	2.98%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	40,000	—	—	40,000
	—	1.53%	—	—	1.53%
Mortgage-backed securities-residential (A)	—	—	—	63,158	63,158
	—	—	—	2.17%	2.17%
Total investments held to maturity	$—	$40,000	$—	$63,158	103,158
	—	1.53%	—	2.17%	1.92%
Total	$50,495	$89,517	$167,004	$478,855	$785,871
	5.73%	1.56%	2.24%	3.02%	2.84%

(A)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Service charges and fees	$1,327	$1,319	$8
Bank owned life insurance	390	310	80
Gain on sale of loans (mortgage banking)	15	37	(22)
Gain on sale of SBA loans	365	491	(126)
Corporate advisory fee income	55	85	(30)
Other income	1,162	3,541	(2,379)
Fair value adjustment for CRA equity security	474	(404)	878
Total other income (excluding wealth management income)	$3,788	$5,379	$(1,591)

	For the Nine Months Ended September 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Service charges and fees	$3,994	$3,897	$97
Bank owned life insurance	1,221	912	309
Gain on sale of loans (mortgage banking)	105	73	32
Gain on loans held for sale at lower of cost or fair value	23	—	23
Gain on sale of SBA loans	1,214	2,194	(980)
Corporate advisory fee income	976	180	796
Other income	5,406	7,147	(1,741)
Fair value adjustment for CRA equity security	279	(404)	683
Total other income (excluding wealth management income)	$13,218	$13,999	$(781)

The Company recorded total other income, excluding wealth management fee income, of $3.8 million for the third quarter of 2024 compared to $5.4 million for the same 2023 period, reflecting a decrease of $1.6 million. For the nine months ended September 30, 2024 and 2023, the Company recorded total other income, excluding wealth management fee income, of $13.2 million and

$14.0 million, respectively, reflecting a decrease of $781,000. The decreases were primarily due to income associated with equipment transfers upon the termination of leases, which declined $2.1 million to $225,000 for the three months ended September 30, 2024 from $2.3 million for the same 2023 period and declined $727,000 to $1.9 million for the nine months ended September 30, 2024 from $2.7 million for the same 2023 period.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $365,000 and $491,000 for the quarters ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the Company recorded a gain on the sale of SBA loans of $1.2 million and $2.2 million, respectively. The Company continues to see pressure from market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the third quarter of 2024 of $55,000 compared to $85,000 for the same period ended September 30, 2023. The nine months ended September 30, 2024 included $976,000 of corporate advisory fee income compared to $180,000 for the same 2023 period. The higher amount for the nine months ended September 30, 2024 was related to a corporate advisory/investment banking acquisition transaction completed in the first quarter of 2024.

Income from the back-to-back swap, SBA programs, and corporate advisory fee income are dependent on volume, and thus are typically not consistent from quarter to quarter.

For the quarter ended September 30, 2024, income from the sale of newly originated residential mortgage loans was $15,000 compared to $37,000 for the same period in 2023. The Company recorded income from the sale of newly originated residential mortgage loans for the nine months ended September 30, 2024 and 2023 of $105,000 and $73,000, respectively. The Company continues to be impacted by the industry wide slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income included $225,000 of income by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases for the third quarter of 2024 compared to $2.3 million for the same 2023 period. The nine months ended September 30, 2024 and 2023 included $1.9 million and $2.7 million, respectively, of income related to equipment transfers to lessees upon the termination of leases. Additionally, the Company recorded $845,000 of unused commercial line fees for the quarter ended September 30, 2024 compared to $794,000 for the same 2023 period. Unused line fees were $2.5 million for both the nine months ended September 30, 2024 and 2023. The three and nine months ended September 30, 2024 included $55,000 and $236,000, respectively, of additional income from life insurance proceeds.

The Company recorded a $474,000 of positive fair value adjustment and $404,000 negative fair value adjustment for CRA equity securities in the third quarter of 2024 and 2023, respectively. The nine months ended September 30, 2024 included a $279,000 positive fair value adjustment for CRA equity securities, compared to a $404,000 negative fair value adjustment for the same 2023 period. The increase in 2024 was predominantly due to the underlying assets being tied to medium-term investments and the Federal Reserve's decision to lower interest rates in September 2024.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Compensation and employee benefits	$31,050	$25,264	$5,786
Premises and equipment	5,633	5,214	419
FDIC assessment	870	741	129
Other Operating Expenses:
Professional and legal fees	2,014	1,619	395
Trust department expense	1,064	977	87
Telephone	390	407	(17)
Advertising	340	482	(142)
Amortization of intangible assets	272	339	(67)
Other	3,016	2,370	646
Total operating expenses	$44,649	$37,413	$7,236

	For the Nine Months Ended September 30,		Change
(In thousands)	2024	2023	2024 vs 2023
Compensation and employee benefits	$89,410	$76,204	$13,206
Premises and equipment	16,490	14,317	2,173
FDIC assessment	2,685	2,181	504
Other Operating Expenses:
Professional and legal fees	5,069	4,143	926
Trust department expense	2,938	2,856	82
Telephone	1,182	1,138	44
Advertising	1,308	1,584	(276)
Amortization of intangible assets	816	1,048	(232)
Branch/office restructure	—	175	(175)
Other	7,918	7,033	885
Total operating expenses	$127,816	$110,679	$17,137

Operating expenses for the quarter ended September 30, 2024 and 2023 totaled $44.6 million and $37.4 million, respectively, reflecting an increase of $7.2 million, or 19 percent. Operating expenses for the nine months ended September 30, 2024 increased $17.1 million, or 15 percent, to $127.8 million from $110.7 million for the same 2023 period. The increase in operating expenses for both 2024 periods, when compared to the same prior year periods, was principally attributable to the Company's expansion into New York City, which included the hiring of multiple teams and expenses related to the opening of office and retail space in our Park Avenue location in New York City. The 2024 periods included additional expense associated with annual merit increases and increased employee benefits, increased credit costs, as well as increased office space, computer and software equipment costs related to the New York City expansion. The nine months ended September 30, 2023 included $2.0 million of expense associated with retirements of certain employees and $175,000 of expenses associated with the closure of three retail branch locations.

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

The market value of the assets under management and/or administration (“AUM/AUA”) of Peapack Private was $12.1 billion at September 30, 2024, reflecting a 11 percent increase from $10.9 billion at December 31, 2023 and an increase of 16 percent from $10.4 billion at September 30, 2023. The equity market improved during the first nine months of 2024 and coupled with gross business inflows of $547 million, contributed to the increase in AUM/AUA.

In the September 2024 quarter, Peapack Private generated $15.2 million in fee income compared to $14.0 million for the September 2023 quarter, reflecting an 8 percent increase. For the nine months ended September 30, 2024, Peapack Private generated $46.0 million in fee income compared to $42.0 million in fee income for the same period in 2023, reflecting a 10 percent increase. The increase in fee income for the three and nine months ended September 30, 2024 was largely due to the improved equity and bond markets during the first nine months of 2024 and new business inflows.

Operating expenses relative to Peapack Private, for the three months ended September 30, 2024, increased slightly to $10.0 million as compared to $9.6 million for the third quarter of 2023. Operating expenses relative to Peapack Private, for the nine months ended September 30, 2024, declined to $30.1 million as compared to $30.6 million for the nine months ended September 30, 2023. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

Peapack Private currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of Peapack Private should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2024	2024	2024	2023	2023
Loans past due 90 days or more and still accruing	$—	$—	$35	$—	$—
Nonaccrual loans	80,453	82,075	69,811	61,324	70,809
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$80,453	$82,075	$69,846	$61,324	$70,809

Performing modifications (A)(B)	$51,796	$26,788	$12,311	$248	$248

Loans past due 30 through 89 days and still accruing	$31,446	$34,714	$73,699	$34,589	$9,780

Loans subject to special mention	$113,655	$140,791	$59,450	$71,397	$53,328

Classified loans	$147,422	$128,311	$117,869	$84,372	$94,866

Individually evaluated loans	$79,972	$81,802	$69,530	$60,710	$70,184

Nonperforming loans as a % of total loans (C)	1.51%	1.56%	1.30%	1.13%	1.29%
Nonperforming assets as a % of total assets (C)	1.18%	1.26%	1.09%	0.95%	1.09%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.51%	1.56%	1.30%	1.13%	1.29%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $3.7 million at September 30, 2024, $3.2 million at June 30, 2024, $3.2 million at March 31, 2024, $3.0 million at December 31, 2023 and $3.1 million at September 30, 2023.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in nonperforming assets, performing modifications, loans subject to special mention, classified loans and individually evaluated loans at September 30, 2024 compared to December 31, 2023. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The increase in nonperforming assets since the beginning of 2024 was primarily driven by six multifamily loan relationships that have been classified as nonperforming loans during the current year. The increase in special mention loans was primarily due to an increase in multifamily loans of $51.1 million. There were several loan modifications made during the first nine months of 2024, which included one investment commercial real estate loan, one commercial loan and one equipment finance of $17.3 million, $11.7 million and $10.5 million, respectively, that were completed during the third quarter of 2024. Loans past due 30 through 89 days at September 30, 2024 included $19.7 million of multifamily loans to two sponsors. Subsequent to September 30, 2024 these loans have been placed on nonaccrual status and downgraded to substandard. The increase in classified loans was primarily driven by an increase in multifamily loans of $16.5 million, investment commercial real estate of $17.2 million and commercial loans of $27.6 million when compared to December 31, 2023. The increase in the balance of individually evaluated substandard loans was primarily due to six multifamily relationships totaling $31.8 million that transferred to nonaccrual status during the first nine months of 2024 which was partially offset by the sale of two multifamily individually evaluated loans totaling $15.1 million.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $1.2 million and $5.9 million for the third quarters of 2024 and 2023, respectively. For the nine months ended September 30, 2024 and 2023, the provision for loan losses was $5.8 million and $9.1 million, respectively. The decreased provision for credit losses for the three months ended September 30, 2024, when compared to the three months ended September 30, 2023 was driven by overall slower loan growth and a recovery of approximately $2.1 million, partially offset by additional specific reserves related to certain isolated credits of $1.8 million. The higher provision for credit losses for the third quarter of 2023 was due principally to a specific reserve of $4.5 million for a freight-related credit that was transferred to nonaccrual. The allowance for credit losses (“ACL”) was $71.3 million as of September 30, 2024, compared to $65.9 million at December 31, 2023. The increase in the ACL was primarily related to an increase in the ACL related to multifamily loans, which was driven by the increase in individually evaluated loans of $16.7 million and certain qualitative adjustments in the CECL calculation made during the first nine months of 2024. The allowance for credit losses as a percentage of loans was 1.34 percent at September 30, 2024 compared to 1.21 percent at December 31, 2023. The ACL recorded on individually evaluated loans was $9.7 million at September 30, 2024 compared to $4.5 million as of December 31, 2023. Total individually evaluated loans were $80.0 million and $60.7 million as of September 30, 2024 and December 31, 2023, respectively. The general component of the allowance increased from $61.4 million at December 31, 2023 to $61.6 million at September 30, 2024.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2024	2024	2024	2023	2023
Allowance for credit losses:
Beginning of period	$67,984	$66,251	$65,888	$68,592	$62,704
Provision for credit losses (A)	1,227	3,901	615	5,082	5,944
(Charge-offs)/recoveries, net	2,072	(2,168)	(252)	(7,786)	(56)
End of period	$71,283	$67,984	$66,251	$65,888	$68,592

Allowance for credit losses as a % of total loans	1.34%	1.29%	1.24%	1.21%	1.25%

Collectively evaluated allowance for credit losses as a % of total loans	1.16%	1.14%	1.15%	1.13%	1.10%

Allowance for credit losses as a % of nonperforming loans	88.60%	82.83%	94.85%	107.44%	96.87%
(A)
Excludes a credit of $3,000 at September 30, 2024, a provision of $10,000 at June 30, 2024, a provision of $12,000 at March 31, 2024, a credit of $55,000 at December 31, 2023 and a credit of $88,000 at September 30, 2023 related to off-balance sheet commitments.

The decrease in the allowance for credit losses as a percentage of nonperforming loans was primarily due to the increase in nonperforming loans of $9.6 million to $80.5 million at September 30, 2024 from $70.8 million at September 30, 2023.

INCOME TAXES: Income tax expense for the quarter ended September 30, 2024 was $3.2 million as compared to $3.8 million for the same period in 2023. During the nine months ended September 30, 2024, the Company recorded income tax expense of $9.0 million compared to $15.4 million for the same period in 2023.

The effective tax rate for the three months ended September 30, 2024 was 29.40 percent compared to 30.52 percent for the same quarter in 2023. The effective tax rate was 27.41 percent and 27.67 percent for the nine months ended September 30, 2024 and 2023, respectively.

The nine months ended September 30, 2024 periods included a benefit related to the Company's deferred tax asset associated with a surtax imposed by the State of New Jersey. This benefit was partially offset by adjustments related to the vesting of restricted stock at prices lower than original grant prices in 2024, while 2023 benefited from the vesting of restricted stock at prices higher than original grant prices.

CAPITAL RESOURCES: A solid capital base provides the Company with financial strength and the ability to support future growth and is essential to executing the Company’s current Strategic Plan. The Company’s capital strategy is intended to provide stability to expand its business, even in stressed environments. Quarterly stress testing is integral to the Company’s capital management process.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks and bank holding companies. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

Capital increased as a result of net income of $23.7 million for the nine months ended September 30, 2024. Additionally, during the nine months of 2024, the Company recorded a decrease in accumulated other comprehensive loss of $10.1 million, net of tax. The total accumulated other comprehensive loss declined to $54.8 million as of September 30, 2024, ($57.6 million loss related to the available for sale securities portfolio partially offset by a $2.8 million gain on the cash flow hedges). This was partially offset by the repurchase of 300,000 shares, at an average price of $23.96 through the Company's stock repurchase program at a total cost of $7.2 million and payment of dividends of $2.7 million.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on June 30, 2024 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2024 and December 31, 2023, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a “Community Bank Leverage Ratio” ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent. The Bank did not opt into the CBLR and will continue to comply with the requirements under Basel III. The Bank’s leverage ratio was 10.99 percent at September 30, 2024.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
Total capital (to risk-weighted assets)	$789,954	15.00%	$526,726	10.00%	$421,381	8.00%	$553,062	10.50%

Tier I capital (to risk-weighted assets)	724,038	13.75	421,381	8.00	316,035	6.00	447,717	8.50

Common equity tier I (to risk-weighted assets)	724,026	13.75	342,372	6.50	237,027	4.50	368,708	7.00

Tier I capital (to average assets)	724,038	10.99	329,528	5.00	263,622	4.00	263,622	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital (to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I (to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital (to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2024:
Total capital (to risk-weighted assets)	$800,961	15.19%	N/A	N/A	$421,829	8.00%	$553,651	10.50%

Tier I capital (to risk-weighted assets)	615,486	11.67	N/A	N/A	316,372	6.00	448,194	8.50

Common equity tier I (to risk-weighted assets)	615,474	11.67	N/A	N/A	237,279	4.50	369,101	7.00

Tier I capital (to average assets)	615,486	9.33	N/A	N/A	263,863	4.00	263,863	4.00

As of December 31, 2023:
Total capital (to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital (to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I (to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital (to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the “Reinvestment Plan” can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended September 30, 2024 were purchased in the open market.

On September 25, 2024, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 22, 2024 to shareholders of record on November 7, 2024.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $492.7 million at September 30, 2024. The Company's elevated liquidity position was due to deposit growth of $661.3 million and loan contraction of $113.9 million during the first nine months of 2024. In addition, the Company had $682.7 million in securities designated as available for sale at September 30, 2024. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $590.8 million and $101.1 million as of September 30, 2024, respectively, were pledged to secure public funds and for other purposes required or permitted by law. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of September 30, 2024, the Company had approximately $3.0 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 293 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at September 30, 2024. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of September 30, 2024, the Company had transacted pay fixed, receive floating interest rate swaps totaling $360.0 million in notional amount.

The Company allowed $120.5 million of brokered certificates of deposits to mature during the nine months ended September 30, 2024. These deposits were replaced by lower cost core relationship deposits as of September 30, 2024.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at September 30, 2024.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

ASSET/LIABILITY MANAGEMENT: The Company’s management Asset/Liability Committee (“ALCO”) is responsible for developing, implementing and monitoring asset/liability strategies and advising the Board of Directors on such strategies, as well as the related level of interest rate risk. In this regard, interest rate risk simulation models are prepared on a quarterly basis. These models demonstrate balance sheet gaps and predict changes to net interest income and the economic/market value of portfolio equity under various interest rate scenarios. In addition, these models, as well as ALCO processes and reporting, are subject to annual independent third-party review.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $360.0 million as of September 30, 2024.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2024, $466.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of September 30, 2024. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2024.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2024, net interest income would be flat in year 1 and increase by 2.2 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at September 30, 2024, net interest income would decrease approximately 1.2 percent for year 1 and decrease 4.1 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2024, net interest income would increase approximately 1.1 percent in year 1 and increase by 5.2 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at September 30, 2024, net interest income for year 1 would decrease approximately 3.2 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 9.2 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is asset sensitive as of September 30, 2024 and that net interest income would improve in a rising rate environment, but decline in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2024.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$651,295	$(26,667)	(3.93)%	10.29%	(1)
+100	665,595	(12,367)	(1.82)	10.32	2
Flat interest rates	677,962	—	—	10.30	—
-100	695,466	17,504	2.58	10.35	5
-200	670,831	(7,131)	(1.05)	9.83	(47)

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Further, controls can be circumvented. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions; over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
July 1, 2024 -
July 31, 2024	—	—	$—	277,673
August 1, 2024 -
August 31, 2024	100,000	—	25.92	177,673
September 1, 2024 -
September 30, 2024	—	—	—	177,673
Total	100,000	—	$25.92

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

2024 Phantom Stock Plan.

On February 22, 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan (the “Phantom Stock Plan”), effective as of February 22, 2024, to promote the long-term financial success of the Company and its subsidiaries by providing a means to attract, retain and reward individuals who contribute to such success and to further align their interests with those of the Company’s shareholders. Any employee or director of the Company or a subsidiary selected by the Compensation Committee of the Company’s Board of Directors (the “Committee”) is eligible to participate in the Plan.

Pursuant to the Phantom Stock Plan, the Company may grant phantom stock units and phantom stock appreciation units to eligible participants. A phantom stock unit represents the right to receive a cash payment on the determination date established by the Committee equal to the value of a share of the Company’s stock on the determination date. A phantom stock appreciation unit represents the right to receive a cash payment on the determination date established by the Committee equal to the positive difference between the strike price on the grant date and the tangible book value of a share of the Company’s stock on the determination date.

The awards granted may be subject to either time-based vesting or pre-established performance goals. Unless the Committee determines otherwise, the required period of service for full vesting will generally be three years for all awards, subject to acceleration of vesting in the event of the participant’s death, disability, involuntary termination without cause within two years following the occurrence of a change in control, and retirement. In the event of separation of service (as defined in the Plan) for any reason other than disability, death or termination without cause within two years following the occurrence of a change in control, or retirement, unvested awards will be forfeited. In the event of termination for cause, the awards granted to a participant will expire and be forfeited. Upon separation of service due to disability or death, all awards granted to the participant will become fully vested and payment of the cash value of the awards will be made no later than 75 days after the participant’s separation of service. At the time of an involuntary termination without cause within two years following a change in control, the awards held by a participant will be deemed to have been fully earned and the cash value of outstanding awards will be paid no later than 75 days after the change in control. To the extent vesting of any performance awards is accelerated, vesting will be pro-rata, based target achievement (or actual achievement, if higher) of the performance goals and on the number of completed months in the performance period.

Amended and Restated Deferred Restricted Stock Unit Plan.

On October 2, 2024, the Company adopted the Amended and Restated Peapack-Gladstone Financial Corporation Restricted Stock Unit Deferred Compensation Plan, effective as of October 2, 2024 (the “RSU Deferral Plan”). The RSU Deferral Plan is provided to directors and a select group of management and highly compensated employees, including the named executive officers listed in the Corporation’s proxy statement. Pursuant to the amended and restated plan, prior to the applicable plan year, participants may elect to defer all or a portion of their grants of restricted stock units, phantom stock units, or similar awards to a deferral account maintained on behalf of the participant. Participants are at all times 100% vested in their deferral accounts. Subject to certain limitations designated by the Board of Directors of the Company, a participant may direct the investment of the participant’s deferral account in certain investment funds options or in shares of Company common stock. The deferral account will generally be paid on the earliest to occur of separation from employment, a scheduled distribution date (if elected by the participant), death, disability, or in the event of a change in control (if elected by the participant). The deferral account will be distributed either in a lump sum or in annual installments (of up to 15 years) in accordance with the participant’s pre-established election. If the distribution is due to a scheduled distribution date or retirement (separation from service after age 62); if the distribution is for any other reason, the distribution shall be made in a lump sum payment.

The foregoing descriptions of the Phantom Stock Plan and the RSU Deferral Plan do not purport to be complete and are qualified in their entirety by reference to the Phantom Stock Plan, form of time-based Phantom Stock Unit Award Agreement, form of performance-based Phantom Stock Unit Award Agreement, and the RSU Deferral Plan, copies of which are included as Exhibits 10.1, 10.2, 10.3 and 10.4, respectively, to this report on Form 10-Q and incorporated by reference into this Item 5.

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

10.1	Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan.

10.2	Form of Time-Based Phantom Stock Unit Award Agreement under the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan.

10.3	Form of Performance-Based Phantom Stock Unit Award Agreement under the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan.

10.4	Amended and Restated Peapack-Gladstone Financial Corporation Restricted Stock Unit Deferred Compensation Plan.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Frank A. Cavallaro, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 7, 2024	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2024	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)