Form 10-K
period 2024-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2025-03-12
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $374 million on June 30, 2024.

As of March 3, 2025, 17,596,195 shares of no par value Common Stock were outstanding.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Livingston, New Jersey USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2025 Annual Meeting of Shareholders (the “2025 Proxy Statement”) are incorporated by reference into Part III. The Company expects to file the 2025 Proxy Statement within 120 days of December 31, 2024.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2024

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

The Corporation

Peapack-Gladstone Financial Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company was organized under New Jersey law in 1997 by the Board of Directors of Peapack-Gladstone Bank, which changed its name to Peapack Private Bank & Trust effective January 1, 2025 (“Peapack Private”) The Bank is its principal subsidiary. The Bank is a state-chartered commercial bank founded in 1921 under New Jersey laws. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey and in New York City and its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack Private is committed to offering unparalleled client service.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 18 locations. Internet banking, including an online bill payment option and mobile phone banking, is also available.

Available Information

Peapack-Gladstone Financial Corporation is a public company, and files interim, quarterly and annual reports with the Securities and Exchange Commission (the “SEC”). These reports and any amendments to these reports are available for free on the SEC’s website, www.sec.gov, and on our website, www.peapackprivate.com, as soon as reasonably practical after they have been filed with or furnished to the SEC. Information on our website should not be considered a part of this Annual Report on Form 10-K.

Human Capital Resources

We believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our clients. As of December 31, 2024, we had 620 full-time and part-time employees, with 294 at our corporate headquarters, 92 in our New York office, 86 in our branch offices and 148 in other locations. We believe that we have good relationships with all of our employees.

Hiring and Promotion

We look to hire internally for positions whenever possible. When this is not the case, we source candidates from multiple avenues, including referrals, and utilize online platforms such as LinkedIn, Indeed, Monster, Circa, the New Jersey Department of Labor website and our own corporate website. We also post advertisements at our branch locations, participate in on-site career fairs, and reach out to local community organizations to promote open positions. Additionally, we meet with local colleges and host career workshops for students to further develop our talent pool. This approach has improved our brand awareness in the community and our ability to diversify our employee base.

Talent Development

Continuous development and career growth of our employees is a primary focus. We conduct regular talent reviews for the purpose of succession planning and developing our employees. In addition to regulatory training, we offer ethics and subject matter training regularly. On an annual basis, we offer career development, performance enhancement and leadership development opportunities. Experiential learning opportunities are also available on an individualized basis. We maintain a mentorship program and a company-wide recognition program in which all employees can participate. Our President and CEO hosts a monthly company update accessible to all employees. Tuition reimbursement, up to $10,000 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We conduct an annual employee engagement survey by utilizing the American Banker ‘Best Banks to Work for Survey’, a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, satisfaction, pay and benefits and overall engagement. We review the detailed results to identify areas to improve. We invite all employees to participate and have received a high level of survey participation. Based on our survey results, we have been awarded recognition as one of American Banker's ‘Best Banks to Work For’ for the previous seven years (2018-2024).

Diversity, Equity and Inclusion

We are an employer that supports diversity, equity and inclusion in our workplace. Our strategy focuses on maintaining hiring levels that are representative of the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to cultivate a more diverse workforce, with focus in the areas of brand awareness and sourcing, recruiting and hiring, cultural awareness and appreciation, and furthering our development opportunities for all employees.

Our Cultural Ambassador Committee, established in 2019, consists of non-executive employees and is sponsored by our CEO, Chief Human Resource Officer and our President of Commercial Banking. The Committee was created to sustain and evolve our corporate culture through ongoing communication, awareness, engagement and advocacy of our core principles, including diversity, inclusion and volunteerism. We have six employee resource groups, focusing on areas such as wellness, the environment, volunteerism, and diversity and inclusion.

Additionally, we maintain an Anti-Discrimination and Harassment Policy as well as a workplace harassment training course which must be completed annually by all employees.

Employee Health and Safety

The safety, health and well-being of our employees and clients is extremely important to us. Employees are permitted a new flexible work arrangement offered by management provided their performance remains in good standing. The combination of working remotely and in the office helps maintain a healthier workplace and enables employees to continue to be productive, completing tasks with less interruption when remote, while still having the opportunity to collaborate with peers in the workplace. Virtual meeting and teleconference platforms continue to be utilized to maintain a safe and productive work environment.

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

Work/life balance is an important part of our culture, and in support of this, we offer a broad list of benefits for eligible employees, which includes a comprehensive suite of health insurance benefits, paid time off, maternity and paternity leave, employee assistance programs, retirement planning and 401(k) Plan participation with a generous company match. Wellness programs are deeply embedded in our culture and other ancillary benefits such as pet insurance, identity protection coverage and supplemental insurance are provided.

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and clients. Our employees are generous with their time in their support of local organizations. In 2024, we performed over 1,600 hours of service and provided financial support to more than 330 charitable organizations. We are proud to be known and recognized locally and nationally for our community involvement.

Peapack Private Bank & Trust Wealth Management Division

The Wealth Management Division is a New Jersey-chartered trust and investment business with $11.9 billion of assets under management and/or administration as of December 31, 2024. It is headquartered in Bedminster, New Jersey with additional wealth management locations throughout New Jersey in Morristown, Princeton, Red Bank, Summit and Teaneck, and in New York City, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware. The wealth management division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

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

Our Markets

Our current market is defined as the New Jersey, New York, and Pennsylvania metropolitan statistical area, with our primary market areas being in New Jersey and New York. According to estimates from the United States Census Bureau, as of 2019-2023, New Jersey had a total population exceeding 9.5 million and a median household income of $101,050, and Somerset County, where we are headquartered, is one of the wealthiest counties in New Jersey, with a median household income of $135,960; compared to a U.S. median household income of $78,538. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

In 2022, we initiated the “Refining Our Strategy” phase of our Strategic Plan, a natural evolution of the groundwork set forth in 2013. Almost ten years after the launch and successful execution of the “Expanding Our Reach” strategy, we recognized refinements were necessary to address several industry headwinds that assume:

•
margin pressure is likely to continue for the foreseeable future given the expansion of digital banks and nature of economic cycles, including the current economic climate with a continued flattening or inversion of the yield curve, elevated interest rates, and intense competition for deposits, especially locally;
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

The major bank failures in early 2023 heightened awareness around liquidity and balance sheet management, and competition for core funding. Due to this, we believe it is more important than ever to remain grounded in our relationship-based approach while continuing to diversify our business model further. In 2024, we took a significant step forward to expand throughout the metropolitan New York region. By hiring very experienced professionals in sales, client service, operations, compliance, credit and risk management, we focused on generating core deposits and saw remarkable success in 2024 production with no signs of momentum slowing as we enter into 2025. These strategic decisions have positioned us well to address the headwinds noted above and continue to become the preferred alternative to the large banks in the region.

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
•
a highly efficient branch network and deposit gathering processes;
•
a strong balance sheet and measured approach to prudently deploy capital;
•
a continued expansion of our footprint to include areas that naturally fit with our geography and/or business model;
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

Bank Regulation

As a New Jersey-chartered commercial bank, the Bank is subject to the regulation, supervision, and examination by the New Jersey Department of Banking and Insurance (“NJDOBI”). As a Federal Reserve member bank, the Bank is also subject to regulation, supervision and examination by the Federal Reserve Board (“FRB”) as its primary federal regulator. The regulations of the FRB and the NJDOBI impact virtually all of our activities, including the minimum levels of capital we must maintain, our ability to pay dividends, our ability to expand through new branches or acquisitions and various other matters.

Holding Company Supervision

The Company is a bank holding company and periodically examined within the meaning of the Bank Holding Company Act. As a bank holding company, the Company is supervised by the FRB and is required to file reports with the FRB and provide such additional information as the FRB may require.

The Bank Holding Company Act prohibits the Company, with certain exceptions, from (i) acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and (ii) from engaging in any business other than banking, managing and controlling banks, or furnishing services to subsidiary banks. However, the Company may apply to engage in, or own shares of companies engaged in, certain businesses found by the FRB to be so closely related to banking “as to be a proper incident thereto.” The Bank Holding Company Act requires prior approval by the FRB of the acquisition by the Company of more than five percent of the voting stock of any additional bank. Generally, federal regulatory approval to make acquisitions requires as prerequisites satisfactory capital ratios, Community Reinvestment Act ratings and anti-money laundering policies, among other things. Federal law provides that a bank holding company must act as a source of financial and managerial strength to its subsidiary banks and commit resources to support the subsidiary banks in circumstances in which it might not do so absent that law. Acquisitions through the Bank require the approval of the FRB and the NJDOBI.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

The Dodd-Frank Wall Street Report and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) significantly changed bank regulation and affected the lending, investment, trading and operating activities of depository institutions and their holding companies. The Dodd-Frank Act also created the Consumer Financial Protection Bureau (the “CFPB”) with extensive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions. The CFPB also has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as Peapack Private, continue to be examined for compliance with consumer protection-related laws and regulations by their applicable federal bank regulators.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. The Company and the Bank were in compliance with the capital requirements, including the capital conservation buffer, as of December 31, 2024.

Federal law requires that federal bank regulatory authorities take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. The FRB maintains regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0 percent or greater, a Tier 1 risk-based capital ratio of 8.0 percent or greater, a leverage ratio of 5.0 percent or greater, and a CET1 ratio of 6.5 percent or greater. An institution is deemed to be “adequately capitalized” if it has a total risk-based capital ratio of 8.0 percent or greater, a Tier 1 risk-based capital ratio of 6.0 percent or greater, a leverage ratio of 4.0 percent or greater, and a CET1 ratio of 4.5 percent or greater. An institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8.0 percent, a Tier 1 risk-based capital ratio of less than 6.0 percent, a leverage ratio of less than 4.0 percent, or a CET1 ratio of less than 4.5 percent. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0 percent, a Tier 1 risk-based capital ratio of less than 4.0 percent, a leverage ratio of less than 3.0 percent, or a CET1 ratio of less than 3.0 percent. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0 percent.

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2024 under the “prompt corrective action” regulations in effect as of such date.

The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the "Relief Act") required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9 percent for 2022 and thereafter. Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well capitalized.” The Bank has not elected to measure its capital adequacy using the community bank leverage ratio.

Insurance of Deposit Accounts

The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC. Deposit accounts in the Bank are insured up to $250,000 for each separately insured depositor per account ownership category.

The FDIC charges insured depository institutions ("IDI") premiums to maintain the DIF. Under the risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

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

An insured institution’s deposit insurance may be terminated by the FDIC upon an administrative finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, order or regulatory condition imposed in writing. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Community Reinvestment Act

Pursuant to the federal Community Reinvestment Act (the “CRA”), the Bank is obligated, consistent with safe and sound banking practices, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The FRB periodically assesses the Bank’s record of performance under the CRA and issues one of the following ratings: “Outstanding,” “Satisfactory,” “Needs to Improve,” or “Substantial Noncompliance.” The most recently completed evaluation of the Bank’s performance under the CRA was conducted by the FRB in 2024 and resulted in an overall rating of “Satisfactory.” On October 24, 2023, the FDIC, the FRB, and the Office of the Comptroller of the Currency issued a final rule to strengthen and modernize the federal CRA regulations. Under the final rule, banks with assets of at least $2 billion as of December 31 in both of the prior two calendar years will be a “large bank.” The agencies will evaluate large banks under four performance tests: the Retail Lending Test, the Retail Services and Products Test, the Community Development Financing Test, and the Community Development Services Test. Under the regulations, the applicability date for the majority of the provisions is January 1, 2026, and additional requirements will be applicable under the regulations on January 1, 2027. On March 29, 2024, a federal court in the Northern District of Texas issued a preliminary injunction of the new CRA regulations, enjoining the federal banking agencies from enforcing the regulations against the plaintiff bank industry trade groups, and extending the regulations' implementation dates day-for-day for each day the injunction is in place.

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

The FRB policies require, among other things, that a bank holding company must maintain a minimum capital base and serve as a source of strength to its subsidiary banks. The FRB by supervisory letters has advised holding companies that it is has supervisory concerns when the level of dividends is too high and that it would seek to prevent dividends if the dividends paid by a holding company exceeded its earnings. The FRB would most likely seek to prohibit any dividend payment that would reduce a holding company’s capital below these minimum amounts. FRB policy also provides for regulatory review prior to a holding company (i) redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses, or (ii) redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. In addition, the FRB staff has recently begun interpreting its regulatory capital regulations to require holding companies to receive FRB approval prior to any repurchases or redemptions of its common shares.

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

•
Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
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
•
Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
•
Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected.

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
•
Regulations of the Office of Foreign Assets Control that enforce economic and trade sanctions programs based on United States foreign policy and national security goals; and
•
Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts.

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

Inflation can have an adverse impact on our business and on our customers.

Inflation risk is the risk that the value of assets or income from investments will be worth less in the future as inflation decreases the value of money. The Federal Reserve Board raised certain benchmark interest rates to combat inflation. However, in September, the FRB reduced rates by 50 basis points and by an additional 25 basis points in November and

December. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be more pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, any of which, could adversely affect our business, financial condition and results of operations.

Interruption of our customer's supply chains and federal funding could negatively impact their business and operations and impact their ability to repay their loans.

Any material interruption in our customers' supply chains, such as a material interruption of the resources required to conduct their business, such as those resulting from interruptions in service by third-party providers, trade restrictions, such as increase tariffs or quotas, embargoes or customs restrictions, reductions in federal subsidies or grants, social or labor unrest, natural disasters, epidemics or pandemics or political disputes and military conflicts, that cause a material disruption in our customers' supply changes, could have a negative impact on their business and ability to repay their borrowings with us. in the event of disruptions in our customers' supply chains, the labor and materials they rely on in the ordinary course of business may not be available at reasonable rates or at all. Additionally, changes in distribution of federal funds or freezing of federal funds, including reductions in federal workforce causing unemployment, could have an adverse effect on the ability of consumers and businesses to pay debts and/or affect the demand for loans and deposits.

Risks Related to Lending Matters

Our exposure to credit risk could adversely affect our earnings and financial condition.

There are certain risks inherent in making loans, including risks that the principal of or interest on the loan will not be repaid timely or at all or that the value of any collateral securing the loan will be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business and local, regional and national market and economic conditions. Our risk management practices, such as monitoring the concentration of our loans within specific industries and our credit approval practices, may not adequately reduce credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic, interest rate or any other conditions affecting clients and the quality of the loan portfolio. Finally, many of our loans are made to small- and medium-sized businesses that are less able to withstand competitive, economic and financial pressures than larger borrowers. A failure to effectively measure and limit the credit risk associated with our loan portfolio could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our concentrations of loans in certain industries could have adverse effects on credit quality.

As of December 31, 2024, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $95.3 million, or 1.7 percent of total loans; and (ii) borrowers in the retail industry of $210.6 million, or 3.8 percent of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The performance of our New York multifamily real estate loans could be adversely impacted by regulation.

New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. As a result, the value of the collateral located in New York securing our multifamily loans or the future net operating income of such properties could potentially become impaired. Moreover, following Covid, New York City rent regulated buildings have had an increased level of non-paying tenants with a very protracted eviction process, which has negatively impacted rent collections. At December 31, 2024, our total multifamily rent regulated exposure in New York was approximately $939 million, or 17 percent, of the total loan portfolio.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain allowances for credit losses on loans and off-balance sheet credit exposures. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current economic conditions, and reasonable and supportable forecasts. The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; inflation; changes in interest rates; new information regarding existing loans, credit commitments and securities holdings; identification of additional problem loans ratings and downgrades, and other factors, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if any charge-offs related to loans or off-balance sheet credit exposures in future periods exceed our allowances for credit losses on loans or off-balance sheet credit exposures, we will need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

Our commercial real estate loan and commercial C&I portfolios expose us to greater risks than other mortgage loans.

Our loan portfolio includes commercial real estate loans for individuals and businesses for various purposes. The repayment of these loans typically depends upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. This may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by residential real estate because the collateral securing these loans typically cannot be liquidated as easily as residential real estate. If we foreclose on these loans, our holding period for the collateral typically is longer than for a single or multifamily residential property because there are fewer potential purchasers of the collateral. Additionally, commercial real estate loans generally involve relatively large balances to single borrowers or related groups of borrowers. Accordingly, charge-offs on commercial real estate loans may be larger on a per loan basis than those incurred with our residential or consumer loan portfolios. Unexpected deterioration in the credit quality of our commercial real estate loan portfolio may require us to increase our provision for credit losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

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

Federal bank regulatory agencies have promulgated joint guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, the Bank had a concentration in commercial real estate lending, as such loans represented 347 percent of total bank capital as of December 31, 2024. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flow from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent with their interpretation of the guidance that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

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

Our net income depends primarily upon our net interest income, which is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. We expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, unemployment, money supply, governmental policy, domestic and international events and changes in the United States and other financial markets.

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

At December 31, 2024, the Company maintained a debt securities portfolio of $886.2 million, of which $784.5 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). A decrease can occur even though the securities are not sold.

Other Risks Related to Our Business

We are exposed to the risks of public health issues, natural disasters, severe weather, acts of war or terrorism, government shutdowns, geopolitical events and other potential external events.

We are exposed to the risks of public health issues, natural disasters, pandemics, severe weather, acts of war or terrorism, and other potential external events, any of which could have a significant impact on our ability to conduct business. In addition, such events could: impair the ability of borrowers to qualify for loans and/or repay their obligations, impair the value of collateral securing loans; cause depositors to withdraw funds; cause wealth management clients to withdraw assets under management; and/or cause us to incur additional expenses. Further, any of these events could affect the financial markets in general, causing a diminishment in the market value of assets under management for our wealth management clients and/or cause a yield curve not advantageous to the Company or the banking industry in general. Any of the above could have a material adverse effect on our financial condition and/or results of operations. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict.

The soundness of other financial institutions could adversely affect us.

Our ability to engage in routine transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interconnected as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, investment banks, commercial banks, and other institutional clients. Some of these transactions expose us to credit risk if there is a default by our client or counterparty. Additionally, our credit risk may be impaired when collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

The fiscal, monetary and regulatory policies of the federal government and its agencies could adversely affect the Company’s business, financial condition, and results of operations.

In addition to being affected by general economic conditions, the Company’s earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments of the discount rate and changes in banks’ reserve requirements against certain transaction account deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. The FRB's policies determine in large part the cost of funds for lending and investing and the return earned on those loans and investments, both of which affect our net interest margin. its policies can also adversely affect borrowers, potentially increasing the risk that they may fail to repay their loans. The monetary policies and regulations of the FRB have had a significant effect on the overall economy and the operating results of financial institutions in the past and are expected to continue to do so in the future.

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increase or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur of the manner in which any future changes may affect our business, financial condition and results of operations.

Risks Related to Capital

We may need to raise additional capital in the future, which may not be available when needed or available on acceptable terms.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on its financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, the ability to further expand its operations could be materially impaired. Further, if we raise capital through the issuance of additional shares of our common stock, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

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

The application of more stringent capital requirements could, among other things, require us to maintain higher capital resulting in lower returns on equity and could require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. See Part I, Item1, “Business - Capital Requirements.”

Potential acquisitions may disrupt our business and dilute shareholder value.

We regularly evaluate opportunities to acquire and invest in banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including on our short- and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders' ownership interest and the per share book value of our common stock. Further, an acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

Our acquisition activities could involve a number of additional risks, including the risks of:

•
Incurring time and expense associated with identifying and evaluating and negotiating potential transactions;
•
Using estimates and judgments to evaluate credit, operations, management, and market risks with respect to the target institution or its assets, which later prove to be inaccurate;
•
The time and expense required to integrate the operations and personnel of the combined businesses;
•
Creating an adverse short-term effect on our results of operations;
•
Failing to realize related revenue synergies and/or cost savings within expected time frames; and
•
Losing key employees and customers or a reduction in our stock price as a result of an acquisition that is poorly received.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisition. Our inability to overcome these risks could have an adverse effect on our ability to achieve our business strategy and could have an adverse effect on our financial condition and results of operations.

Our ability to pay dividends to our common shareholders is limited by law.

Since the principal source of income for the Company is dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, as amended. Under that Act, the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. The Company is also subject to Federal Reserve Board policies, which may, in certain circumstances, limit its ability to pay dividends. The Federal Reserve Board policies require, among other things, that a bank holding company maintain a minimum capital base and the Federal Reserve Board in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The Federal Reserve Board would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

Risks Related to Liquidity

We may lose lower-cost funding sources, which may affect our profitability.

Checking, savings, and money market deposit account balances and other forms of client deposits can decrease when clients perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The competition for customers is strong and customers are increasingly seeking investments with higher rates. If clients move money out of bank deposits and into other investments, we would lose a relatively low-cost source of funds and have to replace them with higher cost funds, thus increasing our funding costs and reducing our net interest income and net income. The Bank does have certain deposits with high dollar balances which are subject to volatility. Customers with large average deposits may move these deposits for operational needs, investment opportunities or other reasons, which could require the Bank to pay higher interest rates to retain these deposits or use higher rate borrowings as an alternative funding source.

A lack of liquidity could adversely affect the Company’s financial condition and results of operations.

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which are strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and loans and borrowings from the FHLB of New York. The Company also has an available line of credit with the FRB discount window. The Company also may borrow funds from third-party lenders, such as other financial institutions. The Company’s access to funding sources in amounts adequate to finance or capitalize its activities, or on terms that are acceptable, could be impaired by factors that affect the Company directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry, a decrease in the level of the Company’s business activity as a result of a downturn in markets or by one or more adverse regulatory actions against the Company.

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

Although we take protective measures to maintain the confidentiality, integrity and availability of information, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of our systems and global payments infrastructure of those of our fintech partners and processors could result in: losses to us and our customers; loss of business and/or customers; damage to its reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; an inability to grow our online services or other businesses; additional regulatory scrutiny, investigation or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Although the impact to date for these types of events has not had a material impact on us, we cannot be sure this will be the case in the future.

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

The Company has a standing Information Technology Committee. The Chief Information Officer is the primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. The Company also engages outside consultants to support its cybersecurity efforts. One of our directors has significant experience in cybersecurity, security engineering and compliance. Our other directors do not have significant experience in cybersecurity risk management in other business entities comparable to the Company and rely on the Chief Information Officer and other consultants for cybersecurity guidance.

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

Due to strong competition, our wealth management business may not be able to attract and retain clients. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms with which we compete, including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have. Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Peapack Private Bank & Trust's risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology, our expansion of Internet and mobile banking tools, an increased level of employees working remotely and the potential of cyber threats. Peapack Private's Information Security Officer is primarily responsible for cybersecurity and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Information Technology Steering Committee and Peapack Private’s board of directors.

Our objective for managing cybersecurity risk is to avoid or minimize the impact of external threat events or other efforts to penetrate, disrupt or misuse Peapack Private systems or information. The structure of our information security program is designed around the National Institute of Standards and Technology Cybersecurity Framework, regulatory guidance, and other industry standards. In addition, we leverage information from certain industry and government associations, third-party benchmarking, audits, and threat intelligence feeds to facilitate and promote program effectiveness. The Bank’s Information Security Officer and Chief Information Officer, who reports directly to the Chief Operating Officer, along with other key members of their teams, regularly collaborate with peer banks, industry groups, and policymakers to discuss cybersecurity trends and issues and identify best practices. The information security program is periodically reviewed by such personnel with the goal of addressing changing threats and conditions.

We employ an in-depth, layered, defensive strategy that embraces a “trust by design” philosophy when designing new products, services, and technology. We leverage people, processes, and technology as part of the Bank’s efforts to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools designed to monitor, block, and provide alerts regarding suspicious activity, as well as to report on suspected advanced persistent threats. We have established processes and systems designed to mitigate cyber risk, including on-going education and training for employees, preparedness simulations and tabletop exercises, and recovery and resilience tests. We engage in regular assessments of our infrastructure, software systems, and network architecture, using internal cybersecurity experts and third-party specialists. We also maintain a third-party risk management program designed to identify, assess, and manage risks, including cybersecurity risks, associated with external service providers and the Bank’s supply chain. We also actively monitor our email gateways for malicious phishing e-mail campaigns and monitor remote connections as a significant portion of our workforce has the option to work remotely. We leverage internal and external auditors and independent external partners to periodically review our processes, systems, and controls, including with respect to the Bank’s information security program, to assess their design and operating effectiveness and make recommendations to strengthen the Bank’s risk management program.

We maintain an Incident Response Plan that provides a documented framework for responding to actual or potential cybersecurity incidents, including timely notification of and escalation to the Bank’s Information Technology Steering Committee as well as the board of directors. The Incident Response Plan is coordinated through the Information Security Officer and key members of management are embedded into the Plan by its design. The Incident Response Plan facilitates coordination across multiple parts of the Bank’s organization and is evaluated at least annually.

Notwithstanding our defensive measures and processes, the threat posed by cyber-attacks is severe. The Bank’s internal systems, processes, and controls are designed to mitigate loss from cyber-attacks and, while we have experienced cybersecurity incidents in the past, to date, risks from cybersecurity threats have not materially affected the Company, including its business strategy, results of operations, or financial condition.

Governance

Peapack Private’s Chief Information Officer, Chief Technology Officer, and Information Security Officer are accountable for managing and ensuring compliance with the Bank’s information security program. Included in the responsibilities of this management team is the oversight and the administration of the cybersecurity risk assessment, defense operations, incident response, vulnerability assessment, threat intelligence, identity access governance, third-party risk management, and business resilience.

The Bank’s board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology and cyber-related business impact. This committee provides oversight and governance of the technology program and the information security program. The committee is chaired by managers within the enterprise information technology department and include the Chief Information Officer, Chief Technology Officer, and Information Security Officer. The committee meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings may occur to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Bank’s board of directors.

The Bank’s board of directors are responsible for overseeing Peapack Private’s information security and technology programs, including management’s actions to identify, assess, mitigate, and remediate or prevent material cybersecurity issues and risks. The Bank’s Information Security Officer, Chief Information Officer, and Chief Technology Officer provide reports to the Bank’s board of directors regarding the information security program, technology program, key enterprise cybersecurity initiatives, and other matters relating to cybersecurity processes. The board of directors reviews and approves our information security program, technology budgets, and strategies annually.

Item 2. PROPERTIES

The Company owns eight branches and leases eight branches. The Company also leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton and Teaneck, New Jersey and New York City and wealth offices in Greenville, Delaware, Morristown, New Providence, Red Bank and Summit, New Jersey and Bonita Springs, Florida.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 3, 2025, there were approximately 1,206 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2019 (Five Year Total Return Performance), in (a) the Company’s common stock; (b) the KBW NASDAQ Regional Banking Index (top 50 U.S. banks); and (c) the Proxy Peer Group. The graph is calculated assuming that all dividends are reinvested during the relevant periods.

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

The Peer Group consists of: Arrow Financial Corporation, Cambridge Bancorp, Customers Bancorp, Inc., Dime Community Bancshares, Inc., Eagle Bancorp, Inc., Enterprise Bancorp, Inc., Lakeland Bancorp, Inc. (included through 5/15/2024 when it was acquired by Provident Financial Services), OceanFirst Financial Corp., Orrstown Financial Services, Inc., Peoples Financial Services Corp., Provident Financial Services, Inc., Sandy Spring Bancorp, Inc., The First of Long Island Corporation, Tompkins Financial Corporation, Univest Financial Corporation, and Washington Trust Bancorp, Inc.

The Company believes each of these indexes/groups are more closely aligned with the operations of the Company.

	Period Ended
Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Peapack-Gladstone Financial Corporation	$100.00	$74.42	$116.48	$123.17	$99.38	$107.60
KBW NASDAQ Regional Banking Index	100.00	91.29	124.74	116.10	115.64	130.90
Peer Group	100.00	81.50	123.32	103.05	95.55	103.79

Stock Repurchases

The following table sets forth information for the quarter ended December 31, 2024 with respect to common shares repurchased and common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2024 -
October 31, 2024	—	—	$—	177,673
November 1, 2024 -
November 30, 2024	—	—	—	177,673
December 1, 2024 -
December 31, 2024	—	451	35.37	177,673
Total	0	451	$35.37
(1)
Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and vesting of restricted stock awards. These shares are repurchased pursuant to the terms of the applicable plan and not under the Company's stock repurchase plan.
(2)
The Company's 2023 Stock Repurchase Plan expired on December 31, 2024.

Sales of Unregistered Securities

On September 1, 2019, the Company acquired Point View, a registered investment adviser (“RIA”) in Summit, New Jersey, which had approximately $325 million of assets under management at closing for cash and stock due on closing, and contingent post-closing payments of common stock based upon Point View’s post-acquisition performance. The contingent payments, to the extent earned, were payable on or about September 15 of 2020, 2021, 2022 and 2023. The Company issued 14,220 shares of Company common stock to the Point View shareholder on each of September 17, 2021, and September 19, 2022. On August 8, 2023, the Company issued 19,197 shares of Company common stock to the Point View shareholder. These Company shares were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”) in reliance on Section 4(a)(2) of the Securities Act.

Item 6. [RESERVED]

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT CONCERNING FORWARD LOOKING STATEMENTS: This Annual Report on Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence, strategies and expectations about new and existing programs and products, investments, relationships, financial results and operations, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect,” “look,” “believe,” “anticipate,” “may,” or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, but are not limited to:

•
our ability to successfully grow our business and implement our strategic plan, including our ability to generate revenues to offset the increased personnel and other costs related to the strategic plan;
•
the impact of anticipated higher operating expenses in 2025 and beyond;
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
•
the imposition of tariffs or other domestic or international governmental policies;
•
successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•
higher than expected FDIC insurance premiums;
•
adverse weather conditions;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
our inability to successfully generate new business and brand recognition in new geographic markets, including our expansion into New York City;
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

The Company's determination of the allowance for credit losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in the methodology for determining the allowance for credit losses or in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are periodically reviewed with the Audit Committee and the Board of Directors.

On January 1, 2022, the Company adopted ASU 2016-13 (Topic 326), which replaced the incurred loss methodology with current expected credit losses ("CECL") for financial instruments measured at amortized cost and other commitments to extend credit. The allowance for credit losses is a valuation allowance of Management’s estimate of expected credit losses in the loan portfolio. The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis, which considers available information from internal and external sources related to past loan loss and prepayment experience and current conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors, including available published economic information, in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include, among others, changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition and legal and regulatory requirements, among others. The allowance is available for any loan that, in Management’s judgment, should be charged off.

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and the boroughs of New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company’s quantitative component of its allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input in our calculation of the allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2024, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $23 million under sole consideration of an adverse Moody’s economic forecast, which when stressed, resulted in the national unemployment rate increasing to 8.2 percent and negative growth for national GDP of approximately 2.5 percent. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly allowance calculation process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile, size and composition of the loan portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

The Company accounts for its debt securities in accordance with ASC 320, “Investments - Debt Securities” and equity securities in accordance with ASC 321, “Investments – Equity Securities”. All securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income/(loss), net of tax. Securities classified as held to maturity are carried at amortized cost. The Company’s investment in a CRA investment fund is classified as an equity security. In accordance with ASU 2016-01, “Financial Instruments” unrealized holding gains and losses for equity securities are marked to market through the income statement.

OVERVIEW: The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

For the year ended December 31, 2024, the Company recorded net income of $33.0 million, and diluted earnings per share of $1.85, compared to $48.9 million and $2.71, respectively, for 2023, reflecting decreases of $15.9 million, or 32 percent, and $0.86 per share, or 32 percent, respectively. During 2024, the Company continued to focus on executing its Strategic Plan, which included ongoing investment in our private banking model. During 2024, the Company hired a team of experienced professionals to gain entry into the New York City market. The Company's New York City initiative has resulted in approximately $950 million in new customer relationship deposits. The Strategic Plan calls for expansion of the Company’s wealth management business, organically and through acquisitions, and also expansion of the Company’s commercial and industrial (“C&I”) lending platform, through the use of private bankers, who lead with deposit gathering and wealth management discussions.

The following are selected highlights from 2024:

•
At December 31, 2024, the market value of assets under management and/or administration, through the Peapack Private Wealth Management Team, was $11.9 billion, reflecting an increase of 9 percent from $10.9 billion at December 31, 2023.
•
Wealth Management fee income was $61.5 million in 2024, which comprised 27 percent of total revenue for the year.
•
Total loans increased by $83 million, or 2 percent, to $5.5 billion at December 31, 2024 compared to $5.4 billion at December 31, 2023.
•
At December 31, 2024, total C&I loans (including equipment finance loans) comprised 43 percent of the total loan portfolio. Total deposits increased by $855 million, or 16 percent, to $6.1 billion at December 31, 2024 compared to $5.3 billion at December 31, 2023. The Company allowed $365 million in high cost, non-core relationship deposits to roll off during 2024.
•
Noninterest-bearing demand deposits comprised increased by $155 million, or 16 percent, to $1.1 billion as of December 31, 2024.
•
Core deposits (which includes noninterest-bearing demand and interest-bearing demand, savings and money market accounts) totaled 92 percent of total deposits at December 31, 2024.
•
Book value per share increased 5 percent to $34.45 at December 31, 2024 from $32.90 at December 31, 2023.
•
The Company and the Bank’s capital ratios at December 31, 2024 remain well above regulatory well capitalized standards.

EARNINGS SUMMARY: The following table presents certain key aspects of our performance for the years ended December 31, 2024, 2023 and 2022.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Results of Operations:
Interest income	$327,801	$304,010	$211,875	$23,791	$92,135
Interest expense	178,795	147,921	35,795	30,874	112,126
Net interest income	149,006	156,089	176,080	(7,083)	(19,991)
Provision for credit losses	7,500	14,091	6,353	(6,591)	7,738
Net interest income after provision for credit losses	141,506	141,998	169,727	(492)	(27,729)
Wealth management fee income	61,458	55,747	54,651	5,711	1,096
Other income	17,664	17,831	11,766	(167)	6,065
Total operating expense	175,676	148,295	133,800	27,381	14,495
Income before income tax expense	44,952	67,281	102,344	(22,329)	(35,063)
Income tax expense	11,964	18,427	28,098	(6,463)	(9,671)
Net income	$32,988	$48,854	$74,246	$(15,866)	$(25,392)

Per Share Data:
Basic earnings per common share	$1.87	$2.74	$4.09	$(0.87)	$(1.35)
Diluted earnings per common share	1.85	2.71	4.00	(0.86)	(1.29)
Cash dividends declared	0.20	0.20	0.20	—	—
Book value end-of-period	34.45	32.90	29.92	1.55	2.98

Average common shares outstanding	17,664,640	17,849,558	18,161,605	(184,918)	(312,047)
Common stock equivalents (dilutive)	175,121	199,494	406,493	(24,373)	(206,999)
Diluted average common shares outstanding	17,839,761	18,049,052	18,568,098	(209,291)	(519,046)

Average equity to average assets	8.97%	8.70%	8.56%	0.27%	0.14%
Return on average assets	0.50	0.76	1.20	(0.26)	(0.44)
Return on average equity	5.61	8.77	14.02	(3.16)	(5.25)
Dividend payout ratio (A)	10.70	7.28	4.91	3.42	2.37

Net interest margin (B)	2.32	2.48	2.91	(0.16)	(0.43)
Noninterest expenses to average assets	2.68	2.32	2.16	0.36	0.16
Noninterest income to average assets	1.21	1.15	1.07	0.06	0.08

Balance sheet data (at period end):
Total assets	$7,011,238	$6,476,857	$6,353,593	$534,381	$123,264
Securities held to maturity	101,635	107,755	102,291	(6,120)	5,464
Securities available to sale	784,544	550,617	554,648	233,927	(4,031)
Total loans	5,512,326	5,429,325	5,285,246	83,001	144,079
Allowance for credit losses	72,992	65,888	60,829	7,104	5,059
Total deposits	6,129,022	5,274,114	5,205,164	854,908	68,950
Total shareholders’ equity	605,849	583,681	532,980	22,168	50,701
Cash dividends:
Common	3,530	3,558	3,645	(28)	(87)
Assets under management and/or administration (market value)	$ 11.9 billion	$ 10.9 billion	$ 9.9 billion	$ 1.0 billion	$ 1.0 billion

	At or for the Years Ended December 31,			Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Asset quality ratios (at period end):
Nonperforming loans to total loans	1.82%	1.13%	0.36%	0.69%	0.77%
Nonperforming assets to total assets	1.43	0.95	0.30	0.48	0.65
Allowance for credit losses to nonperforming loans	72.87	107.44	320.59	(34.57)	(213.15)
Allowance for credit losses to total loans	1.32	1.21	1.15	0.11	0.06
Net charge-offs to average loans plus other real estate owned	0.01	0.17	0.02	(0.16)	0.15

Liquidity and capital ratios:
Average loans to average deposits	94.14%	102.29%	94.97%	(8.15)%	7.32%
Total shareholders’ equity to total assets	8.64	9.01	8.39	(0.37)	0.62

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	14.84%	14.95%	14.73%	(0.11)%	0.22%
Regulatory leverage ratio	9.01	9.19	8.90	(0.18)	0.29
Noninterest bearing deposits to total deposits	18.16	18.16	23.94	(0.00)	(5.78)
Time deposits to total deposits	8.01	10.85	7.11	(2.84)	3.74

(A) Dividend payout ratio is calculated by dividing cash dividends by net income.

(B) Net interest income on a fully tax equivalent basis as a percentage of total average interest-earning assets.

2024 compared to 2023

The Company recorded net income of $33.0 million and diluted earnings per share of $1.85 for the year ended December 31, 2024, compared to net income of $48.9 million and diluted earnings per share of $2.71 for the year ended December 31, 2023. These results produced a return on average assets of 0.50 percent and 0.76 percent for 2024 and 2023, respectively, and a return on average shareholders’ equity of 5.61 percent and 8.77 percent for 2024 and 2023, respectively.

The decrease in net income for 2024 was principally driven by increased operating expenses, which was principally attributable to the Company's expansion of our private banking model that offers a single point of contact for all banking services into New York City. The decrease in net income was also driven by a decline in net interest income due to net interest margin contraction as a result of higher deposit and borrowing rates experienced during 2024, partially offset by a decrease in provision for credit losses and an increase in wealth management fee income. The Company experienced positive momentum in net interest margin during the second half of 2024, as a result of paying down overnight borrowings with core deposit growth at a lower cost. During 2024, deposits grew $854.9 million, which included $155.0 million in noninterest-bearing demand deposits. Both market volatility and the higher interest rate environment resulted in a decline of $1.2 million in gain on sale of SBA loans to $1.2 million when compared to $2.4 million for 2023.

NET INTEREST INCOME AND NET INTEREST MARGIN

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and interest paid on interest-bearing liabilities. Interest-earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by the difference between the average yields earned on interest-earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest margin ("NIM") is calculated as net interest income as a percent of total interest-earning assets. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and levels of nonperforming assets.

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2024, 2023 and 2022 (on a fully tax-equivalent basis "FTE"):

Year Ended December 31, 2024
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (A)	$849,933	$23,402	2.75%
Tax-exempt (A)(B)	—	—	—
Loans (B)(C):
Mortgages	582,024	23,017	3.95
Commercial mortgages	2,406,726	107,659	4.47
Commercial	2,216,401	151,610	6.84
Commercial construction	18,647	1,570	8.42
Installment	70,852	4,814	6.79
Home Equity	38,321	3,113	8.12
Other	246	25	10.16
Total loans	5,333,217	291,808	5.47
Federal funds sold	—	—	—
Interest-earning deposits	297,448	13,644	4.59
Total interest-earning assets	6,480,598	328,854	5.07%
Noninterest-earning assets:
Cash and due from banks	8,517
Allowance for loan losses	(69,372)
Premises and equipment	25,705
Other assets	110,938
Total noninterest-earning assets	75,788
Total assets	$6,556,386
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$3,149,550	$118,497	3.76%
Money markets	842,606	24,851	2.95
Savings	105,351	410	0.39
Certificates of deposit - retail and listing service	500,842	20,984	4.19
Subtotal interest-bearing deposits	4,598,349	164,742	3.58
Interest-bearing demand - brokered	10,000	522	5.22
Certificates of deposit - brokered	58,425	2,950	5.05
Total interest-bearing deposits	4,666,774	168,214	3.60
Borrowed funds	65,299	3,848	5.89
Finance lease liability	2,207	89	4.03
Subordinated debt	133,413	6,644	4.98
Total interest-bearing liabilities	4,867,693	178,795	3.67%
Noninterest-bearing liabilities:
Demand deposits	998,497
Accrued expenses and other liabilities	102,197
Total noninterest-bearing liabilities	1,100,694
Shareholders’ equity	587,999
Total liabilities and shareholders’ equity	$6,556,386
Net interest income		$150,059
Net interest spread			1.40%
Net interest margin (D)			2.32%

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2023
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (A)	$800,811	$19,743	2.47%
Tax-exempt (A)(B)	1,251	50	4.00
Loans (B)(C):
Mortgages	562,488	19,733	3.51
Commercial mortgages	2,494,427	108,819	4.36
Commercial	2,254,617	144,141	6.39
Commercial construction	10,115	918	9.08
Installment	51,929	3,454	6.65
Home Equity	34,332	2,624	7.64
Other	257	29	11.28
Total loans	5,408,165	279,718	5.17
Federal funds sold	—	—	—
Interest-earning deposits	146,977	6,075	4.13
Total interest-earning assets	6,357,204	305,586	4.81%
Noninterest-earning assets:
Cash and due from banks	8,973
Allowance for loan losses	(64,149)
Premises and equipment	23,986
Other assets	79,192
Total noninterest-earning assets	48,002
Total assets	$6,405,206
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,777,390	$88,829	3.20%
Money markets	862,686	18,432	2.14
Savings	124,538	229	0.18
Certificates of deposit - retail and listing service	400,155	11,736	2.93
Subtotal interest-bearing deposits	4,164,769	119,226	2.86
Interest-bearing demand - brokered	13,973	611	4.37
Certificates of deposit - brokered	67,998	3,038	4.47
Total interest-bearing deposits	4,246,740	122,875	2.89
Borrowed funds	337,777	18,204	5.39
Finance lease liability	4,018	191	4.75
Subordinated debt	133,127	6,651	5.00
Total interest-bearing liabilities	4,721,662	147,921	3.13%
Noninterest-bearing liabilities:
Demand deposits	1,040,403
Accrued expenses and other liabilities	86,193
Total noninterest-bearing liabilities	1,126,596
Shareholders’ equity	556,948
Total liabilities and shareholders’ equity	$6,405,206
Net interest income		$157,665
Net interest spread			1.68%
Net interest margin (D)			2.48%

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2022
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (A)	$803,982	$13,854	1.72%
Tax-exempt (A)(B)	3,521	137	3.89
Loans (B)(C):
Mortgages	513,189	15,165	2.96
Commercial mortgages	2,478,891	87,488	3.53
Commercial	2,046,735	90,225	4.41
Commercial construction	12,600	533	4.23
Installment	36,685	1,447	3.94
Home Equity	37,755	1,656	4.39
Other	274	26	9.49
Total loans	5,126,129	196,540	3.83
Federal funds sold	—	—	—
Interest-earning deposits	171,491	2,763	1.61
Total interest-earning assets	6,105,123	$213,294	3.49%
Noninterest-earning assets:
Cash and due from banks	8,046
Allowance for loan losses	(60,037)
Premises and equipment	23,312
Other assets	111,893
Total noninterest-earning assets	83,214
Total assets	$6,188,337
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,363,412	$17,861	0.76%
Money markets	1,253,032	6,113	0.49
Savings	162,396	26	0.02
Certificates of deposit - retail and listing service	397,128	2,971	0.75
Subtotal interest-bearing deposits	4,175,968	26,971	0.65
Interest-bearing demand – brokered	84,178	1,579	1.88
Certificates of deposit – brokered	29,778	942	3.16
Total interest-bearing deposits	4,289,924	29,492	0.69
Borrowed funds	26,631	600	2.25
Finance lease liability	5,241	250	4.77
Subordinated debt	132,839	5,453	4.10
Total interest-bearing liabilities	4,454,635	35,795	0.80%
Noninterest-bearing liabilities:
Demand deposits	1,107,943
Accrued expenses and other liabilities	96,331
Total noninterest-bearing liabilities	1,204,274
Shareholders’ equity	529,428
Total liabilities and shareholders’ equity	$6,188,337
Net interest income		$177,499
Net interest spread			2.69%
Net interest margin (D)			2.91%

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on an FTE basis) for the periods indicated are shown below:

	Year Ended 2024 Compared with 2023			Year Ended 2023 Compared with 2022
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$1,084	$2,526	$3,610	$387	$5,415	$5,802
Loans	(2,854)	14,944	12,090	13,914	69,264	83,178
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	6,826	743	7,569	(446)	3,758	3,312
Total interest income	$5,056	$18,213	$23,269	$13,855	$78,437	$92,292
LIABILITIES:
Checking	$13,624	$16,044	$29,668	$6,623	$64,345	$70,968
Money market	747	5,672	6,419	(2,313)	14,632	12,319
Savings	(40)	221	181	(32)	235	203
Certificates of deposit - retail	3,414	5,834	9,248	23	8,742	8,765
Certificates of deposit - brokered	(457)	369	(88)	1,586	510	2,096
Interest bearing demand brokered	(193)	104	(89)	(1,995)	1,027	(968)
Borrowed funds	(15,782)	1,426	(14,356)	13,168	4,436	17,604
Finance lease liability	(76)	(26)	(102)	(58)	(1)	(59)
Subordinated debt	16	(23)	(7)	16	1,182	1,198
Total interest expense	$1,253	$29,621	$30,874	$17,018	$95,108	$112,126
Net interest income	$3,803	$(11,408)	$(7,605)	$(3,163)	$(16,671)	$(19,834)

2024 compared to 2023

Net interest income, on a fully tax-equivalent basis, declined $7.6 million, or 5 percent, in 2024 to $150.1 million compared to $157.7 million in 2023. The net interest margin ("NIM") was 2.32 percent and 2.48 percent for the years ended December 31, 2024 and 2023, respectively, a decrease of 16 basis points year over year. The decrease in net interest income, on a fully tax-equivalent basis, and NIM for 2024 when compared to 2023 was predominately due to a rapid increase in interest expense mostly driven by higher deposit rates, partially offset by a decrease in the average balance of borrowed funds and an increase in loan yields and the average balance of interest-earning deposits. The Federal Reserve monetary policy intended to slow inflation led to a significant increase in interest rates, particularly rates impacting short term investments and deposits. This resulted in an inversion of the U.S. Treasury yield curve for an extended period of time, driving an increase in deposit and borrowing costs at a faster rate than the yields on interest-earning assets. The Federal Reserve decreased the target Federal Funds rate by 100 basis points during the latter half of 2024, though the impact of these rate cuts had minimal immediate impacts on financial results.

The average balance of interest-earning assets increased by $123.4 million to $6.5 billion at December 31, 2024 compared to $6.4 billion at 2023. The increase was predominately driven by growth in the average balance of investments of $47.9 million to $849.9 million and the growth in the average balance of interest-earning deposits of $150.5 million, which was offset by a decline in the average balance of loans of $75.0 million. The decline in the average balance of loans coupled with an increase of $378.1 million in the average balance of deposits contributed to growth in investments and interest-earning deposits in 2024.

Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies. The combined average balance of these investments during the year ended December 31, 2024 was $297.4 million with an average yield of 4.59 percent as compared to $147.0 million and an average yield of 4.13 percent for 2023. The increase in the average yield for 2024 was due to the increase in the Federal Funds rate.

The decline in average balance of loans was primarily driven by a decline in commercial mortgages and commercial loans, offset slightly by growth in residential mortgages and installment loans. The average balance of commercial mortgages declined by $87.7 million to $2.4 billion in 2024 compared to $2.5 billion in 2023. The average balance of commercial loans declined by $38.2 million to $2.2 billion in 2024 as compared to $2.3 billion in 2023. The average balance of residential mortgages grew $19.5 million to $582.0 million for the year ended December 31, 2024 from $562.5 million for 2023. Additionally, the average balance of installment loans grew $18.9 million to $70.9 million for the year ended December 31,

2024 from $51.9 million for 2023. The decline in the average balance of loans for 2024 was mostly a result of the Company tightening underwriting guidelines, pay downs of higher rate lines of credit and lower originations due to the higher interest rate environment.

For the 2024 and 2023 periods, the average yields earned on interest-earning assets were 5.07 percent and 4.81 percent, respectively, an increase year over year of 26 basis points. The increase in the yields on interest-earning assets was primarily due to the increase in target Federal Funds rate of 100 basis points during 2023 (525 basis points since the Federal Reserve commenced raising rates in March 2022). This resulted in an increased yield on loans of 30 basis points to 5.47 percent, 46 basis points on interest-bearing deposits to 4.59 percent and 28 basis points on investments to 2.75 percent for 2024 when compared to 2023.

The average yield on loans for the year ended December 31, 2024 compared to 2023 was driven by an increase in the yield on commercial loans, commercial mortgages and residential mortgages. The yield on commercial loans for the year ended December 31, 2024 increased 45 basis points to 6.84 percent from 6.39 percent for the year ended December 31, 2023. The average yield on commercial loans increased for 2024 due to an increase in the target Federal Funds rate, which had a greater impact on these loans, that are typically floating rates with short repricing periods. The average yield on commercial mortgages increased 11 basis points to 4.47 percent for the year ended December 31, 2024, when compared to 2023. The average yield on residential mortgages increased 44 basis points to 3.95 percent for the year ended December 31, 2024, when compared to 3.51 percent for 2023. The increase for both commercial and residential mortgages for 2024 were driven by the originations of loans with higher yields in the current higher interest rate environment. As of December 31, 2024, 32 percent of all loans will reprice within one month, 37 percent within three months and 49 percent within one year.

The average balance of interest-bearing liabilities totaled $4.9 billion for 2024 representing an increase of $146.0 million, or 3 percent, from $4.7 billion in 2023. The increase in interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $420.0 million to $4.67 billion in 2024 from $4.23 billion in 2023. This increase was partially offset by a decrease in overnight borrowings of $272.5 million to $65.3 million in 2024 from $337.8 million in 2023.

The increase in the average balance of interest-bearing deposits was primarily due to an increase of interest-bearing checking accounts of $372.2 million to $3.15 billion from $2.78 billion and an increase of certificates of deposits of $91.1 million to $559.3 million from $468.2 million, partially offset by decreases of money market and savings deposits of $39.3 million in 2024. The increase in interest-bearing checking deposits was principally attributable to client demand for FDIC insured products, which we can offer through a reciprocal deposit program. The Company added short-term customer CDs to provide additional liquidity and replace brokered deposit run-off. The decrease in savings and money market accounts included clients shifting balances into higher-yielding short-term Treasuries and interest-bearing checking accounts. The expansion into New York City was a significant driver of deposit growth and reduced the Company's reliance on overnight borrowings, brokered deposits and other high cost funding sources while shifting funding into lower cost, relationship deposits.

The Company is a participant in the Reich & Tang demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts at other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a participant, the Company receives an equal amount of reciprocal deposits from other participating banks. Such average reciprocal deposit balances were $1.3 billion and $862.5 million for 2024 and 2023, respectively.

At December 31, 2024, uninsured/unprotected deposits were approximately $1.6 billion, or 26 percent of total deposits. This amount was adjusted to exclude $339 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The decrease in the average balance of borrowings from $337.8 million to $65.3 million for 2024 was driven by the growth in client deposits led by the Company's expansion into New York City, which were used to pay down borrowings.

For the years ended December 31, 2024 and 2023, the cost of interest-bearing liabilities was 3.67 percent and 3.13 percent, respectively, reflecting an increase of 54 basis points. The increase was driven by an increase in the average cost of interest-bearing deposits of 71 basis points to 3.60 percent for 2024. The increase in deposit and borrowing rates was due to the Federal Reserve raising the target Federal Funds rate by 525 basis points since March 2022 and a change in the composition of the deposit portfolio. The cost of borrowings increased by 50 basis points to 5.89 percent in 2024 from 5.39 percent for 2023.

INVESTMENT SECURITIES: Investment securities classified as held to maturity are those securities that the Company has both the ability and intent to hold to maturity. These securities are carried at amortized cost. Investment securities classified as available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Equity securities are carried at fair value with unrealized gains and losses recorded in non-interest income as incurred.

At December 31, 2024, the Company had investment securities held to maturity with a carrying cost of $101.6 million and an estimated fair value of $88.7 million compared with a carrying cost of $107.8 million and an estimated fair value of $94.4 million at December 31, 2023.

At December 31, 2024, the Company had investment securities available for sale with an estimated fair value of $784.5 million compared with $550.6 million at December 31, 2023. The increase was due to the use of excess liquidity for purchases, primarily of residential mortgage-backed securities, as deposit growth outpaced loan growth during 2024. A net unrealized loss (net of income tax) of $72.1 million and a net unrealized loss (net of income tax) of $69.2 million were included in shareholders’ equity at December 31, 2024 and 2023, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $13.0 million and $13.2 million at December 31, 2024 and 2023, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $125,000 for the year ended December 31, 2024, as compared to a $181,000 unrealized gain for the year ended December 31, 2023. Additionally, the Company sold its Visa B shares, which resulted in a positive fair value adjustment to equity securities of $953,000 recognized in the Consolidated Statement of Income during the year ended December 31, 2024.

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2024, 2023 and 2022 are shown below:

	2024		2023		2022
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities - held to maturity:
U.S. government-sponsored agencies	$40,000	$37,334	$40,000	$36,631	$40,000	$35,437
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	61,635	51,316	67,755	57,784	62,291	51,750
Total investment securities - held to maturity	$101,635	$88,650	$107,755	$94,415	$102,291	$87,187
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,813	$196,914	$244,794	$197,691	$244,774	$190,542
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	595,789	548,612	363,893	320,796	372,471	325,738
SBA pool securities	27,772	24,482	27,148	23,404	31,934	27,427
State and political subdivision	—	—	—	—	1,866	1,849
Corporate bond	15,500	14,536	10,000	8,726	10,000	9,092
Total investment securities - available for sale	$883,874	$784,544	$645,835	$550,617	$661,045	$554,648
Total investment securities	$985,509	$873,194	$753,590	$645,032	$763,336	$641,835

The following table presents the contractual maturities and yields of debt securities held to maturity and available for sale as of December 31, 2024. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - held to maturity:
U.S. government-sponsored agencies	$—	$40,000	$—	$—	$40,000
	—%	1.53%	—%	—%	1.53%
Mortgage-backed securities-	$—	$—	$—	$61,635	$61,635
residential (A)	—%	—%	—%	2.19%	2.19%
Total investment securities - held to maturity	$—	$40,000	$—	$61,635	$101,635
	—%	1.53%	—%	2.19%	1.93%

Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$39,764	$108,557	$48,593	$196,914
	—%	1.23%	1.56%	1.77%	1.56%
Mortgage-backed securities-	$50,148	$16,749	$29,720	$451,995	$548,612
residential (A)	5.16%	2.76%	3.13%	3.88%	3.92%
SBA pool securities	$—	$2,157	$9,786	$12,539	$24,482
	—%	3.16%	3.22%	1.44%	2.24%
Corporate bond	$—	$—	$14,536	$—	$14,536
	—%	—%	6.32%	—%	6.32%
Total investment securities - available for sale	$50,148	$58,670	$162,599	$513,127	$784,544
	5.16%	1.72%	2.30%	3.58%	3.25%
Total investment securities	$50,148	$98,670	$162,599	$574,762	$886,179
	5.16%	1.64%	2.30%	3.43%	3.10%
(A)
Shown using stated final maturity

LOANS: The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest income. Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania and Delaware. The Company also offers equipment financing loan and leases that are originated nationally. As of December 31, 2024, 43 percent of the total loan portfolio consisted of C&I loans (including equipment financing), 33 percent of multifamily loans, 11 percent of commercial mortgages and 11 percent of residential mortgages.

Total loans were $5.5 billion and $5.4 billion at December 31, 2024 and 2023, respectively, an increase of $83.0 million, over the previous year. Residential loans increased $36.5 million to $614.8 million at December 31, 2024 from $578.3 million at December 31, 2023. Multifamily mortgage loans were $1.8 billion at December 31, 2024, a decrease of $36.6 million, or 2 percent, when compared to $1.8 billion at December 31, 2023. During 2024, commercial mortgages decreased $49.5 million to $588.1 million when compared to $637.6 million for 2023. Commercial loans, which includes equipment financing, totaled $2.4 billion at December 31, 2024. This was an increase of $128.6 million, or 6 percent, when compared to December 31, 2023.

The Company originates loans that are partially guaranteed by the SBA, to provide working capital and/or, finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up and smaller businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio. During 2024, the Bank sold $15.0 million of the guaranteed portion of SBA loans into the secondary market. As of December 31, 2024, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $41.9 million and was included in commercial loans.

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2024:

			After 5 But
	Within	After 1 But	Within	After
(In thousands)	One Year	Within 5 Years	15 Years	15 Years	Total
Residential mortgage	$1,876	$20,617	$67,327	$525,020	$614,840
Commercial mortgage (including multifamily)	166,465	808,053	1,377,248	36,092	2,387,858
Commercial loans (including equipment financing)	467,405	1,292,122	537,464	92,114	2,389,105
Commercial construction	—	—	—	—	—
Home equity lines of credit	492	—	1,767	40,068	42,327
Consumer and other loans	4,109	32,413	4,143	37,531	78,196
Total loans	$640,347	$2,153,205	$1,987,949	$730,825	$5,512,326

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$604,798	$8,166
Commercial mortgage (including multifamily)	1,818,167	403,226
Commercial loans (including equipment financing)	995,287	926,413
Commercial construction	—	—
Home equity lines of credit	—	41,835
Consumer and other loans	4,703	69,384
Total loans	$3,422,955	$1,449,024

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2024 was as follows:

(Dollars in thousands)
New York	$988,749	55%
New Jersey	539,844	30
Pennsylvania	212,190	12
Other	58,971	3
Total Multifamily	$1,799,754	100%

A further breakdown of the multifamily portfolio by county within each respective State was as follows:

New Jersey		New York		Pennsylvania
Essex County	27%	Bronx County	47%	Philadelphia County	61%
Hudson County	24	Kings County	25	Lehigh County	15
Union County	19	New York County	18	York County	12
Morris County	9	Westchester County	5	Lycoming County	4
Bergen County	9	All other NY counties	5	Bucks County	3
Monmouth County	3			All other PA counties	5
All other NJ counties	9

Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2024 were:

(Dollars in thousands)
Office Buildings/Office Condominiums	$65,242	24%
Industrial (including Warehouse)	62,134	23
Medical Offices	42,477	15
Retail Buildings/Shopping Centers	37,207	13
Other Owner Occupied CRE Properties	68,029	25
Total Owner Occupied CRE Loans	$275,089	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2024 were as follows. These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Healthcare	$313,055	32%
Retail Buildings/Shopping Centers	210,588	22
Office Buildings/Office Condominiums	95,275	10
Hotels and Hospitality	79,066	8
Medical Offices	67,515	7
Industrial (including Warehouse)	64,006	6
Mixed Use (Commercial/Residential)	62,277	6
Mixed Use (Retail/Office)	26,790	3
Other Non-Owner Occupied CRE Properties	59,864	6
Total Non-Owner Occupied CRE Loans	$978,436	100%

At December 31, 2024 and 2023, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance. The following table presents such concentration levels at December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	225%	238%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	122	137

Total CRE concentration	347%	375%

The Bank believes it addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL: At both December 31, 2024 and 2023, goodwill was $36.2 million, primarily as a result of the acquisition of registered investment advisors related to the Company's Wealth Management Division. The Bank currently intends to continue to grow its wealth management business through growth in existing relationships, attraction of new clients and acquisitions. Future acquisitions could result in additional goodwill.

DEPOSITS: The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2024		2023
Noninterest-bearing demand deposits	$1,112,734	18.16%	$957,687	18.16%
Interest-bearing checking (A)	3,334,269	54.40	2,882,193	54.65
Savings	103,136	1.68	111,573	2.12
Money market	1,078,024	17.59	740,559	14.04
Certificates of deposit - retail	483,998	7.90	443,791	8.41
Certificates of deposit - listing service	6,861	0.11	7,804	0.15
Subtotal deposits	6,119,022	99.84	5,143,607	97.53
Interest-bearing demand - Brokered	10,000	0.16	10,000	0.19
Certificates of deposit - Brokered	—	—	120,507	2.28
Total deposits	$6,129,022	100.00%	$5,274,114	100.00%
(A)
Interest-bearing checking included $1.6 billion at December 31, 2024 and $990.7 million at December 31, 2023 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace reciprocal deposit programs.

At December 31, 2024 and 2023, the Company reported total deposits of $6.1 billion and $5.3 billion, an increase of $854.9 million, or 16 percent. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The Company intentionally allowed $365 million in high cost, non-core relationship deposits to roll off during 2024. The increase in deposits was primarily due to increases of $155.0 million in noninterest-bearing demand deposits, $452.1 million in interest-bearing checking and $337.5 million in money market deposits. The growth in new client relationships was mainly driven by the expansion into New York City, an increase in retail deposits from our branch network; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•
Growth in deposits associated with its private banking relationships and
•
Business and personal core deposit generation, particularly checking accounts.

At December 31, 2024, uninsured/unprotected deposits were approximately $1.57 billion, or 26 percent of total deposits. This amount was adjusted to exclude $339 million of public fund deposit balances, which are fully-collateralized by securities and an FHLBNY letter of credit. The Company continues to leverage interest rate swaps to extend the duration to the matched deposits. At December 31, 2024, the Company had transacted pay fixed, receive floating interest rate swaps totaling $360.0 million in notional amount.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2024		2023		2022
Noninterest-bearing demand	$998,497	—%	$1,040,403	—%	$1,107,943	—%
Checking	3,149,550	3.76	2,777,390	3.20	2,363,412	0.76
Savings	105,351	0.39	124,538	0.18	162,396	0.02
Money markets	842,606	2.95	862,686	2.14	1,253,032	0.49
Certificates of deposit - retail and listing service	500,842	4.19	400,155	2.93	397,128	0.75
Interest-bearing
Demand - brokered	10,000	5.22	13,973	4.37	84,178	1.88
Certificates of deposit - brokered	58,425	5.05	67,998	4.47	29,778	3.16
Total deposits	$5,665,271	2.97%	$5,287,143	2.32%	$5,397,867	0.55%

At December 31, 2024, the Company carried deposits that exceed the FDIC insurance limit of $250,000. At December 31, 2024, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table shows the maturity for certificates of deposit of $250,000 or more as of December 31, 2024 (in thousands):

Three months or less	$41,728
Over three months through six months	16,583
Over six months through year	63,362
Over year	15,616
Total	$137,289

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank (the "FHLB").

	As of December 31,
(Dollars in thousands)	2024	2023	2022
Amount outstanding at end of the year	$—	$403,814	$379,530
Weighted average interest rate end of the year	—%	5.62%	4.61%
Average daily balance during the year	$65,299	$337,777	$26,631
Weighted average interest rate during the year	5.89%	5.39%	2.25%
Maximum month-end balance during the year	$401,655	$541,796	$379,530

At December 31, 2024, the Company had no overnight borrowings. The Company had $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent at December 31, 2023 compared to $379.5 million of overnight borrowings at the FHLB at a rate of 4.61 percent at December 31, 2022.

At December 31, 2024, unused short-term or overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $2.0 billion from the Federal Reserve Bank.

SUBORDINATED DEBT: In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes have a stated maturity of December 15, 2027, and an interest rate that resets quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity. The Company intends to fully redeem these notes, plus any accrued and unpaid interest on the redemption date of March 15, 2025.

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

ALLOWANCE FOR CREDIT LOSSES AND RELATED PROVISION: The allowance for credit losses ("ACL") was $73.0 million at December 31, 2024 compared to $65.9 million at December 31, 2023. The increase in the allowance for credit losses was primarily due to the recognition of a provision for credit losses of $7.5 million in 2024. The provision for credit losses was driven by specific reserves of $5.1 million associated with one freight-related credit totaling $20.3 million and specific reserves of $5.1 million recorded for seven multifamily property credits with outstanding balances totaling $37.8 million and certain qualitative adjustments in the CECL calculation made during the year ended December 31, 2024. At December 31, 2024, the allowance for credit losses as a percentage of total loans outstanding was 1.32 percent compared to 1.21 percent at December 31, 2023. The Company believes that the allowance for credit losses as of December 31, 2024 represents a reasonable estimate for probable incurred losses in the portfolio at that date.

The provision for credit losses was $7.5 million for 2024, $14.1 million for 2023 and $6.4 million for 2022. The decrease in the provision for credit losses for 2024 was primarily due to decreased levels of net charge-offs of $392,000, as compared to

$9.1 million for 2023. Net charge-offs were lower as a result of $5.4 million in recoveries recorded on commercial loans in 2024. Net charge-offs for the year ended December 31, 2023 included charge-offs of $2.2 million of a previously established reserve on one multifamily loan and $5.6 million on one equipment finance relationship.

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

a)
Primary Residential Mortgages. The Bank originates one to four-family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case-by-case basis, the Bank will lend in additional states. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount. On primary residences and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $2 million to 65 percent for loan amounts to $7.5 million. For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $2 million to 70 percent for loan amounts to $5 million. Loans greater than $7.5 million will also be considered based on the strength of the overall credit profile of the borrower. Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed-rate maturities of no greater than ten years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

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

b)
Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one to four-family properties in the Tri-State area. Junior lien loans are a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an independent appraisal of the subject property on all applications. LTVs and combined LTVs are capped at 70 percent for JLLs and 75 percent for home equity lines of credit if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower, including: unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, such as the Prime Rate, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.
c)
Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Within the multifamily sector, the Bank’s primary focus is to lend against larger non-luxury apartment buildings and rent regulated properties with at least 30 units that are owned and managed by experienced sponsors. As of December 31, 2024, the average property size in the portfolio was 46 units.

Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic conditions can have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are below market rates. Generally, rent regulated properties are characterized by relatively stable occupancy levels and longer-term tenants. It is noted, however, that post Covid, New York City rent regulated buildings have had an increased level of non-paying tenants with a very protracted eviction process, which has negatively impacted rent collections. As a loan asset class for many banks, multifamily loans historically have experienced much lower historical loss rates compared to other types of commercial lending, however, given the stress on the New York rent regulated buildings, it is not clear if this will continue.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 62 percent at December 31, 2024 based on appraisals at the time of origination or at renewal or if any update is required per regulations. The majority of all new originations have a ten-year maturity with a repricing of the interest rate after five years.

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

Multifamily properties generally present a lower level of risk as compared to investment commercial real estate projects given that there are a larger number of tenants in the property. The repayment of loans secured by multifamily real estate is typically dependent upon the successful operation of the related real estate property. If the cash flows from the property are reduced (for example, if tenants stop paying rent, leases are not obtained or renewed, or a bankruptcy court modifies a lease term), the borrower’s ability to repay the loan may be impaired.

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

g)
Leasing and Equipment Finance. Peapack Capital Corporation (“PCC”), a subsidiary of the Bank, offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for mid-size and large companies based in the U.S. Facilities tend to be fully drawn under fixed-rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

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

h) Construction. The Bank selectively provides commercial construction loans for properties located in the Tri-state area. Risks common to commercial construction loans are cost overruns, inaccurate estimates of the time to complete construction, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

i) Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the depreciating nature of the collateral securing the loan or in some cases the absence of collateral.

Management believes that the underwriting guidelines previously described adequately address the primary risk characteristics. Further, the Bank has dedicated staff and resources to monitor and collect on any potentially problematic loans.

The adoption of CECL on January 1, 2022 resulted in an initial day 1 reduction of $5.5 million to the allowance for credit losses. The lower allowance was in part attributed to historically low charge-offs combined with the shorter duration of the loan portfolio employed in our CECL analysis. Further, the incurred loss method required significant qualitative factors, including factors related to COVID-19, and the use of a multiplier for potential losses on criticized and classified loans, neither of which are included within the CECL methodology. The CECL methodology utilizes less qualitative factors as it uses economic factors and considers relevant available information from internal and external sources related to past events and calculates losses based on discounted cash flows on an individual loan basis. Accordingly, the CECL model quantitatively accounts for some of the qualitative factors utilized in the incurred loss methodology.

The following table presents the credit loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2024	2023	2022	2021	2020
Average loans outstanding	$5,327,594	$5,396,212	$5,105,200	$4,494,473	$4,552,358
Allowance for credit losses at beginning of year (A)	$65,888	$60,829	$61,697	$67,309	$43,676
Day one CECL adjustment	—	—	(5,536)	—	—
Loans charged-off during the period:
Residential mortgage	43	—	—	12	559
Commercial mortgage	5,379	3,422	1,450	7,137	1,485
Commercial	345	5,594	—	5,019	7,132
Home equity lines of credit	—	—	3	—	—
Consumer and other	39	139	53	80	27
Total loans charged-off	5,806	9,155	1,506	12,248	9,203
Recoveries during the period:
Residential mortgage	—	52	15	—	373
Commercial mortgage	—	—	—	—	31
Commercial	5,409	—	254	66	17
Home equity lines of credit	—	—	—	85	11
Consumer and other	5	6	2	10	4
Total recoveries	5,414	58	271	161	436
Net charge-offs/(recoveries)	392	9,097	1,235	12,087	8,767
Provision charge to expense	7,496	14,156	5,903	6,475	32,400
Allowance for credit losses at end of year	$72,992	$65,888	$60,829	$61,697	$67,309

Ratios:
Allowance for credit losses/total loans (B)	1.32%	1.21%	1.15%	1.28%	1.54%
Allowance for loans collectively evaluated/total loans (B)	1.09%	1.13%	1.12%	1.20%	1.48%
Nonaccrual loans/total loans (B)	1.82%	1.13%	0.36%	0.32%	0.26%
Allowance for credit losses/ total nonperforming loans	72.87%	107.44%	320.59%	396.18%	589.91%
Net charge offs/average loans:
Residential mortgage	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial mortgage	0.10%	0.06%	0.03%	0.16%	0.03%
Commercial	-0.10%	0.10%	0.00%	0.11%	0.16%
Home equity lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer and other	0.00%	0.00%	0.00%	0.00%	0.00%
Total net charge offs/average loans	0.01%	0.17%	0.02%	0.27%	0.19%
(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology. Provision to roll forward the ACL excludes a provision of $4,000, a credit of $65,000 and a provision of $450,000 at December 31, 2024, 2023 and 2022, respectively, related to off-balance sheet commitments.
(B)
The December 31, 2024, 2023, 2022 and 2021 ACL coverage ratios include PPP loans of $297,000, $1.0 million, $1.7 million and $13.8 million, respectively.

The following table shows the allocation of the allowance for credit losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2024	Loans	2023	Loans	2022	Loans	2021	Loans	2020	Loans
Residential	$4,578	11.9	$4,108	11.5	$3,048	10.7	$1,520	11.3	$3,138	13.0
Commercial and other	67,230	86.7	60,911	87.3	57,244	88.5	59,962	87.8	63,892	86.0
Consumer and other	1,184	1.4	869	1.2	537	0.8	215	0.9	279	1.0
Total	$72,992	100.0	$65,888	100.0	$60,829	100.0	$61,697	100.0	$67,309	100.0

The portion of the allowance for credit losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $60.3 million at December 31, 2024 and $61.3 million at December 31, 2023. General reserves at December 31, 2024 represented 1.09 percent of loans collectively evaluated for impairment compared to 1.13 percent at December 31, 2023. Though loan balances grew in 2024, the overall general reserve coverage declined primarily due to qualitative factor adjustments related to improved expectations in the economic forecast. The specific reserves on individually evaluated loans were $12.7 million at December 31, 2024 compared to $4.5 million at December 31, 2023. Specific reserves, recorded in 2024 were largely attributable to $5.1 million in required reserves associated with seven multifamily loans totaling $37.8 million at December 31, 2024.

The allowance for credit losses as a percentage of nonperforming loans decreased to 72.9 percent due to an increase in nonperforming loans. Nonperforming loans increased from $61.3 million to $100.2 million impacted by nine multifamily loans totaling $51.5 million that were transferred to nonaccrual status during 2024. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans. As a result, the allowance for credit losses does not always change proportionately with changes in nonperforming loans. The Company charged off $5.4 million on loans identified as collateral-dependent individually evaluated loans during 2024. The Company charged off $9.0 million on loans identified as collateral-dependent impaired loans during 2023, which included $3.2 million in charge-offs of the specific reserve on the previously mentioned freight-related credit and multifamily property.

ASSET QUALITY: The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2024	2023	2022	2021	2020
Loans past due 30-89 days (A)	$4,870	$34,589	$7,592	$8,606	$5,053

Modifications	$49,479	$3,254	$—	$—	$—
Troubled debt restructured loans (B)	$—	$—	$14,318	$3,575	$4,247
Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (C)	100,168	61,324	18,974	15,573	11,410
Total nonperforming loans	100,168	61,324	18,974	15,573	11,410
Other real estate owned	—	—	116	—	50
Total nonperforming assets	$100,168	$61,324	$19,090	$15,573	$11,460

Ratios:
Total nonperforming loans/total loans	1.82%	1.13%	0.36%	0.32%	0.26%
Total nonperforming loans/total assets	1.43	0.95	0.30	0.26	0.19
Total nonperforming assets/total assets	1.43	0.95	0.30	0.26	0.19

(A)
Includes $16.5 million and $4.5 million outstanding to U.S. governmental entities at December 31, 2023 and December 31, 2022, respectively. Includes $6.9 million for one equipment lease principally due to administrative issues with the servicer and at the lessee/borrower at December 31, 2021.
(B)
On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs.
(C)
The increase in nonaccrual loans in 2024 was largely due to nine multifamily credits totaling $51.5 million at December 31, 2024. The increase in nonaccrual loans in 2023 was due to one freight credit totaling $23.5 million and three multifamily credits totaling $16.6 million at December 31, 2023.

At December 31, 2024, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

LOAN MODIFICATIONS:

On January 1, 2023, the Company adopted ASU 2022-02, which replaced the accounting and recognition of Troubled Debt Restructurings ("TDRs"). The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification.

The following table presents the modified loans, by collateral type, at December 31, 2024:

	December 31,	Number of
(Dollars in thousands)	2024	Relationships
Primary residential mortgage	$648	2
Investment commercial real estate	17,838	2
Commercial and industrial	30,993	9
Total	$49,479	13

The following table presents the modified loans, by collateral type, at December 31, 2023:

	December 31,	Number of
(Dollars in thousands)	2023	Relationships
Commercial and industrial	$3,254	2
Total	$3,254	2

The increase in modified loans was primarily due to modifications related to investment commercial real estate and commercial and industrial credits during 2024. The increase in investment commercial real estate modifications was due to one hotel relationship which totaled $17.8 million. The increase in commercial and industrial was due to modifications of seven loans which totaled $28.0 million during 2024. There were no specific reserves on the investment commercial real estate and commercial and industrial loans modified in 2024. Each of these loans was performing according to its modified terms as of December 31, 2024.

At December 31, 2024, there were four modified loans totaling $3.6 million included in nonaccrual loans. At December 31, 2023, there was one modified loan of $3.0 million included in nonaccrual loans. At December 31, 2024, four modified loans totaling $3.6 million was included in individually evaluated loans and had specific reserves of $86,000. At December 31, 2023, one modified loan of $3.0 million was included in individually evaluated loans and had a specific reserve of $185,000.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2024 or December 31, 2023 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

Loans individually evaluated totaled $99.8 million, all of which were nonaccrual, at December 31, 2024 as compared to $60.7 million at December 31, 2023. The increase during 2024 was primarily due to the previously mentioned nine multifamily loans that migrated to nonperforming status, as the persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers during 2024. Individually evaluated loans include nonaccrual loans of $60.6 million at December 31, 2023. Individually evaluated loans included four modified loans at December 31, 2024, totaling $3.6 million. Individually evaluated loans included one modified loan of $3.0 million at December 31, 2023.

The following table presents individually evaluated loans, by collateral type, at December 31, 2024 and 2023:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2024	Relationships	2023	Relationships
Primary residential mortgage	$2,779	10	$652	5
Junior lien loan on residence	92	2	100	2
Multifamily property	53,105	10	16,645	3
Investment commercial real estate	11,684	2	9,881	1
Commercial and industrial	30,881	21	31,430	13
Lease financing	1,234	4	2,002	5
Total	$99,775	49	$60,710	29
Specific reserves, included in the allowance for loan losses	$12,683		$4,538

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

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2024, the Company had unfunded commitments of $9.4 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2024.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$16,845	$2,548	$2,992	$—	$22,385
Performance letters of credit	5,464	460	—	—	5,924
Interest rate lock commitments-residential mortgages	18,299	—	—	—	18,299
Total letters of credit	$40,608	$3,008	$2,992	$—	$46,608

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Service charges and fees	$5,317	$5,152	$4,225	$165	$927
Bank owned life insurance	1,556	1,269	1,243	287	26
Loan fee income	7,460	7,429	4,759	31	2,670
Gains on loans held for sale at fair value (mortgage banking)	163	91	483	72	(392)
Loss on securities sale, net	—	—	(6,609)	—	6,609
Fair value adjustment for equity securities	828	181	(1,700)	647	1,881
Fee income related to loan level, back-to-back swaps	—	—	293	—	(293)
Gains on loans held for sale at lower of cost or fair value	23	—	—	23	—
Gain on sale of SBA loans	1,214	2,433	6,765	(1,219)	(4,332)
Corporate advisory fee income	1,032	219	1,704	813	(1,485)
Other income	71	1,057	603	(986)	454
Total other income	$17,664	$17,831	$11,766	$(167)	$6,065

2024 compared to 2023

The Company recorded total other income, excluding wealth management fee income, of $17.7 million in 2024, compared to $17.8 million for 2023, reflecting a decrease of $167,000.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up business. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2024 decreased by $1.2 million to $1.2 million for 2024 compared to $2.4 million in 2023. The 2024 period was negatively affected by both market volatility and the higher interest rate environment, which has resulted in lower sale premiums and lower origination volumes.

The Company recorded corporate advisory fee income of $1.0 million for 2024 compared to $219,000 for 2023. 2024 included a corporate advisory/investment banking acquisition transaction completed in the first quarter of 2024.

Income from the back-to-back swap, corporate advisory fee income and SBA programs are dependent on volume, and thus are not linear from year to year, as some years will be higher or lower than others.

Income from the sale of newly originated residential mortgages loans for 2024 increased to $163,000 from $91,000 for the year ended December 31, 2024. The Company continues to be impacted by the industry wide slowdown in refinancing and home purchase activity in the higher interest rate environment.

Loan fee income included $3.3 million of unused commercial credit line fees in 2024 compared to $3.2 million for 2023. Additionally, the Company recorded $2.6 million of income generated by the Equipment Finance Division related to equipment transfers to lessees in 2024 compared to $3.0 million for the same 2023 period.

During the year ended December 31, 2024, the Company recorded a $125,000 negative fair value adjustment for CRA equity securities compared to a positive adjustment of $181,000 for 2023. Additionally, the Company sold its Visa B shares which resulted in a positive fair value adjustment to equity securities of $953,000 during the year ended December 31, 2024.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Compensation and employee benefits	$122,325	$100,524	$89,476	$21,801	$11,048
Premises and equipment	22,485	19,733	18,719	2,752	1,014
FDIC assessment	3,510	2,946	1,939	564	1,007
Other operating expenses:
Professional and legal fees	7,309	5,710	5,062	1,599	648
Trust department expense	4,014	3,837	3,570	177	267
Telephone	1,616	1,531	1,460	85	71
Advertising	2,111	1,872	1,882	239	(10)
Amortization of intangible assets	1,088	1,319	1,569	(231)	(250)
Branch restructure	286	565	201	(279)	364
Swap valuation allowance	—	—	673	—	(673)
Other operating expenses	10,932	10,258	9,249	674	1,009
Total operating expense	$175,676	$148,295	$133,800	$27,381	$14,495

2024 compared to 2023

Operating expenses totaled $175.7 million in 2024, compared to $148.3 million in 2023, reflecting an increase of $27.4 million, or 18 percent. Increased operating expenses in 2024 were principally attributable to the Company's expansion into New York City, which included the hiring of multiple teams and expenses related to the opening of office and retail space in our Park Avenue location in New York City, including increased computer and software equipment costs related to the New York City expansion. 2024 included additional expense associated with annual merit increases and increased employee benefits and increased credit costs. FDIC assessment in 2024 increased $564,000 compared to 2023, due to an increase in average assets and a higher FDIC assessment rate.

INCOME TAXES: Income tax expense for the year ended December 31, 2024 was $12.0 million as compared to $18.4 million for 2023. The effective tax rate for the year ended December 31, 2024 was 26.6 percent as compared to 27.4 percent for the year ended December 31, 2023. The year ended December 2024 included the impact of discrete, favorable federal return to provision adjustments primarily related to the Company's state tax apportionment rate.

CAPITAL RESOURCES: A solid capital base provides the Company with financial strength and the ability to support future growth and is essential to executing the Company’s Strategic Plan. The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Company employs quarterly capital stress testing - adverse case and severely adverse case. In the most recent completed stress test on September 30, 2024, under severely adverse case, no growth scenarios, the Bank remains well capitalized over the two-year stress period.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks and bank holding companies. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

The Company’s capital position during 2024 was enhanced by net income of $33.0 million which was partially offset by the repurchase of $7.2 million of common shares under the Company’s stock repurchase program. Accumulated other comprehensive loss declined by $1.5 million, primarily due to a $2.3 million loss related to the available for sale securities portfolio partially offset by an $806,000 gain on cash flow hedges. The Company also made dividend payments of $3.5 million during the year ended December 31, 2024.

At December 31, 2024, the Company’s GAAP capital as a percent of total assets was 8.64 percent. At December 31, 2024, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.01 percent, 11.51 percent, 11.51 percent and 14.84 percent, respectively. At December 31, 2024, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 10.57 percent, 13.50 percent, 13.50 percent and 14.75 percent, respectively. At December 31, 2024, the Company’s and the Bank’s regulatory capital ratios were all above the ratios to be considered well capitalized under regulatory guidance.

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

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital
(to risk-weighted assets)	801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital
(to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I
(to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital
(to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00

As of December 31, 2023:
Total capital
(to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital
(to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I
(to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital
(to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00

(A)
The Basel Rules require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital
(to risk-weighted assets)	806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital
(to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I
(to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital
(to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00

As of December 31, 2023:
Total capital
(to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital
(to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I
(to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital
(to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

(A)
The Basel Rules require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased through the Plan in both 2024 and 2023 were purchased in the open market.

Management believes the Company’s capital position and capital ratios are adequate at December 31, 2024. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, temporary investments, securities available for sale, customer deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan and security sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $391.4 million at December 31, 2024. In addition, the Company had $784.5 million in securities designated as available for sale at December 31, 2024. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $558.9 million and $99.6 million as of December 31, 2024, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $45.7 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of December 31, 2024, the Company had approximately $3.2 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 282 percent coverage of our uninsured/unprotected deposits.

The Company allowed $120.5 million of brokered certificates of deposits to mature during 2024. These deposits were replaced by lower cost core relationship deposits. Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at December 31, 2024. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of December 31, 2024, the Company has transacted pay fixed, receive floating interest rate swaps totaling $360.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. At December 31, 2024, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $20.1 million.

Management believes the Company’s liquidity position and sources were adequate at December 31, 2024.

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

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services. Officers from the wealth management division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, in New York City and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Wealth Management Division's performance for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,			Change
(In thousands)	2024	2023	2022	2024 vs 2023	2023 vs 2022
Total fee income	$61,458	$55,747	$54,651	$5,711	$1,096

Compensation and benefits (included in
Operating Expenses section above)	29,859	29,425	27,501	434	1,924

Other operating expense (included in
Operating Expenses section above)	11,570	11,876	13,021	(306)	(1,145)

Assets under management and/or
administration (AUM) (market value)	11.9 billion	10.9 billion	9.9 billion

2024 compared to 2023

The market value of assets under management and/or administration (“AUM”) at December 31, 2024 and 2023 was $11.9 billion and $10.9 billion, respectively, an increase of 9 percent, primarily due to an improved equity market and net business inflows. This includes assets held at the Bank at December 31, 2024 and 2023 of $227.2 million and $291.7 million, respectively.

Wealth management fees increased $5.7 million, or 10 percent, to $61.5 million for the year ended December 31, 2024 from $55.7 million in 2023. The increase in fee income for the year ended December 31, 2024 was largely due to the improved equity and bond markets during 2024 and new business inflows.

Wealth management expenses increased to $41.4 million for the year ended December 31, 2024 from $41.3 million for 2023, an increase of $128,000, or less than 1 percent. Compensation and benefits expense totaled $29.9 million and $29.4 million for the years ended December 31, 2024 and 2023, respectively, increasing $434,000 or 1 percent.

Compensation and benefits expense increased slightly due to overall growth in the business, new hires and increased healthcare costs. Remaining expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of the Wealth Management Division should it be necessary.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $360.0 million as of December 31, 2024.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating-rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating-rate exposure for the Company. As of December 31, 2024, $430.8 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2024. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2024.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2024, net interest income would decrease approximately 0.5 percent for year 1 and increase 1.6 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at December 31, 2024, net interest income would increase approximately 0.1 percent for year 1 and decrease 2.9 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2024, net interest income would decrease approximately 0.6 percent for year 1 and increase 3.5 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at December 31, 2023, net interest income for year 1 would decrease approximately 0.7 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 6.9 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is asset sensitive as of December 31, 2024 and that net interest income would improve in a rising rate environment, but decline in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2024.

(Dollars in thousands)
Change In		Estimated Increase/		EVPE as a Percentage of
Interest		Decrease in EVPE		Present Value of Assets (B)
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$724,821	$(43,201)	(5.62)%	11.10%	(20)
+100	743,929	(24,093)	(3.14)	11.17	(13)
Flat interest rates	768,022	—	—	11.30	—
-100	802,569	34,547	4.50	11.54	24
-200	781,951	13,929	1.81	11.08	(22)

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2024, the balance of the allowance for credit losses on loans was $73.0 million.

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

This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. These factors are susceptible to change, which may be significant. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input in their allowance for credit losses for collectively evaluated loans; the output of this analysis forms the maximum loss rate for the qualitative factors.

We identified auditing the qualitative component of the ACL on pooled loans in the commercial and industrial, multifamily, and investment commercial real estate loan segments as a critical audit matter because the methodology to determine the estimate of credit losses relies on management judgment for key assumptions that may materially affect the estimate. Performing audit procedures to evaluate the qualitative factors on the commercial and industrial, multifamily, owner-occupied commercial real estate and investment commercial real estate loan segments involved a high degree of auditor judgment and required significant effort, including the need to involve more experienced audit personnel including the use of internal specialists.

The primary procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of controls over the evaluation of the ACL on pooled loans, including controls addressing:
o
Methodology and accounting policies related to the qualitative factors.
o
Data inputs, judgments and calculations used to determine the qualitative factors.
o
Information technology general controls and application controls.
o
Management’s review of the qualitative factors.

•
Substantively testing management’s process related to, the ACL on pooled loans, which included:
o
Evaluation of the Company’s ACL methodology and accounting policies related to pooled loans.
o
Testing the mathematical accuracy of the calculation.
o
Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the accuracy of the underlying peer data used to develop the maximum loss rate.
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

Livingston, New Jersey

March 12, 2025

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Cash and due from banks	$8,492	$5,887
Federal funds sold	—	—
Interest-earning deposits	382,875	181,784
Total cash and cash equivalents	391,367	187,671
Securities held to maturity (fair value $88,650 at December 31, 2024 and $94,415 at December 31, 2023)	101,635	107,755
Securities available for sale	784,544	550,617
CRA equity security, at fair value	13,041	13,166
FHLB and FRB stock, at cost (A)	12,373	31,044
Loans held for sale, at fair value	—	100
Loans held for sale, at lower of cost or fair value	8,594	6,695
Loans	5,512,326	5,429,325
Less: allowance for credit losses	72,992	65,888
Net loans	5,439,334	5,363,437
Premises and equipment	28,888	24,166
Accrued interest receivable	29,898	30,676
Bank owned life insurance	47,981	47,581
Goodwill	36,212	36,212
Other intangible assets	8,714	9,802
Finance lease right-of-use assets	985	2,087
Operating lease right-of-use assets	40,289	12,096
Deferred tax assets, net	16,381	505
Other assets	51,002	53,247
Total assets	$7,011,238	$6,476,857
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,112,734	$957,687
Interest-bearing deposits:
Checking	3,334,269	2,882,193
Savings	103,136	111,573
Money market accounts	1,078,024	740,559
Certificates of deposit - retail	483,998	443,791
Certificates of deposit - listing service	6,861	7,804
Subtotal deposits	6,119,022	5,143,607
Interest-bearing demand – Brokered	10,000	10,000
Certificates of deposit - Brokered	—	120,507
Total deposits	6,129,022	5,274,114
Short-term borrowings	—	403,814
Finance lease liabilities	1,348	3,430
Operating lease liabilities	43,569	12,876
Subordinated debt, net	133,561	133,274
Due to brokers	18,514	—
Accrued expenses and other liabilities	79,375	65,668
Total liabilities	6,405,389	5,893,176
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,535,856 at December 31, 2024 and 21,388,917 at December 31, 2023; outstanding shares, 17,586,616 at December 31, 2024 and 17,739,677 at December 31, 2023)	17,953	17,831
Surplus	348,264	346,954
Treasury stock at cost (3,949,240 shares at December 31, 2024 and 3,649,240 shares at December 31, 2023)	(117,509)	(110,320)
Retained earnings	423,552	394,094
Accumulated other comprehensive loss	(66,411)	(64,878)
Total shareholders’ equity	605,849	583,681
Total liabilities and shareholders’ equity	$7,011,238	$6,476,857

(A) FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2024	2023	2022
INTEREST INCOME
Loans, including fees	$290,755	$278,170	$195,197
Taxable securities	23,402	19,743	13,854
Tax-exempt securities	—	22	61
Interest-earning deposits	13,644	6,075	2,763
Total interest income	327,801	304,010	211,875
INTEREST EXPENSE
Savings and interest-bearing deposit accounts	143,758	107,490	24,000
Certificates of deposit	20,984	11,736	2,970
Borrowed funds	3,848	18,204	600
Finance lease liability	89	191	251
Subordinated debt	6,644	6,651	5,453
Subtotal – interest expense	175,323	144,272	33,274
Interest-bearing demand - brokered	522	611	1,579
Interest on certificates of deposits – brokered	2,950	3,038	942
Total interest expense	178,795	147,921	35,795
Net interest income before provision for credit losses	149,006	156,089	176,080
Provision for credit losses	7,500	14,091	6,353
Net interest income after provision for credit losses	141,506	141,998	169,727
OTHER INCOME
Wealth management fee income	61,458	55,747	54,651
Service charges and fees	5,317	5,152	4,225
Bank owned life insurance	1,556	1,269	1,243
Gain on loans held for sale at fair value (mortgage banking)	163	91	483
Gain on loans held for sale at lower of cost or fair value	23	—	—
Fee income related to loan level, back-to-back swaps	—	—	293
Gain on sale of SBA loans	1,214	2,433	6,765
Corporate advisory fee income	1,032	219	1,704
Other income	7,531	8,486	5,362
Loss on securities sale, net	—	—	(6,609)
Fair value adjustment for equity securities	828	181	(1,700)
Total other income	79,122	73,578	66,417
OPERATING EXPENSES
Compensation and employee benefits	122,325	100,524	89,476
Premises and equipment	22,485	19,733	18,719
FDIC insurance expense	3,510	2,946	1,939
Swap valuation allowance	—	—	673
Other operating expenses	27,356	25,092	22,993
Total operating expenses	175,676	148,295	133,800
Income before income tax expense	44,952	67,281	102,344
Income tax expense	11,964	18,427	28,098
Net income	$32,988	$48,854	$74,246

EARNINGS PER SHARE
Basic	$1.87	$2.74	$4.09
Diluted	1.85	2.71	4.00

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Net income	$32,988	$48,854	$74,246
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized (losses)/gains arising during the period	(4,112)	11,179	(100,072)
Reclassification adjustment for amounts included in net income	—	—	6,609

	(4,112)	11,179	(93,463)
Tax effect	1,773	(16)	22,364
Net of tax	(2,339)	11,163	(71,099)

Unrealized gains/(losses) on cash flow hedge
Unrealized holding gains/(losses)	1,001	(2,391)	12,884
Reclassification adjustment for amounts included in net income	—	(84)	(116)
	1,001	(2,475)	12,768
Tax effect	(195)	645	(3,506)
Net of tax	806	(1,830)	9,262

Total other comprehensive (loss)/income	(1,533)	9,333	(61,837)

Total comprehensive income	$31,455	$58,187	$12,409

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2022
18,393,888 common shares outstanding	$—	$17,220	$332,358	$(65,104)	$274,288	$(12,374)	$546,388
Cumulative effect adjustment for adoption of ASU 2016-13	—	—	—	—	3,909	—	3,909
Balance at January 1, 2022, adjusted	—	17,220	332,358	(65,104)	278,197	(12,374)	550,297
Net income 2022	—	—	—	—	74,246	—	74,246
Other comprehensive loss	—	—	—	—	—	(61,837)	(61,837)
Restricted stock units issued 347,623 shares	—	290	(290)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (80,400) shares	—	(67)	(2,870)	—	—	—	(2,937)
Amortization of restricted stock units	—	—	8,382	—	—	—	8,382
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,645)	—	(3,645)
Shares repurchase, (930,977) shares	—	—	—	(32,722)	—	—	(32,722)
Common stock options exercised, 23,640 net of 1,115 used to exercise and related taxes benefits, 22,525 shares	—	20	272	—	—	—	292
Exercise of warrants, 49,860 net of 28,311 shares used to exercise, 21,549 shares	—	18	(18)	—	—	—	—
Issuance of shares for Employee Stock Purchase plan, 25,023 shares	—	20	884	—	—	—	904
Issuance of common stock for acquisition, 14,220 shares	—	12	(12)	—	—	—	—
Balance at December 31, 2022
17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980

Balance at January 1, 2023	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income 2023	—	—	—	—	48,854	—	48,854
Other comprehensive gain	—	—	—	—	—	9,333	9,333
Restricted stock units issued 434,000 shares	—	362	(362)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (107,918) shares	—	(90)	(3,153)	—	—	—	(3,243)
Amortization of restricted stock units	—	—	10,751	—	—	—	10,751
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,558)	—	(3,558)
Shares repurchase, (455,341) shares	—	—	—	(12,494)	—	—	(12,494)
Common stock options exercised, 2,600 net of 60 used to exercise and related taxes benefits, 2,540 shares	—	2	40	—	—	—	42
Issuance of shares for Employee Stock Purchase Plan, 33,748 shares	—	28	988	—	—	—	1,016
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at December 31, 2023
17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	Income/(Loss)	Total
Balance at January 1, 2024	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income 2024	—	—	—	—	32,988	—	32,988
Other comprehensive loss	—	—	—	—	—	(1,533)	(1,533)
Restricted stock units issued 148,989 shares	—	124	(124)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares	—	(31)	(846)	—	—	—	(877)
Amortization of restricted stock units	—	—	5,788	—	—	—	5,788
Modification of restricted stock units distributed in cash	—	—	(4,336)	—	—	—	(4,336)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,530)	—	(3,530)
Shares repurchase, (300,000) shares	—	—	—	(7,189)	—	—	(7,189)
Issuance of shares for Employee Stock Purchase Plan, 34,575 shares	—	29	828	—	—	—	857
Balance at December 31, 2024
17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Operating activities:
Net income	$32,988	$48,854	$74,246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,539	3,688	3,475
Amortization of premium and accretion of discount on securities, net	242	578	2,665
Amortization of restricted stock	5,788	10,751	8,382
Amortization of intangible assets	1,088	1,319	1,569
Amortization of subordinated debt costs	287	287	286
Provision for credit losses (A)	7,500	14,091	6,353
Swap valuation allowance	—	—	673
Stock-based compensation and employee stock purchase plan expense	154	178	145
Deferred tax benefit	(14,297)	(15,276)	(6,641)
Fair value adjustment for equity security	(828)	(181)	1,700
Loss on sale of securities, available for sale, net	—	—	6,609
Proceeds from sales of loans held for sale (B)	28,886	41,355	98,568
Loans originated for sale (B)	(29,308)	(30,000)	(74,856)
Gain on loans held for sale (B)	(1,377)	(2,524)	(7,248)
Gain on loans held for sale at lower of cost or fair value	(23)	—	—
Loss/(gain) on disposal of fixed assets	102	6	(275)
Gain on life insurance death benefit	(236)	(41)	(27)
Increase in cash surrender value of life insurance, net	(318)	(457)	(532)
Decrease/(increase) in accrued interest receivable	778	(5,519)	(3,568)
(Increase)/decrease in other assets	(27,055)	(3,324)	5,261
Increase in accrued expenses and other liabilities	63,193	6,295	2,116
Net cash provided by operating activities	71,103	70,080	118,901
Investing activities:
Principal repayments, maturities and calls of securities held to maturity	6,034	4,803	6,286
Principal repayments, maturities and calls of securities available for sale	661,474	633,737	440,668
Redemptions for FHLB & FRB stock	59,709	115,947	33,804
Sales of securities available for sale	—	—	118,972
Proceeds from sales of equity securities	953	—	—
Purchase of securities held to maturity	—	(10,347)	—
Purchase of securities available for sale	(899,669)	(619,025)	(420,169)
Purchase of FHLB & FRB stock	(41,038)	(116,319)	(51,526)
Proceeds from sale of loans held for sale at lower of cost or fair value	23	—	—
Net increase in loans, net of participations sold	(83,397)	(153,112)	(480,862)
Sales of OREO	—	116	—
Purchases of premises and equipment	(8,097)	(3,275)	(3,517)
Disposal of premises and equipment	428	(6)	277
Proceeds from life insurance death benefit	154	—	—
Net cash used in investing activities	(303,426)	(147,481)	(356,067)

	Years Ended December 31,
	2024	2023	2022
Financing activities:
Net increase/(decrease) in deposits	854,908	68,950	(60,985)
Net (decrease)/increase in short-term borrowings	(403,814)	24,284	379,530
Dividends paid on common stock	(3,530)	(3,558)	(3,645)
Exercise of stock options, net of stock swaps	—	42	292
Restricted stock repurchased on vesting to pay taxes	(877)	(3,243)	(2,937)
Issuance of restricted stock	(4,336)	—	—
Issuance of shares for employee stock purchase plan	857	1,016	904
Shares repurchased	(7,189)	(12,494)	(32,722)
Net cash provided by financing activities	436,019	74,997	280,437
Net increase/(decrease) in cash and cash equivalents	203,696	(2,404)	43,271
Cash and cash equivalents at beginning of period	187,671	190,075	146,804
Cash and cash equivalents at end of period	$391,367	$187,671	$190,075
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$170,801	$141,166	$33,158
Income tax, net	17,672	18,474	25,002
Transfer of loans to other real estate owned	—	—	116
Right-of-use asset obtained in exchange for operating lease liabilities	32,302	1,926	5,909

(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology.
(B)
Includes mortgage loans originated with the intent to sell which are carried at fair value. In addition, includes the guaranteed portion of SBA loans, which are carried at the lower of cost or fair value.

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Organization: The consolidated financial statements of the Company are prepared on the accrual basis and include the accounts of the Company and its wholly-owned subsidiary, Peapack Private Bank & Trust (the “Bank”). The consolidated financial statements also include the Bank’s wholly-owned subsidiaries:

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

Business: The Bank is a commercial bank that provides private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information: The Company's reportable segments are determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker ("CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans, investments and deposits primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

The Banking segment includes: commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

The Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on either a fixed or tiered fee schedule, based upon the market value of assets under management and/or administration ("AUMs"). Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $139.4 million and $162.9 million as of December 31, 2024 and 2023, respectively. SBA loans held for sale, including gains and losses, totaled $9.3 million and $7.2 million as of December 31, 2024 and 2023, respectively. The servicing asset recorded was not material.

Loans originated with the intent to hold and subsequently transferred to loans held for sale are carried at the lower of cost or fair value. These are loans that the Company no longer has the intent to hold for the foreseeable future.

Loans: Loans that Management has the intent and ability to hold for the foreseeable future or until maturity are stated at the principal amount outstanding. Interest on loans is recognized based upon the principal amount outstanding. Loans are stated at face value, less purchased premium and discounts and net deferred fees. Loan origination fees and certain direct loan origination costs are deferred and recognized on a level-yield method, over the life of the loan as an adjustment to the loan’s yield. The definition of recorded investment in loans includes accrued interest receivable and deferred fees/cost, however, for the Company’s loan disclosures, accrued interest and deferred fees/costs were excluded as the impact was not material.

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

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of allowance is determined by portfolio segment using a discounted cash flow ("DCF") model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including but not limited to unemployment rates, national gross domestic product and other indices. Forecast data is sourced from Moody's Analytics, a firm widely recognized for its research, analysis, and economic forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. These factors could also include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. As a result of this detailed process, the ACL results in two forms of allocations, quantitative and qualitative. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

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

Primary Residential Mortgages. The Bank originates one-to-four family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including: unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one-to-four family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower; including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company, if privately held. Commercial and industrial loans are typically repaid by the cash flows generated by the borrower’s business operation. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, degree of competition, regulatory changes, and general economic conditions. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance. However, the ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

Construction. The Bank provides commercial construction loans for properties located in the Tri-state area. Risks common to commercial construction loans are cost overruns, inaccurate estimates of the time needed to complete construction, inaccurate estimates of the period of construction, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values. Changes in market demand for property could lead to longer marketing times resulting in higher carrying costs, declining values, and higher interest rates.

Consumer and Other. These are loans to individuals for household, family and other personal expenditures as well as obligations of states and political subdivisions in the U.S. This also represents all other loans that cannot be categorized in any of the previous mentioned loan segments. Consumer loans generally have higher interest rates and shorter terms than residential loans but tend to have higher credit risk due to the depreciating nature of the collateral securing the loan or in some cases the absence of collateral.

On January 1, 2023, the Company adopted Accounting Standards Update ("ASU") 2022-02, which eliminated the accounting guidance on troubled debt restructurings for creditors in ASC 310-40 and amends the guidance on "vintage disclosures" to require disclosure of current-period gross write-offs by year of origination. ASU 2022-02 also updates the requirements related to accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty.

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

The ROU asset is measured at the amount of the lease liability adjusted for lease incentives received, and cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the ROU asset. Operating lease expense consists of: a single lease cost allocated over the remaining lease term on a straight-line basis and any impairment of the ROU asset. However, variable lease payments are not included in the lease liability.

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

Other Real Estate Owned ("OREO"): OREO acquired through foreclosure on loans secured by real estate is initially recorded at fair value, less estimated costs to sell. Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The assets are subsequently accounted for at the lower of cost or fair value, as established by a current appraisal, less estimated costs to sell. Any write-downs at the date of foreclosure are charged to the allowance for credit losses. Expenses incurred to maintain these properties, losses resulting from write-downs after the date of foreclosure, and realized gains and losses upon sale of the properties are included in other non-interest expense and other non-interest income, as appropriate.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2021 or by state and local tax authorities for years prior to 2019.

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

During the first quarter of 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan (the "Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be paid in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date, which is the fair market value of a common share of the Company's stock on such vesting date.

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

The Company recorded $154,000, $178,000 and $145,000 of expense in salaries and employee benefits expense for the years ended December 31, 2024, 2023 and 2022, respectively, related to the ESPP. Total shares issued under the ESPP for the years ended December 31, 2024, 2023 and 2022 were 34,575, 33,748 and 25,023, respectively.

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

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022:

(In thousands, except share and per share data)	2024	2023	2022
Net income available to common shareholders	$32,988	$48,854	$74,246
Basic weighted average shares outstanding	17,664,640	17,849,558	18,161,605
Plus: common stock equivalents	175,121	199,494	406,493
Diluted weighted average shares outstanding	17,839,761	18,049,052	18,568,098
Earnings per share:
Basic	$1.87	$2.74	$4.09
Diluted	1.85	2.71	4.00

Restricted stock units totaling 107,727, 387,768 and 291,462 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2024, 2023 and 2022, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Accounting Pronouncements: In October 2023, the Financial Accounting Standards Board (the "FASB") issued ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the Securities and Exchange Commission ("SEC") regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements through enhanced disclosures about significant segment and interim periods with fiscal years beginning after December 15, 2024 with early adoption permitted. This ASU did not have a material effect on our consolidated financial statements. See Note 19 for additional information on business segments.

In December 2023, the FASB issued ASU 2023-09, Income Tax - Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. This ASU did not have a material effect on our consolidated financial statements.

In March 2024, the FASB issued ASU No. 2024-01, Compensation-Stock Compensation (Topic 718): Scope Applications of Profits Interests and Similar Awards. ASU 2024-01 adds an example to Topic 718 which illustrates how to apply the scope guidance to determine whether profits interest and similar awards should be accounted for as share-based payment arrangements under Topic 718 or under other U.S. GAAP. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, although early adoption is permitted. This ASU did not have an impact on our consolidated financial statements.

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the consolidated statements of condition as of December 31, 2024 and 2023 follows:

	2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,813	$—	$(47,899)	$—	$196,914
Mortgage-backed securities-residential	595,789	1,086	(48,263)	—	548,612
SBA pool securities	27,772	—	(3,290)	—	24,482
Corporate bond	15,500	105	(1,069)	—	14,536
Total securities available for sale	$883,874	$1,191	$(100,521)	$—	$784,544
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,666)	$—	$37,334
Mortgage-backed securities-residential	61,635	—	(10,319)	—	51,316
Total securities held to maturity	$101,635	$—	$(12,985)	$—	$88,650

	2023
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,794	$—	$(47,103)	$—	$197,691
Mortgage-backed securities-residential	363,893	80	(43,177)	—	320,796
SBA pool securities	27,148	—	(3,744)	—	23,404
Corporate bond	10,000	—	(1,274)	—	8,726
Total securities available for sale	$645,835	$80	$(95,298)	$—	$550,617
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(3,369)	$—	$36,631
Mortgage-backed securities-residential	67,755	—	(9,971)	—	57,784
Total securities held to maturity	$107,755	$—	$(13,340)	$—	$94,415

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2024, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities and SBA pool securities are shown separately.

(In thousands)	Available for Sale		Held to Maturity
Maturing in:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$—	$—
After one year through five years	45,000	39,764	40,000	37,334
After five years through ten years	150,450	123,093	—	—
After ten years	64,863	48,593	—	—
	260,313	211,450	40,000	37,334
Mortgage-backed securities-residential	595,789	548,612	61,635	51,316
SBA pool securities	27,772	24,482	—	—
Total	$883,874	$784,544	$101,635	$88,650

Securities available for sale with a fair value of $558.9 million and $434.6 million as of December 31, 2024 and December 31, 2023, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law. In addition, securities held to maturity with a carrying value of $99.6 million and $107.8 million were also pledged as of December 31, 2024 and December 31, 2023, respectively, for the same purposes.

The following is a summary of gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2024	2023	2022
Proceeds on sales	$—	$—	$118,972
Gross gains	—	—	3
Gross losses	—	—	(6,612)
Net tax benefit	—	—	1,581

The following table presents the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2024 and 2023.

	2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$196,914	$(47,899)	$196,914	$(47,899)
Mortgage-backed securities-residential	171,531	(2,063)	216,735	(46,200)	388,266	(48,263)
SBA pool securities	4,861	(11)	19,621	(3,279)	24,482	(3,290)
Corporate bond	—	—	8,931	(1,069)	8,931	(1,069)
Total securities available for sale	$176,392	$(2,074)	$442,201	$(98,447)	$618,593	$(100,521)
Securities Held to Maturity:
U.S. government- sponsored agencies	$—	$—	$37,334	$(2,666)	$37,334	$(2,666)
Mortgage-backed securities-residential	—	—	51,316	(10,319)	51,316	(10,319)
Total securities held to maturity	$—	$—	$88,650	$(12,985)	$88,650	$(12,985)
Total securities	$176,392	$(2,074)	$530,851	$(111,432)	$707,243	$(113,506)

	2023
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$197,691	$(47,103)	$197,691	$(47,103)
Mortgage-backed securities-residential	36,634	(963)	217,513	(42,214)	254,147	(43,177)
SBA pool securities	655	(1)	22,749	(3,743)	23,404	(3,744)
Corporate Bond	—	—	8,726	(1,274)	8,726	(1,274)
Total securities available for sale	$37,289	$(964)	$446,679	$(94,334)	$483,968	$(95,298)
Securities Held to Maturity:
U.S. government- sponsored agencies	$—	$—	$36,631	$(3,369)	$36,631	$(3,369)
Mortgage-backed securities-residential	9,647	(135)	48,137	(9,836)	57,784	(9,971)
Total securities held to maturity	$9,647	$(135)	$84,768	$(13,205)	$94,415	$(13,340)
Total securities	$46,936	$(1,099)	$531,447	$(107,539)	$578,383	$(108,638)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An unrealized loss related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security's amortized cost basis exceeds the fair value. An unrealized loss on available for sale securities that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2024. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S. government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities were a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the years ended December 31, 2024, December 31, 2023 or December 31, 2022, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.0 million and $13.2 million at December 31, 2024 and 2023, respectively. The investment is classified as an equity security in our Consolidated Statements of Condition. This security had a loss of $125,000 for the year ended December 31, 2024, a gain of $181,000 for the year ended December 31, 2023 and a loss of $1.7 million for the year ended December 31, 2022. This amount is included in the fair value adjustment for equity securities on the Consolidated Statements of Income. Additionally, the Company sold its Visa B shares which resulted in a positive fair value adjustment to equity securities of $953,000 recognized in our Consolidated Statements of Income during the year ended December 31, 2024.

3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2024	Loans	2023	Loans
Residential mortgage	$614,840	11.15%	$578,327	10.65%
Multifamily mortgage	1,799,754	32.65	1,836,390	33.82
Commercial mortgage	588,104	10.67	637,625	11.74
Commercial loans (including equipment financing)	2,389,105	43.34	2,260,524	41.64
Commercial construction	—	—	17,721	0.33
Home equity lines of credit	42,327	0.77	36,464	0.67
Consumer loans, including fixed rate home equity loans	77,785	1.41	62,036	1.14
Other loans	411	0.01	238	0.01
Total loans	$5,512,326	100.00%	$5,429,325	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following pool segments identified as of December 31, 2024 and 2023 are based on the CECL methodology:

		% of Total		% of Total
(Dollars in thousands)	2024	Loans	2023	Loans
Primary residential mortgage	$609,038	11.05%	$585,126	10.78%
Junior lien loan on residence	45,307	0.82	40,203	0.74
Multifamily property	1,799,754	32.66	1,836,390	33.85
Owner-occupied commercial real estate	275,089	4.99	255,110	4.70
Investment commercial real estate	978,436	17.75	1,061,197	19.56
Commercial and industrial	1,489,466	27.03	1,314,781	24.23
Lease financing	222,497	4.04	251,423	4.63
Construction	11,204	0.20	17,987	0.33
Consumer and other	80,165	1.46	63,906	1.18
Total loans	$5,510,956	100.00%	$5,426,123	100.00%
Net deferred costs	1,370		3,202
Total loans including net deferred costs	$5,512,326		$5,429,325

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2024	2023
Balance, beginning of year	$3,297	$4,480
New loans	81	3
Repayments	(275)	(1,186)
Balance, at end of year	$3,103	$3,297

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2024 and 2023:

	2024
	Nonaccrual
	With No		Loans Past Due Over
	Allowance		90 Days and Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,168	$3,168	$—
Junior lien loan on residence	92	92	—
Multifamily property	15,294	53,105	—
Investment commercial real estate	9,754	11,684	—
Commercial and industrial	5,394	30,881	—
Lease financing	434	1,234	—
Consumer and other	4	4	—
Total	$34,140	$100,168	$—

	2023
	Nonaccrual
	With No		Loans Past Due Over
	Allowance		90 Days and Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$1,263	$1,263	$—
Junior lien loan on residence	100	100	—
Multifamily property	16,645	16,645	—
Investment commercial real estate	9,881	9,881	—
Commercial and industrial	3,965	31,430	—
Lease financing	946	2,002	—
Consumer and other	3	3	—
Total	$32,803	$61,324	$—

The following tables present the recorded investment in past due loans as of December 31, 2024 and 2023 by class of loans, excluding nonaccrual loans:

	2024
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,143	$199	$—	$1,342
Junior lien loan on residence	—	23	—	23
Commercial and industrial	1,696	1,809	—	3,505
Total	$2,839	$2,031	$—	$4,870

	2023
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,448	$1,061	$—	$3,509
Junior lien loan on residence	84	—	—	84
Multifamily property	11,814	—	—	11,814
Commercial and industrial	7,297	11,498	—	18,795
Consumer and other	387	—	—	387
Total	$22,030	$12,559	$—	$34,589

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of December 31, 2024 and 2023 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,532	$90,214	$109,903	$73,777	$53,434	$198,266	$405	$5,663	$605,194
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,075	93	—	442	2,234	—	—	3,844
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,532	91,289	109,996	73,777	53,876	200,500	405	5,663	609,038
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	1,357	2,468	1,874	419	55	2,409	30,792	5,841	45,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	91	1	92
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,357	2,468	1,874	419	55	2,409	30,883	5,842	45,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	29,275	51,583	456,162	602,288	117,288	414,192	1,950	43,488	1,716,226
Special mention	—	—	—	11,961	—	7,719	—	—	19,680
Substandard	—	—	13,366	7,195	—	43,287	—	—	63,848
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	29,275	51,583	469,528	621,444	117,288	465,198	1,950	43,488	1,799,754
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	32,693	7,662	24,802	43,469	18,970	126,666	14,647	3,707	272,616
Special mention	—	—	—	1,148	—	—	—	—	1,148
Substandard	—	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	32,693	7,662	24,802	44,617	18,970	127,991	14,647	3,707	275,089
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	39,906	123,864	169,645	136,994	55,551	371,046	18,473	38,620	954,099
Special mention	—	—	—	—	—	12,653	—	—	12,653
Substandard	—	—	9,754	—	—	1,930	—	—	11,684
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	39,906	123,864	179,399	136,994	55,551	385,629	18,473	38,620	978,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	425,315	127,304	133,067	132,237	10,760	33,985	537,844	12,554	1,413,066
Special mention	—	210	—	12,205	—	187	—	435	13,037
Substandard	10,307	4,352	19,252	52	2,040	4,417	12,484	10,448	63,352
Doubtful	—	—	—	—	—	—	—	11	11
Total commercial and industrial	435,622	131,866	152,319	144,494	12,800	38,589	550,328	23,448	1,489,466
Current period gross charge-offs	93	—	—	—	241	—	—	11	345

Lease financing:
Pass	46,585	43,887	38,297	47,659	23,711	21,124	—	—	221,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	800	—	—	—	434	—	—	1,234
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	46,585	44,687	38,297	47,659	23,711	21,558	—	—	222,497
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction loans:
Pass	—	—	—	—	—	—	11,204	—	11,204
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	11,204	—	11,204
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	31,687	100	4,943	3,265	120	4,009	33,194	2,843	80,161
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	31,687	100	4,943	3,265	120	4,009	33,198	2,843	80,165
Current period gross charge-offs	—	—	—	—	—	3	—	36	39

Total:
Pass	680,350	447,082	938,693	1,040,108	279,889	1,171,697	648,509	112,716	5,319,044
Special mention	—	210	—	25,314	—	20,559	—	435	46,518
Substandard	10,307	6,227	42,465	7,247	2,482	53,627	12,579	10,449	145,383
Doubtful	—	—	—	—	—	—	—	11	11
Total Loans	$690,657	$453,519	$981,158	$1,072,669	$282,371	$1,245,883	$661,088	$123,611	$5,510,956
Total Current Period Gross Charge-offs	$93	$43	$—	$2,088	$241	$3,294	$—	$47	$5,806

	Grade as of December 31, 2023 for Loans Originated During
						2018		Revolving-
(In thousands)	2023	2022	2021	2020	2019	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$94,688	$114,532	$80,175	$56,191	$35,418	$196,251	$—	$5,535	$582,790
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	473	935	928	—	—	2,336
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	94,688	114,532	80,175	56,664	36,353	197,179	—	5,535	585,126
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	872	1,394	135	—	530	808	29,620	6,680	40,039
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	163	1	164
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	872	1,394	135	—	530	808	29,783	6,681	40,203
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	52,072	476,972	645,093	119,934	209,299	295,226	8,451	—	1,807,047
Special mention	—	—	—	—	—	1,650	—	—	1,650
Substandard	—	1,572	7,491	—	10,370	8,260	—	—	27,693
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	52,072	478,544	652,584	119,934	219,669	305,136	8,451	—	1,836,390
Current period gross charge-offs	—	—	2,223	—	—	—	—	—	2,223

Owner-occupied commercial real estate:
Pass	4,333	23,590	39,563	19,457	11,788	126,430	17,559	10,731	253,451
Special mention	—	—	1,197	—	—	—	462	—	1,659
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	4,333	23,590	40,760	19,457	11,788	126,430	18,021	10,731	255,110
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	125,568	173,660	150,026	57,811	144,447	314,411	30,124	13,379	1,009,426
Special mention	—	—	—	—	21,936	3,834	—	14,172	39,942
Substandard	—	9,881	—	—	1,948	—	—	—	11,829
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	125,568	183,541	150,026	57,811	168,331	318,245	30,124	27,551	1,061,197
Current period gross charge-offs	—	1,199	—	—	—	—	—	—	1,199

Commercial and industrial:
Pass	226,699	216,864	191,389	39,003	26,570	16,845	516,844	23,687	1,257,901
Special mention	—	—	758	—	1,161	190	14,232	194	16,535
Substandard	1,212	22,297	1,467	1,865	953	2,524	7,571	2,456	40,345
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	227,911	239,161	193,614	40,868	28,684	19,559	538,647	26,337	1,314,781
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Lease financing:
Pass	50,706	42,447	61,547	39,710	24,113	19,287	—	—	237,810
Special mention	—	9,631	511	—	1,375	94	—	—	11,611
Substandard	1,056	—	—	—	946	—	—	—	2,002
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	51,762	52,078	62,058	39,710	26,434	19,381	—	—	251,423
Current period gross charge-offs	—	4,800	—	—	—	794	—	—	5,594

Construction loans:
Pass	—	—	—	—	—	—	17,987	—	17,987
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,987	—	17,987
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	3,934	—	301	158	—	4,141	51,788	3,581	63,903
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	3	—	3
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	3,934	—	301	158	—	4,141	51,791	3,581	63,906
Current period gross charge-offs	—	—	—	—	—	—	139	—	139

Total:
Pass	558,872	1,049,459	1,168,229	332,264	452,165	973,399	672,373	63,593	5,270,354
Special mention	—	9,631	2,466	—	24,472	5,768	14,694	14,366	71,397
Substandard	2,268	33,750	8,958	2,338	15,152	11,712	7,737	2,457	84,372

Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$561,140	$1,092,840	$1,179,653	$334,602	$491,789	$990,879	$694,804	$80,416	$5,426,123
Total Current Period Gross Charge-offs	$—	$5,999	$2,223	$—	$—	$794	$139	$—	$9,155

At December 31, 2024, $99.8 million of substandard loans were individually evaluated as compared to $60.6 million at December 31, 2023. The increase in individually evaluated substandard loans was primarily due to nine multifamily credits totaling $51.5 million that were graded as substandard during the year ended December 31, 2024, partially offset by the sale of two multifamily individually evaluated loans totaling $15.1 million. Subsequent to December 31, 2024, two healthcare facility loans totaling $23.0 million were downgraded to special mention.

Loan Modifications: On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of TDRs. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of December 31, 2024. The Company has not committed to lend additional amounts as of December 31, 2024 to customers with outstanding loans that are classified as modified loans. The following tables provide information related to the modifications during the year ended December 31, 2024 by pool segment and type of concession granted:

	Significant Payment Delay
	Year ended December 31, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$648	0.11%
Commercial and industrial	571	0.04
Total	$1,219	0.15%

	Interest Rate Reduction and
	Term Extension
	Year ended December 31, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,138	0.81%
Total	$12,138	0.81%

	Significant Payment Delay and
	Term Extension
	Year ended December 31, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Investment commercial real estate	$17,838	1.82%
Commercial and industrial	15,300	1.03
Total	$33,138	2.85%

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

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of December 31, 2024:

	Payment Status at December 31, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$533	$115	$—
Investment commercial real estate	17,838	—	—
Commercial and industrial	28,009	—	2,984
Total	$46,380	$115	$2,984

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties on or after January 1, 2023, the date we adopted ASU 2022-02, through December 31, 2023:

	Payment Status at December 31, 2023
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$3,254	$—	$—
Total	$3,254	$—	$—

The Company has not committed to lend additional amounts as of December 31, 2024 to customers with outstanding loans that are classified as modified loans.

The following table presents loans by class that were modified that failed to comply with the modified terms in the year following modification and resulted in a payment default during the year ended December 31, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Year Ended December 31, 2024
		Significant
	Significant	Payment Delay and
(Dollars in thousands)	Payment Delay	Term Extension
Primary residential mortgage	$648	$—
Investment commercial real estate	—	17,838
Commercial and industrial	503	—
Total	$1,151	$17,838

The following table presents loans by class that were modified that failed to comply with the modified terms in the year following modification and resulted in a payment default during the year December 31, 2023:

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

The Company does not estimate expected credit losses on accrued interest receivable ("AIR") on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $26.2 million at December 31, 2024 and $27.8 million at December 31, 2023.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of December 31, 2024 and 2023.

	December 31, 2024
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,779	$—	$606,259	$4,398	$609,038	$4,398
Junior lien loan on residence	92	—	45,215	180	45,307	180
Multifamily property	53,105	5,149	1,746,649	12,504	1,799,754	17,653
Owner-occupied commercial real estate	—	—	275,089	3,208	275,089	3,208
Investment commercial real estate	11,684	735	966,752	10,950	978,436	11,685
Commercial and industrial	30,881	6,678	1,458,585	26,397	1,489,466	33,075
Lease financing	1,234	121	221,263	1,367	222,497	1,488
Construction	—	—	11,204	121	11,204	121
Consumer and other	—	—	80,165	1,184	80,165	1,184
Total ACL	$99,775	$12,683	$5,411,181	$60,309	$5,510,956	$72,992

	December 31, 2023
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$652	$—	$584,474	$3,931	$585,126	$3,931
Junior lien loan on residence	100	—	40,103	177	40,203	177
Multifamily property	16,645	—	1,819,745	8,782	1,836,390	8,782
Owner-occupied commercial real estate	—	—	255,110	4,840	255,110	4,840
Investment commercial real estate	9,881	—	1,051,316	15,403	1,061,197	15,403
Commercial and industrial	31,430	4,518	1,283,351	25,189	1,314,781	29,707
Lease financing	2,002	20	249,421	1,643	251,423	1,663
Construction	—	—	17,987	516	17,987	516
Consumer and other	—	—	63,906	869	63,906	869
Total ACL	$60,710	$4,538	$5,365,413	$61,350	$5,426,123	$65,888

Individually evaluated loans include nonaccrual loans of $99.8 million at December 31, 2024 and $60.6 million at December 31, 2023. Individually evaluated loans did not include any performing modified loans at December 31, 2024. An allowance of $86,000 was allocated to modified loans at December 31, 2024, of which all was allocated to one nonaccrual loan. All accruing modified loans were paying in accordance with their modified terms as of December 31, 2024.

The allowance for credit losses was $73.0 million as of December 31, 2024, compared to $65.9 million at December 31, 2023. The increase in the allowance for credit losses ("ACL") was primarily due to a provision for credit losses of $7.5 million in 2024. The provision for credit losses was driven by charge-offs of $5.4 million related to two multifamily property credits. Additionally, there were specific reserves of $5.1 million recorded for seven multifamily property credits totaling $37.8 million during the year ended December 31, 2024. The allowance for credit losses as a percentage of loans was 1.32 percent and 1.21 percent at December 31, 2024 and 2023, respectively.

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

The following tables present collateral dependent loans individually evaluated by segment as of December 31, 2024 and 2023:

	December 31, 2024
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$2,935	$2,779	$—	$1,851
Junior lien loan on residence (A)	97	92	—	101
Multifamily property (B)	15,320	15,295	—	16,968
Investment commercial real estate (C)	12,500	9,754	—	9,810
Commercial and industrial (A)(C)(D)	3,885	2,738	—	3,558
Lease financing (E)	542	434	—	1,363
Total loans with no related allowance	$35,279	$31,092	$—	$33,651
With related allowance recorded:
Multifamily property (B)	$37,874	$37,810	$5,149	$17,020
Investment commercial real estate (C)	1,930	1,930	735	1,126
Commercial and industrial (A)(C)(D)(E)	31,145	28,143	6,678	27,962
Lease financing (E)	845	800	121	867
Total loans with related allowance	$71,794	$68,683	$12,683	$46,975
Total loans individually evaluated for impairment	$107,073	$99,775	$12,683	$80,626

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
(C)
Secured by commercial real estate.
(D)
Secured by all business assets.
(E)
Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the years ended December 31, 2024 and 2023 was not material. The Company did not recognize any income on non-accruing impaired loans for the years ended December 31, 2024 and 2023.

The activity in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 are summarized below:

	January 1,				December 31,
	2024				2024
	Beginning	Charge-		Provision/	Ending
(In thousands)	ACL	Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$3,931	$(43)	$—	$510	$4,398
Junior lien loan on residence	177	—	—	3	180
Multifamily property	8,782	(5,379)	—	14,250	17,653
Owner-occupied commercial real estate	4,840	—	—	(1,632)	3,208
Investment commercial real estate	15,403	—	—	(3,718)	11,685
Commercial and industrial	29,707	(345)	2,195	1,518	33,075
Lease financing	1,663	—	3,214	(3,389)	1,488
Construction	516	—	—	(395)	121
Consumer and other	869	(39)	5	349	1,184
Total ACL	$65,888	$(5,806)	$5,414	$7,496	$72,992

(A) Provision to roll forward the ACL excludes a provision of $4,000 for off-balance sheet commitments.

	January 1,				December 31,
	2023				2023
	Beginning	Charge-		Provision/	Ending
(In thousands)	ACL	Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$2,894	$—	$52	$985	$3,931
Junior lien loan on residence	154	—	—	23	177
Multifamily property	8,849	(2,223)	—	2,156	8,782
Owner-occupied commercial real estate	4,835	—	—	5	4,840
Investment commercial real estate	15,480	(1,199)	—	1,122	15,403
Commercial and industrial	25,530	—	—	4,177	29,707
Lease financing	2,314	(5,594)	—	4,943	1,663
Construction	236	—	—	280	516
Consumer and other	537	(139)	6	465	869
Total ACL	$60,829	$(9,155)	$58	$14,156	$65,888

(A) Provision to roll forward the ACL excludes a credit of $65,000 for off-balance sheet commitments.

	December 31,
	2021
	Prior to					December 31,
	Adoption	Impact of				2022
	of	Adopting			Provision/	Ending
(In thousands)	Topic 326	Topic 326	Charge-Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$1,510	$717	$—	$15	$652	$2,894
Junior lien loan on residence	88	83	(3)	—	(14)	154
Multifamily property	9,806	4,072	—	—	(5,029)	8,849
Owner-occupied commercial real estate	1,998	2,902	—	—	(65)	4,835
Investment commercial real estate	27,083	(13,589)	(1,450)	—	3,436	15,480
Commercial and industrial	17,509	(657)	—	254	8,424	25,530
Lease financing	3,440	156	—	—	(1,282)	2,314
Construction	48	361	—	—	(173)	236
Consumer and other	215	419	(53)	2	(46)	537
Total ACL	$61,697	$(5,536)	$(1,506)	$271	$5,903	$60,829

(A) Provision to roll forward the ACL excludes a provision of $450,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the ACL for off balance sheet commitments for the years ended December 31, 2024, 2023 and 2022:

	January 1,		December 31,
	2024	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$4	$691
Total ACL	$687	$4	$691

	January 1,		December 31,
	2023	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$(65)	$687
Total ACL	$752	$(65)	$687

	December 31,
	2021			December 31,
	Prior to Adoption	Impact of	Provision	2022
(In thousands)	of Topic 326	Adopting Topic 326	(Credit)	Ending ACL
Off balance sheet commitments	$—	$302	$450	$752
Total ACL	$—	$302	$450	$752

5. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2024	2023
Land and land improvements	$6,881	$6,881
Buildings	13,385	12,259
Furniture and equipment	30,022	27,085
Leasehold improvements	15,654	15,101
Projects in progress	4,767	1,817
	70,709	63,143
Less: accumulated depreciation	41,821	38,977
Total	$28,888	$24,166

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2024	2023
Finance lease	$2,814	$11,237
Less: accumulated depreciation	1,829	9,150
Total	$985	$2,087

Projects in progress represents costs associated with smaller renovation or equipment installation projects at various locations.

The Company recorded depreciation expense of $3.5 million, $3.7 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The Company modified the existing lease for its corporate headquarters building in 2024 which is classified as an operating lease right-of-use asset in accordance with lease accounting guidance. The lease arrangement requires monthly payments through 2036. Under the previous lease, the main office was classified as a finance lease with related depreciation expense of $202,000 in 2024 and $607,000 for both the 2023 and 2022 periods.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment in accordance with lease accounting guidance. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2024, 2023 and 2022 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2024:

(In thousands)
2025	$215
2026	215
2027	226
2028	226
2029	226
Thereafter	451
Total minimum lease payments	1,559
Less: amount representing interest	211
Present value of net minimum lease payments	$1,348

6. DEPOSITS

Time deposits over $250,000 totaled $137.3 million and $105.9 million at December 31, 2024 and 2023, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2024		2023
Noninterest-bearing demand deposits	$1,112,734	18.16%	$957,687	18.16%
Interest-bearing checking (A)	3,334,269	54.40	2,882,193	54.65
Savings	103,136	1.68	111,573	2.12
Money market	1,078,024	17.59	740,559	14.04
Certificates of deposit - retail	483,998	7.90	443,791	8.41
Certificates of deposit - listing service	6,861	0.11	7,804	0.15
Subtotal deposits	6,119,022	99.84	5,143,607	97.53
Interest-bearing demand - Brokered	10,000	0.16	10,000	0.19
Certificates of deposit - Brokered	—	—	120,507	2.28
Total deposits	$6,129,022	100.00%	$5,274,114	100.00%

(A) Interest-bearing checking includes $1.57 billion at December 31, 2024 and $990.7 million at December 31, 2023 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.

The scheduled maturities of time deposits as of December 31, 2024 are as follows:

(In thousands)
2025	$434,792
2026	50,152
2027	4,432
2028	203
2029	1,280
Over 5 Years	—
Total	$490,859

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At December 31, 2024, the Company had no overnight borrowings. At December 31, 2023, the Company had $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent. At December 31, 2024, unused short-term overnight borrowing commitments totaled $1.8 billion from the FHLB, $22.0 million from correspondent bankers and $2.0 billion at the Federal Bank of New York.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$196,914	$—	$196,914	$—
Mortgage-backed securities-residential	548,612	—	548,612	—
SBA pool securities	24,482	—	24,482	—
Corporate bond	14,536	—	14,536	—
CRA investment fund	13,041	13,041	—	—
Derivatives:
Cash flow hedges	7,815	—	7,815	—
Loan level swaps	22,275	—	22,275	—
Total	$827,675	$13,041	$814,634	$—

Liabilities:
Derivatives:
Loan level swaps	22,275	—	22,275	—
Total	$22,275	$—	$22,275	$—

(In thousands)	December 31, 2023
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$197,691	$—	$197,691	$—
Mortgage-backed securities-residential	320,796	—	320,796	—
SBA pool securities	23,404	—	23,404	—
Corporate bond	8,726	—	8,726	—
CRA investment fund	13,166	13,166	—	—
Derivatives:
Cash flow hedges	6,814	—	6,814	—
Loan level swaps	23,826	—	23,826	—
Total	$594,423	$13,166	$581,257	$—

Liabilities:
Derivatives:
Loan level swaps	23,826	—	23,826	—
Total	$23,826	$—	$23,826	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2024 and December 31, 2023.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2024	December 31, 2023
Residential loans contractual balance	$—	$98
Fair value adjustment	—	2
Total fair value of residential loans held for sale	$—	$100

The following tables summarize, at the date indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$32,661	$—	$—	$32,661
Investment commercial real estate	1,195	—	—	1,195
Commercial and industrial	21,465	—	—	21,465
Lease financing	679	—	—	679

Fair Value Measurements Using
Quoted
Prices In
Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Commercial and industrial	$22,947	$—	$—	$22,947
Lease financing	1,035	—	—	1,035

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2024 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$391,367	$391,367	$—	$—	$391,367
Securities available for sale	784,544	—	784,544	—	784,544
Securities held to maturity	101,635	—	88,650	—	88,650
CRA investment fund	13,041	13,041	—	—	13,041
FHLB and FRB stock	12,373	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	8,594	—	9,315	—	9,315
Loans, net of allowance for credit losses	5,439,334	—	—	5,198,085	5,198,085
Accrued interest receivable	29,898	—	3,695	26,203	29,898
Accrued interest receivable loan level swaps (A)	849	—	849	—	849
Cash flow hedges	7,815	—	7,815	—	7,815
Loan level swaps	21,426	—	21,426	—	21,426
Financial liabilities
Deposits	$6,129,022	$5,638,163	$488,026	$—	$6,126,189
Subordinated debt	133,561	—	—	125,750	125,750
Accrued interest payable	8,354	6,327	1,881	146	8,354
Accrued interest payable loan level swaps (B)	849	—	849	—	849
Loan level swaps	21,426	—	21,426	—	21,426
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2023 are as follows:

		Fair Value Measurements at December 31, 2023 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$187,671	$187,671	$—	$—	$187,671
Securities available for sale	550,617	—	550,617	—	550,617
Securities held to maturity	107,755	—	94,415	—	94,415
CRA investment fund	13,166	13,166	—	—	13,166
FHLB and FRB stock	31,044	—	—	—	N/A
Loans held for sale, at fair value	100	—	100	—	100
Loans held for sale, at lower of cost or fair value	6,695	—	7,201	—	7,201
Loans, net of allowance for loan losses	5,363,437	—	—	5,294,942	5,294,942
Accrued interest receivable	30,676	—	2,868	27,808	30,676
Accrued interest receivable loan level swaps (A)	1,373	—	1,373	—	1,373
Cash flow hedges	6,814	—	6,814	—	6,814
Loan level swaps	22,452	—	23,826	—	23,826
Financial liabilities
Deposits	$5,274,114	$4,702,012	$567,696	$—	$5,269,708
Short-term borrowings	403,814	—	403,814	—	403,814
Subordinated debt	133,274	—	—	111,924	111,924
Accrued interest payable	7,115	4,989	1,968	158	7,115
Accrued interest payable loan level swaps (B)	1,373	—	1,373	—	1,373
Loan level swaps	22,452	—	23,826	—	23,826
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

Loans: At December 31, 2024 and 2023, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2024	2023	2022
Service charges on deposits
Overdraft fees	$455	$518	$488
Interchange income	1,033	1,182	1,451
Other	3,829	3,452	2,286
Wealth management fees (A)	61,458	55,747	54,651
(Loss)/gain on sale of property	(102)	(6)	275
Corporate advisory fee income	1,032	219	1,704
Other (B)	11,417	12,466	5,562
Total noninterest other income	$79,122	$73,578	$66,417
(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2024
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$455	$—	$455
Interchange income	1,033	—	1,033
Other	3,829	—	3,829
Wealth management fees (A)	—	61,458	61,458
Loss on sale of property	(102)	—	(102)
Corporate advisory fee income	1,032	—	1,032
Other (B)	10,633	784	11,417
Total noninterest income	$16,880	$62,242	$79,122

	2023
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$518	$—	$518
Interchange income	1,182	—	1,182
Other	3,452	—	3,452
Wealth management fees (A)	—	55,747	55,747
Loss on sale of property	(6)	—	(6)
Corporate advisory fee income	219	—	219
Other (B)	11,288	1,178	12,466
Total noninterest income	$16,653	$56,925	$73,578

	2022
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$488	$—	$488
Interchange income	1,451	—	1,451
Other	2,286	—	2,286
Wealth management fees (A)	—	54,651	54,651
Gain on sale of property	275	—	275
Corporate advisory fee income	1,704	—	1,704
Other (B)	3,715	1,847	5,562
Total noninterest income	$9,919	$56,498	$66,417

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service charges on deposit accounts: The Company earns fees from its deposit customers for certain transaction account maintenance, and overdraft fees. Transaction-based fees, which include services such as ATM use fees, stop payment charges, statement rendering, and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request. Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period the Company satisfies the performance obligation. Overdraft fees are recognized at the point in time that the overdraft occurs. Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income by $19,000, $8,000, and $102,000 for 2024, 2023, and 2022, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a loss on sale of property of $102,000 for 2024, a loss on sale of property of $6,000 for 2023 and a gain on sale of property of $275,000 for 2022.

Gains/(losses) on sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company did not record a gain or loss on sale of OREO in 2024, 2023 or 2022, respectively.

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2024	2023	2022
Professional and legal fees	$7,309	$5,710	$5,062
Trust department expense	4,014	3,837	3,570
Telephone	1,616	1,531	1,460
Advertising	2,111	1,872	1,882
Amortization of intangible assets	1,088	1,319	1,569
Branch restructure	286	565	201
Other operating expenses	10,932	10,258	9,249
Total other operating expenses	$27,356	$25,092	$22,993

11. INCOME TAXES

The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2024	2023	2022
Federal:
Current expense	$19,576	$25,814	$27,228
Deferred (benefit)/expense	(11,461)	(11,862)	(7,817)
State:
Current expense	6,685	7,889	7,511
Deferred (benefit)/expense	(4,384)	(3,414)	1,176
Change in valuation allowance	1,548
Total income tax expense	$11,964	$18,427	$28,098

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2024, 2023, and 2022, respectively, to income before taxes as a result of the following:

(In thousands)	2024	2023	2022
"Tax expense computed at applicable statutory rate"	$9,440	$14,129	$21,513
(Decrease)/increase in taxes resulting from:
Tax-exempt income	(174)	(261)	(236)
State income taxes, net of Federal benefit	1,818	3,535	7,109
Bank owned life insurance income	(327)	(266)	(261)
Life insurance expense	163	238	21
Interest disallowance	100	143	34
Meals and entertainment expense	106	78	39
Stock-based compensation	127	889	(130)
Change in valuation allowance	1,548	—	—
Other	(837)	(58)	9
Total income tax expense	$11,964	$18,427	$28,098

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$19,430	$17,540
Tax net operating loss carryforward	134	262
Capital loss carryforward	1,548	1,763
Organization costs	3	7
Unrealized loss on securities available for sale	27,182	25,408
Unrealized loss on equity security	558	488
Stock compensation expense	6,081	2,621
Nonaccrual interest	31	115
Accrued compensation	7,923	7,201
Accrued expenses	833	1,079
Discount accretion	1,441
Lease liabilities	11,486	3,328
Finance lease	516	672
Other	1,170	1,080
Total deferred tax assets	$78,336	$61,564
Deferred tax liabilities:
Lease financing	$38,343	$48,002
Cash flow hedge	2,078	1,883
Deferred loan origination costs and fees	2,090	1,878
Deferred income	4,420	4,479
Amortization of intangible assets	2,451	1,245
Lease right-of-use asset	10,619	3,126
Other	406	446
Total deferred tax liabilities	60,407	61,059
Net deferred tax asset/(liability) before valuation allowance	17,929	505
Valuation allowance	(1,548)	—
Net deferred tax asset/(liability)	$16,381	$505

Management believes that not all existing net deductible temporary differences that comprise the net deferred tax asset will reverse during periods in which the Company generates sufficient taxable income of appropriate character. Accordingly, management has established a valuation allowance on all of the Company’s capital loss carryforward. Based on all available evidence, Management believes it is more likely than not the Company will realize the remaining deferred tax assets. Significant changes in the Company's operations and or economic conditions could affect the benefits of the recognized net deferred tax assets.

At December 31, 2024, the Company had $2.5 million of state net operating loss ("NOL") carryforward available to offset future taxable income. These operating loss carryforwards have various expirations beginning in 2033.

On June 28 2024, the governor of New Jersey signed into law a new Corporate Transit Fee, which increases the NJ corporate tax rate from 9% to 11.5%. This fee will be imposed on businesses that have New Jersey taxable income of $10 million or more for tax years beginning January 1, 2024 through December 31, 2028.

The Bank made an adjustment to income tax expense and deferred tax assets/liabilities to reflect the new state tax rate.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2021 or by state and local tax authorities for years prior to 2019.

12. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company contributed two percent of compensation for each employee regardless of the employees’ contributions for the year ended December 31, 2024. The Company contributed three percent of compensation for each employee regardless of the employees' contributions for the years ended December 31, 2023 and 2022. In addition, the Company partially matches employee contributions up to three percent. Expense for the savings plan totaled $2.4 million for the year ended December 31, 2024, $3.5 million for the year ended December 31, 2023, and $3.7 million for the year ended December 31, 2022.

Additional contributions to the profit sharing plan are made at the discretion of the Board of Directors and all funds are invested solely in Company common stock. The Company did not make additional contributions to the profit sharing plan in 2024, 2023 or 2022.

13. STOCK-BASED COMPENSATION

The Company’s 2021 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. As of December 31, 2024, the total number of shares available for grant in all active plans was 250,749. There are no shares remaining for issuance with respect to the stock option plans approved in 2006 and 2012.

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

Changes in options outstanding during 2024 were as follows:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term	(In Thousands)
Balance, January 1, 2024	1,400	$19.15
Exercised during 2024	—	—
Expired during 2024	(1,400)	19.15
Forfeited during 2024	—	—
Balance, December 31, 2024	—	$—	—	$—
Vested and expected to vest	—	$—	—	$—
Exercisable at December 31, 2024	—	$—	—	$—

There were no stock options granted in 2024.

As of December 31, 2024, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued performance and service-based restricted stock units in 2024, 2023 and 2022. Service-based units vest ratably over a three- or five-year period. There were no service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during 2024.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were no performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during 2024.

Changes in non-vested shares dependent on performance criteria for 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	176,364	$32.40
Granted during 2024	4,705	31.36
Vested during 2024 (1)	(45,592)	31.36
Forfeited during 2024	—	—
Balance, December 31, 2024	135,477	$33.35

(1) Settled in cash.

Changes in service based restricted stock units for 2024 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2024	626,742	$29.62
Vested during 2024 (1)	(249,338)	27.79
Shares to be settled in cash	(118,655)	21.64
Forfeited during 2024	(10,844)	29.82
Balance, December 31, 2024	247,905	$33.00

(1) Includes 100,349 shares that settled in cash.

As of December 31, 2024, there was $6.0 million of total unrecognized compensation cost related to both service- and performance-based units. That cost is expected to be recognized over a weighted average period of 1.98 years. Total stock-based compensation expense recognized for stock awards/units totaled $13.0 million, $10.7 million and $7.8 million in 2024, 2023 and 2022, respectively. There was no stock-based compensation expense related to stock options for the years ended December 31, 2024, 2023 and 2022, respectively.

Phantom Stock Plan: During the first quarter of 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan ("Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be paid in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date, which is the fair market value of a common share of the Company's stock on such vesting date.

The Company issued performance-based and service-based phantom units in 2024. Service-based phantom units vest ratably over a three-year period. There were 262,811 service-based phantom units granted under the Phantom Plan during 2024. Additionally, there are 118,655 restricted stock units that were converted to phantom units and will settle in cash in 2025 and 2026.

The performance-based phantom units are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is three years. There were 110,047 performance-based units granted under the Phantom Plan during 2024.

Expense associated with phantom units are recorded in salary and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within salary and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at December 31, 2024 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of December 31, 2024, there was $9.6 million of unrecognized compensation costs related to non-vested phantom units.

14. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $1.2 billion and $1.1 billion at December 31, 2024 and 2023, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $28.3 million and $23.3 million at December 31, 2024 and 2023, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2024.

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

The Company is a limited partner in several Small Business Investment Company (“SBIC”) funds. The Company had unfunded commitments of $9.4 million and $10.3 million for its investment in SBIC qualified funds at December 31, 2024 and 2023, respectively.

15. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of December 31, 2024, the Company’s operating lease ROU asset and operating lease liability totaled $40.3 million and $43.6 million, respectively. As of December 31, 2023, the Company’s operating lease ROU asset and operating lease liability totaled $12.1 million and $12.9 million, respectively. The increase in the Company's operating lease liability and ROU asset was primarily due to the modification of the existing lease on the main office, which had an operating lease liability balance of $18.6 million and an ROU asset balance of $17.8 million as of December 31, 2024. Additionally, the Company executed a lease for our New York City location, which resulted in an operating lease liability of $14.7 million and an ROU asset of $12.8 million as of December 31, 2024. A weighted average discount rate of 4.40 percent and 2.72 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2024 and 2023, respectively.

The Company's leases had remaining lease terms between four months to 12 years, with a weighted average lease term of 9.28 years, at December 31, 2024. The Company's leases had remaining lease terms between four months to 13 years, with a weighted average lease term of 6.75 years, at December 31, 2023. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $5.7 million and $3.2 million for the years ended December 31, 2024 and 2023, respectively. The variable lease costs were $366,000 and $260,000 for the years ended December 31, 2024 and 2023, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2024:

(In thousands)
2025	$6,159
2026	6,156
2027	5,807
2028	5,611
2029	5,283
Thereafter	24,497
Total lease payments	53,513
Less: imputed interest	9,944
Total present value of lease payments	$43,569

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2024	2023
Right-of-use asset obtained in exchange for lease obligation	$32,302	$1,926
Operating cash flows from operating leases	4,607	2,902
Operating cash flows from direct finance leases	89	191
Financing cash flows from direct finance leases	343	748

16. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance of all the requirements being fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital. Management believes that as of December 31, 2024, the Company and the Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2024 and 2023, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital
(to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital
(to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I
(to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital
(to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00

As of December 31, 2023:
Total capital
(to risk-weighted assets)	$773,083	14.73%	$525,001	10.00%	$420,001	8.00%	$551,251	10.50%

Tier I capital
(to risk-weighted assets)	707,446	13.48	420,001	8.00	315,000	6.00	446,251	8.50

Common equity tier I
(to risk-weighted assets)	707,434	13.47	341,250	6.50	236,250	4.50	367,500	7.00

Tier I capital
(to average assets)	707,446	10.83	326,507	5.00	261,205	4.00	261,205	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2024:
Total capital
(to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital
(to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I
(to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital
(to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00

As of December 31, 2023:
Total capital
(to risk-weighted assets)	$785,413	14.95%	N/A	N/A	$420,377	8.00%	$551,745	10.50%

Tier I capital
(to risk-weighted assets)	600,444	11.43	N/A	N/A	315,283	6.00	446,651	8.50

Common equity tier I
(to risk-weighted assets)	600,432	11.43	N/A	N/A	236,462	4.50	367,830	7.00

Tier I capital
(to average assets)	600,444	9.19	N/A	N/A	261,358	4.00	261,358	4.00

(A)
The Basel Rules require the Company and the Bank to maintain a 2.5 percent “capital conservation buffer” on top of the minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of (i) CET1 to risk-weighted assets, (ii) Tier 1 capital to risk-weighted assets or (iii) total capital to risk-weighted assets above the respective minimum but below the capital conservation buffer face constraints on dividends, stock repurchases and discretionary bonus payments to executive officers based on the amount of the shortfall.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $360.0 million as of December 31, 2024 and $310.0 million as of December 31, 2023 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of December 31, 2024, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following tables present information about the interest rate swaps designated as cash flow hedges as of December 31, 2024 and December 31, 2023:

(Dollars in thousands)	2024	2023
Notional amount	$360,000	$310,000
Weighted average pay rate	2.35%	2.22%
Weighted average receive rate	3.83%	4.14%
Weighted average maturity	2.08 years	2.98 years
Unrealized gain/(loss), net	$7,815	$6,814
Number of contracts	14	12

	2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$7,815
Total included in other assets	$360,000	$7,815
Total included in other liabilities	—	—

	2023
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$310,000	$6,814
Total included in other assets	310,000	6,814
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

(In thousands)	2024	2023
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$1,001	$(2,391)
Gain/(loss) recognized in other noninterest income	—	84

Net interest income recorded on these swap transactions totaled $5.8 million for the year ended December 31, 2024. Net interest income/expense for these swap transactions is reported as a component of interest expense. Net interest income recorded on these swap transactions totaled $5.0 million for the year ended December 31, 2023.

Derivatives Not Designated as Accounting Hedges

The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering mirror image swaps with a financial institution/swap counterparty (loan level-/-back-to-back swap program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

The accrued interest receivable and payable related to these swaps of $849,000 and $1.4 million at December 31, 2024 and December 31, 2023, respectively, is recorded in other assets and other liabilities.

Information about these swaps at December 31 is as follows:

(Dollars in thousands)	2024	2023
Notional amount	$430,785	$545,983
Fair value	$(21,426)	$(22,452)
Weighted average pay rates	3.95%	3.95%
Weighted average receive rates	6.25%	7.09%
Weighted average maturity	3.65 years	3.93 years
Number of contracts	55	71

18. SHAREHOLDERS’ EQUITY

On January 28, 2022, the Company authorized the repurchase of up to 920,000 shares, or approximately 5 percent of its outstanding shares. The Company completed its 920,000 share repurchase at an average price of $35.12 for a total cost of $32.3 million under this program. On January 26, 2023, the Company authorized a new share repurchase program of up to 890,000 shares, or approximately 5 percent of its outstanding shares. The Company purchased 712,327 shares at an average price of $25.37 for a total cost of $18.1 million under this program.

During the year ended December 31, 2024, the Company purchased 300,000 shares at an average price of $23.96 for a total cost of $7.2 million. During the year ended December 31, 2023, the Company purchased 455,341 shares at an average price of $27.44 for a total cost of $12.5 million.

The Dividend Reinvestment Plan of the Company (the “Reinvestment Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during 2024 and 2023 were purchased in the open market.

19. BUSINESS SEGMENTS

The Company's reportable segments are determined by the Chief Financial Officer, who is the designated CODM, based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans, investments, and deposits primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy, and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

Wealth Management

The Wealth Management Division, which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$146,589	$2,417	$149,006
Noninterest income	16,880	62,242	79,122
Total income	163,469	64,659	228,128
Provision for credit losses	7,500	—	7,500
Compensation and benefits	92,466	29,859	122,325
Premises and equipment expense	16,357	2,589	18,946
Depreciation expense	3,007	532	3,539
FDIC expense	3,510	—	3,510
Other noninterest expense	18,907	8,449	27,356
Total noninterest expense	141,747	41,429	183,176
Income before income tax expense	21,722	23,230	44,952
Income tax expense	5,782	6,182	11,964
Net income	$15,940	$17,048	$32,988

Total assets at period end	$6,873,997	$137,241	$7,011,238

	Year Ended December 31, 2023
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$151,974	$4,115	$156,089
Noninterest income	16,653	56,925	73,578
Total income	168,627	61,040	229,667
Provision for loan losses	14,091	—	14,091
Compensation and benefits	71,099	29,425	100,524
Premises and equipment expense	13,550	2,495	16,045
Depreciation expense	3,124	564	3,688
FDIC expense	2,946	—	2,946
Other noninterest expense	16,275	8,817	25,092
Total noninterest expense	121,085	41,301	162,386
Income before income tax expense	47,542	19,739	67,281
Income tax expense	13,018	5,409	18,427
Net income	$34,524	$14,330	$48,854

Total assets at period end	$6,357,980	$118,877	$6,476,857

	Year Ended December 31, 2022
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$167,893	$8,187	$176,080
Noninterest income	9,919	56,498	66,417
Total income	177,812	64,685	242,497
Provision for loan losses	6,353	—	6,353
Compensation and benefits	61,975	27,501	89,476
Premises and equipment expense	12,761	2,483	15,244
Depreciation expense	3,013	462	3,475
FDIC expense	1,939	—	1,939
Other noninterest expense	13,590	10,076	23,666
Total noninterest expense	99,631	40,522	140,153
Income before income tax expense	78,181	24,163	102,344
Income tax expense	21,453	6,645	28,098
Net income	$56,728	$17,518	$74,246

Total assets at period end	$6,256,664	$96,929	$6,353,593

20. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes were non-callable for five years, have a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). Debt issuance costs incurred totaled $875,000 and are being amortized to maturity. The Company intends to fully redeem these notes, plus any accrued and unpaid interest on March 15, 2025.

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

21. ACQUISITIONS

The Company did not complete any acquisitions in 2024 or 2023.

Goodwill on the Company’s consolidated statement of financial condition totaled $36.2 million at December 31, 2024 and 2023. Of the $36.2 million of goodwill, $563,000 relates to the Banking segment and $35.6 million relates to the Wealth Management segment.

The Company conducted its annual impairment analysis in the third quarter of 2024 and concluded that there was no impairment of goodwill.

The table below presents a roll forward of goodwill and intangible assets for the years ended December 31, 2024, 2023 and 2022:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2022	$36,212	$12,690
Amortization and impairment during the period	—	1,569
Balance as of December 31, 2022	$36,212	$11,121
Amortization and impairment during the period	—	1,319
Balance as of December 31, 2023	$36,212	$9,802
Amortization and impairment during the period	—	1,088
Balance as of December 31, 2024	$36,212	$8,714

Amortization expense related to identifiable intangible assets was $1.1 million for 2024, $1.3 million for 2023 and $1.6 million for 2022.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2025	$1,087
2026	959
2027	944
2028	944
2029	944

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2024, 2023 and 2022:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(2,339)	$—	$(2,339)	$(72,148)

Gain/(loss) on cash flow hedges	4,931	806	—	806	5,737

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(1,533)	$—	$(1,533)	$(66,411)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$11,163	$—	$11,163	$(69,809)

Gain/(loss) on cash flow hedges	6,761	(1,770)	(60)	(1,830)	4,931

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$9,393	$(60)	$9,333	$(64,878)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2022	Reclassifications	Income/(Loss)	2022	2022
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(9,873)	$(76,126)	$5,027	$(71,099)	$(80,972)

Gain/(loss) on cash flow hedges	(2,501)	9,348	(86)	9,262	6,761

Accumulated other comprehensive gain/(loss), net of tax	$(12,374)	$(66,778)	$4,941	$(61,837)	$(74,211)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2024, 2023 and 2022:

	Years Ended
	December 31,
(In thousands)	2024	2023	2022	Affected Line Item in Statements of Income
Unrealized gain/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$—	$6,609	Securities losses, net
Tax effect	—	—	(1,582)	Income tax expense
Total reclassifications, net of tax	$—	$—	$5,027
Unrealized gain/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$(84)	$(116)	Interest expense/other income
Tax effect	—	24	30	Income tax expense
Total reclassifications, net of tax	$—	$(60)	$(86)

23. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2024	2023
Assets
Cash	$19,901	$22,061
Interest-earning deposits	240	532
Total cash and cash equivalents	20,141	22,593
Investment in subsidiary	713,408	690,683
Other assets	6,696	4,498
Total assets	$740,245	$717,774
Liabilities
Subordinated debt	$133,561	$133,274
Other liabilities	835	819
Total liabilities	134,396	134,093
Shareholders’ equity
Common stock	17,953	17,831
Surplus	348,264	346,954
Treasury stock	(117,509)	(110,320)
Retained earnings	423,552	394,094
Accumulated other comprehensive loss	(66,411)	(64,878)
Total shareholders’ equity	605,849	583,681
Total liabilities and shareholders’ equity	$740,245	$717,774

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2024	2023	2022
Income
Dividend from Bank	$16,000	$37,415	$23,000
Other income	47	10	2
Total income	16,047	37,425	23,002
Expenses
Interest expense	6,644	6,651	5,453
Other expenses	1,314	1,481	1,130
Total expenses	7,958	8,132	6,583
Income before income tax benefit and equity in undistributed earnings of Bank	8,089	29,293	16,419
Income tax benefit	(2,035)	(2,224)	(1,676)
Net income before equity in undistributed earnings of Bank	10,124	31,517	18,095
Equity in undistributed earnings of Bank/(dividends in excess of earnings)	22,864	17,337	56,151
Net income	$32,988	$48,854	$74,246
Other comprehensive (loss)/income	(1,533)	9,333	(61,837)
Comprehensive income	$31,455	$58,187	$12,409

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2024	2023	2022
Cash flows from operating activities:
Net income	$32,988	$48,854	$74,246
Undistributed earnings of Bank	(22,864)	(17,337)	(56,151)
Amortization of subordinated debt costs	287	287	286
Increase in other assets	(2,198)	(2,142)	(1,676)
Increase/(decrease) in other liabilities	54	451	(192)
Net cash provided by operating activities	8,267	30,113	16,513

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(3,530)	(3,558)	(3,645)
Exercise of stock options, net of stock swaps	—	42	292
Purchase of treasury shares	(7,189)	(12,494)	(32,722)
Net cash used in financing activities	(10,719)	(16,010)	(36,075)

Net (decrease)/increase in cash and cash equivalents	(2,452)	14,103	(19,562)
Cash and cash equivalents at beginning of period	22,593	8,490	28,052
Cash and cash equivalents at end of period	$20,141	$22,593	$8,490

24. SUPPLEMENTAL DATA (unaudited)

The following tables set forth certain unaudited quarterly financial data for the periods indicated:

Selected 2024 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$79,194	$79,238	$83,203	$86,166
Interest expense	44,819	44,196	45,522	44,258
Net interest income	34,375	35,042	37,681	41,908
Provision for loan losses	627	3,911	1,224	1,738
Wealth management fee income	14,407	16,419	15,150	15,482
Fair value adjustment for equity securities	(111)	(84)	474	549
Other income	4,405	5,220	3,314	3,897
Operating expenses	40,041	43,126	44,649	47,860
Income before income tax expense	12,408	9,560	10,746	12,238
Income tax expense	3,777	2,030	3,159	2,998
Net income	$8,631	$7,530	$7,587	$9,240

Earnings per share-basic	$0.49	$0.42	$0.43	$0.53
Earnings per share-diluted	0.48	0.42	0.43	0.52

Selected 2023 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$70,491	$74,852	$78,489	$80,178
Interest expense	26,513	35,931	41,974	43,503
Net interest income	43,978	38,921	36,515	36,675
Provision for loan losses	1,513	1,696	5,856	5,026
Wealth management fee income	13,762	14,252	13,975	13,758
Fair value adjustment for equity securities	209	(209)	(404)	585
Other income	4,088	4,532	5,783	3,247
Operating expenses	35,574	37,692	37,413	37,616
Income before income tax expense	24,950	18,108	12,600	11,623
Income tax expense	6,595	4,963	3,845	3,024
Net income	$18,355	$13,145	$8,755	$8,599

Earnings per share-basic	$1.03	$0.73	$0.49	$0.48
Earnings per share-diluted	1.01	0.73	0.49	0.48

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2024, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2024, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2024 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

On December 2, 2024, Douglas L. Kennedy, President and Chief Executive Officer of the Company and the Bank, entered into a written stock trading plan to sell 30,000 shares of common stock over a three-month period beginning on December 2, 2024, which is approximately 9% of his holdings of Company stock, including unvested restricted stock units. The trading plan is designed to satisfy the affirmative defense of Rule 10b5-1 of the Securities Exchange Act of 1934. In accordance with Rule 10b5-1, officers of a public company may adopt a plan for selling stock of the public company when the officer is not in possession of material, non-public information about the company.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” "Insider Trading Policy and Arrangements" and “Delinquent Section 16(a) Reports” in the 2025 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.peapackprivate.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	68	2012	Chief Executive Officer
Frank A. Cavallaro	56	2022	Chief Financial Officer
John P. Babcock	67	2014	President of Private Wealth Management
Robert A. Plante	65	2017	Chief Operating Officer
Gregory M. Smith	58	2019	President of Commercial Banking

Mr. Kennedy joined the Bank in 2012 as Chief Executive Officer. He is a career banker with over 45 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of America/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and an M.B.A. from Sacred Heart University in Fairfield, Connecticut.

Mr. Cavallaro joined the Bank in October 2022 as Chief Financial Officer of the Company. Mr. Cavallaro had previously served as Chief Financial Officer of Republic First Bancorp, Inc. since 2009. Mr. Cavallaro, served as a vice president in the finance department for Commerce Bank, N.A. and its successor TD Bank, N.A., an American national bank, from 1997 to 2009. Mr. Cavallaro, a certified public accountant, has more than twenty-six years of experience in the financial services industry and, prior to that, three years of experience in public accounting with Ernst & Young LLP. Mr. Cavallaro has a Bachelor of Science Degree in Accounting from Rutgers University School of Business, Camden, New Jersey.

Mr. Babcock joined the Bank in 2014 as Senior Executive Vice President of the Bank and President of Private Wealth Management. Mr. Babcock has over 41 years of experience in commercial and wealth management/private bank businesses in New York City and regional markets through mergers, expansions, rapid growth and periods of significant organizational change. Prior to joining the Bank, Mr. Babcock was the managing director of the Northeast Mid-Atlantic region for the HSBC Private Bank. Mr. Babcock graduated from Tulane University’s A.B. Freeman School of Business and has an M.B.A. from Fairleigh Dickinson University. Mr. Babcock holds FINRA Series 7, 63 and 24 securities licenses.

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

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2025 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

The Equity Compensation Plan Information set forth under the caption “Proposal 3 – Approval of the Peapack-Gladstone Financial Corporation 2025 Long-Term Incentive Plan" in the 2025 Proxy Statement is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2025 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 4 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2025 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2024 and 2023.
Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2024 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2024 Annual Report.

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
Form of Employment Agreement, dated as of August 5, 2021, by and among the Company, the Bank and each of Douglas L. Kennedy, John P. Babcock and Gregory M. Smith incorporated by reference into Exhibit 10.2 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +
D.
Change in Control Agreement, dated as of August 5, 2021, by and among the Company, the Bank and Robert A. Plante incorporated by reference into Exhibit 10.3 of the Registrant’s Form 10-Q Quarterly Report filed on August 9, 2021. +
E.
Amended and Restated Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and Douglas L. Kennedy, incorporated by reference to Exhibit 10(A) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +
F.
Amended and Restated Deferred Compensation Retention Award Plan dated August 4, 2017, by and between Peapack-Gladstone Bank and John P. Babcock, incorporated by reference to Exhibit 10(C) from the Registrant’s Form 10-Q Quarterly Report for the quarter ended September 30, 2017. +
G.
Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit A to the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders filed on March 17, 2023. +
H.
Form of Time-Based Restricted Stock Unit Agreement under the Peapack-Gladstone Financial Corporation 2021 Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Registration Statement on Form S-8 filed on July 1, 2021. +
I.
Employment Agreement, dated as of October 31, 2022, by and among Peapack-Gladstone Financial Corporation, Peapack-Gladstone Bank and Frank A. Cavallaro, incorporated by reference herein to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on October 31, 2022. +
J.
Retirement Transition Agreement for Robert A. Plante, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on March 28, 2023. +
K.
Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan, incorporated by reference into Exhibit 10.1 of the Registrant's Form 10-Q Quarterly Report filed on November 7, 2024.+
L.
Form of the Time-Based Phantom Stock Unit award Agreement under the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan, incorporated by reference into Exhibit 10.2 of the Registrant's Form 10-Q Quarterly Report filed on November 7, 2024.+
M.
Form of Performance-Based Phantom Stock Unit Award Agreement under the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan, incorporated by reference into Exhibit 10.3 of the Registrant's Form 10-Q Quarterly Report filed on November 7, 2024.+
N.
Amended and Restated Peapack-Gladstone Financial Corporation Restricted Stock Unit Deferred Compensation Plan, incorporated by reference into Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report filed on November 7, 2024.+

(19) Peapack-Gladstone Financial Corporation Insider Trading Policy.

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

(97)	Peapack-Gladstone Financial Corporation Clawback Policy.
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and is included in Exhibits 101.

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

Dated: March 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 12, 2025
Douglas L. Kennedy

/s Frank A. Cavallaro	Senior Executive Vice President and Chief Financial Officer	March 12, 2025
Frank A. Cavallaro

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 12, 2025
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 12, 2025
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 12, 2025
Carmen M. Bowser

/s/ Patrick M. Campion	Director	March 12, 2025
Patrick M. Campion

/s/ Susan A. Cole	Director	March 12, 2025
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 12, 2025
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 12, 2025
Richard Daingerfield

/s/ Edward A. Gramigna	Director	March 12, 2025
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 12, 2025
Peter D. Horst

/s/ Steven A. Kass	Director	March 12, 2025
Steven A. Kass

/s/ Patrick J. Mullen	Director	March 12, 2025
Patrick J. Mullen

/s/ Philip W. Smith III	Director	March 12, 2025
Philip W. Smith III

/s/ Tony Spinelli	Director	March 12, 2025
Tony Spinelli

/s/ Beth Welsh	Director	March 12, 2025
Beth Welsh