Form 10-Q
period 2025-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2025-05-09
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2025

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

Number of shares of Common Stock outstanding as of May 1, 2025: 17,735,944

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$7,885	$8,492
Federal funds sold	—	—
Interest-earning deposits	224,032	382,875
Total cash and cash equivalents	231,917	391,367
Securities available for sale	832,030	784,544
Securities held to maturity (fair value $88,687 at March 31, 2025 and $88,650 at December 31, 2024)	100,285	101,635
CRA equity security, at fair value	13,236	13,041
FHLB and FRB stock, at cost (A)	12,311	12,373
Loans held for sale, at fair value	707	—
Loans held for sale, at lower of cost or fair value	7,979	8,594
Loans	5,747,986	5,512,326
Less: allowance for credit losses	75,150	72,992
Net loans	5,672,836	5,439,334
Premises and equipment	31,639	28,888
Accrued interest receivable	31,968	29,898
Bank owned life insurance	48,110	47,981
Goodwill	36,212	36,212
Other intangible assets	8,443	8,714
Finance lease right-of-use assets	950	985
Operating lease right-of-use assets	39,456	40,289
Deferred tax assets, net	10,291	16,381
Other assets	42,282	51,002
TOTAL ASSETS	$7,120,652	$7,011,238
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,184,860	$1,112,734
Interest-bearing deposits:
Checking	3,450,014	3,334,269
Savings	107,581	103,136
Money market accounts	1,087,959	1,078,024
Certificates of deposit - retail	442,369	483,998
Certificates of deposit - listing service	3,773	6,861
Subtotal deposits	6,276,556	6,119,022
Interest-bearing demand - brokered	10,000	10,000
Total deposits	6,286,556	6,129,022
Finance lease liabilities	1,308	1,348
Operating lease liabilities	42,948	43,569
Subordinated debt, net	98,884	133,561
Due to brokers	—	18,514
Accrued expenses and other liabilities	69,083	79,375
TOTAL LIABILITIES	6,498,779	6,405,389
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,675,491 at March 31, 2025 and 21,535,856 at December 31, 2024; outstanding shares, 17,726,251 at March 31, 2025 and 17,586,616 at December 31, 2024)	18,070	17,953
Surplus	348,762	348,264
Treasury stock at cost (3,949,240 shares at both March 31, 2025 and December 31, 2024, respectively)	(117,509)	(117,509)
Retained earnings	430,267	423,552
Accumulated other comprehensive loss, net of income tax	(57,717)	(66,411)
TOTAL SHAREHOLDERS’ EQUITY	621,873	605,849
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$7,120,652	$7,011,238

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
INTEREST INCOME
Interest and fees on loans	$75,347	$72,531
Interest on investments:
Taxable	8,213	5,136
Interest on loans held for sale	9	5
Interest on interest-earning deposits	2,776	1,522
Total interest income	86,345	79,194
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	34,913	33,047
Interest on certificates of deposit	4,363	4,855
Interest on borrowed funds	11	3,467
Interest on finance lease liability	14	38
Interest on subordinated debt	1,439	1,684
Subtotal - interest expense	40,740	43,091
Interest on interest-bearing demand - brokered	100	126
Interest on certificates of deposits - brokered	—	1,602
Total interest expense	40,840	44,819
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	45,505	34,375
Provision for credit losses	4,471	627
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,034	33,748
OTHER INCOME
Wealth management fee income	15,435	14,407
Service charges and fees	1,112	1,322
Bank owned life insurance	371	503
Gain on loans held for sale at fair value (mortgage banking)	63	56
Gain on loans held for sale at lower of cost or fair value	—	—
Gain on sale of SBA loans	302	400
Corporate advisory fee income	90	818
Other income	1,286	1,306
Fair value adjustment for CRA equity security	195	(111)
Total other income	18,854	18,701
OPERATING EXPENSES
Compensation and employee benefits	35,879	28,476
Premises and equipment	6,154	5,081
FDIC insurance expense	855	945
Other operating expense	6,552	5,539
Total operating expenses	49,440	40,041
INCOME BEFORE INCOME TAX EXPENSE	10,448	12,408
Income tax expense	2,853	3,777
NET INCOME	$7,595	$8,631

EARNINGS PER SHARE
Basic	$0.43	$0.49
Diluted	$0.43	$0.48
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,610,917	17,711,639
Diluted	17,812,222	17,805,347

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net income	$7,595	$8,631
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	15,411	(6,765)

	15,411	(6,765)

Tax effect	(4,788)	1,805
Net of tax	10,623	(4,960)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(2,553)	2,872
	(2,553)	2,872

Tax effect	624	(794)
Net of tax	(1,929)	2,078

Total other comprehensive income/(loss)	8,694	(2,882)

Total comprehensive income	$16,289	$5,749

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended March 31, 2025 and March 31, 2024

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	7,595	—	7,595
Other comprehensive income	—	—	—	—	—	8,694	8,694
Restricted stock units issued, 174,519 shares	—	146	(146)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (41,999) shares	—	(35)	(1,206)	—	—	—	(1,241)
Amortization of restricted stock units	—	—	1,631	—	—	—	1,631
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(880)	—	(880)
Issuance of shares for Employee Stock Purchase Plan, 7,115 shares	—	6	219	—	—	—	225
Balance at March 31, 2025 17,726,251 common shares outstanding	$—	$18,070	$348,762	$(117,509)	$430,267	$(57,717)	$621,873

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income	—	—	—	—	8,631	—	8,631
Other comprehensive loss	—	—	—	—	—	(2,882)	(2,882)
Restricted stock units issued 147,074 shares	—	122	(122)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,358) shares	—	(30)	(840)	—	—	—	(870)
Amortization of restricted stock units	—	—	1,849	—	—	—	1,849
Modification of restricted stock units distributed in cash	—	—	(4,998)	—	—	—	(4,998)
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,422)	—	—	(2,422)
Issuance of shares for Employee Stock Purchase Plan, 11,145 shares	—	9	268	—	—	—	277
Balance at March 31, 2024 17,761,538 common shares outstanding	$—	$17,932	$343,111	$(112,742)	$401,838	$(67,760)	$582,379

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES:
Net income	$7,595	$8,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	886	966
Amortization of premium and accretion of discount on securities, net	(24)	89
Amortization of restricted stock	1,631	1,849
Amortization of intangible assets	272	272
Amortization of subordinated debt costs	323	72
Provision for credit losses	4,471	627
Deferred tax expense/(benefit)	1,925	(3,942)
Stock-based compensation and employee stock purchase plan expense	39	32
Fair value adjustment for equity security	(195)	111
Loans originated for sale (A)	(7,316)	(5,681)
Proceeds from sales of loans held for sale (A)	7,589	6,867
Gain on loans held for sale (A)	(365)	(456)
(Increase)/decrease in cash surrender value of life insurance, net	(129)	1
Increase in accrued interest receivable	(2,070)	(1,996)
Decrease in other assets	1,154	1,993
(Decrease)/increase in accrued expenses and other liabilities	(23,660)	9,674
NET CASH (USED IN)/PROVIDED BY OPERATING ACTIVITIES	(7,874)	19,109
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	166,933	155,547
Principal repayments, maturities and calls of securities held to maturity	1,331	1,237
Redemptions of FHLB and FRB stock	1,412	37,549
Purchase of securities available for sale	(198,965)	(162,634)
Purchase of FHLB and FRB stock	(1,350)	(24,584)
Net (increase)/decrease in loans, net of participations sold	(237,973)	72,676
Purchase of premises and equipment	(3,602)	(1,107)
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(272,214)	78,684
FINANCING ACTIVITIES:
Net increase in deposits	157,534	202,598
Net decrease in short-term borrowings	—	(284,324)
Dividends paid on common stock	(880)	(887)
Restricted stock repurchased on vesting to pay taxes	(1,241)	(870)
Repayment of subordinated debt	(35,000)	—
Modification of restricted stock units distributed in cash	—	(4,998)
Issuance of shares for employee stock purchase plan	225	277
Shares repurchased	—	(2,422)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	120,638	(90,626)
Net (decrease)/increase in cash and cash equivalents	(159,450)	7,167
Cash and cash equivalents at beginning of period	391,367	187,671
Cash and cash equivalents at end of period	$231,917	$194,838
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$40,543	$35,725
Income tax, net	698	1,251
Right-of-use asset obtained in exchange for operating lease liabilities	365	719

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2025, and the results of operations, comprehensive income, changes in shareholders’ equity and cash flow statements for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Segment Information: The Company's reportable segments are determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker ("CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's Wealth Management Division. The Company's business segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans, investments and deposits primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

Securities: Under Accounting Standards Update ("ASU") 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available for sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize an allowance for credit losses ("ACL") by a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $141.6 million and $139.4 million as of March 31, 2025 and December 31, 2024, respectively. SBA loans held for sale totaled $8.7 million and $9.3 million at March 31, 2025 and December 31, 2024, respectively. The servicing asset recorded was not material.

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

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of general allowance is determined by portfolio segment using a non-linear discounted cash flow (“DCF”) model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including, but not limited to unemployment rates and national consumer price and confidence indices. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include the following: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. The ACL results in two forms of allocations, specific and general. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

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

There were no stock options granted during the three months ended March 31, 2025.

As of March 31, 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2025 and 2024. Service-based units vest ratably over a three- or five-year period. There were 88,101 service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first three months of 2025.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 66,252 performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first three months of 2025.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	135,477	$33.35
Granted during 2025	66,252	29.55
Vested during 2025	(65,515)	36.80
Forfeited during 2025	—	—
Balance, March 31, 2025	136,214	$30.38

Changes in service-based restricted stock awards/units for the three months ended March 31, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	247,905	$33.00
Granted during 2025	88,101	29.55
Vested during 2025	(109,004)	33.54
Forfeited during 2025	(582)	30.96
Balance, March 31, 2025	226,420	$31.40

As of March 31, 2025, there was $9.0 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 2.24 years. Stock compensation expense recorded for the first quarters of 2025 and 2024 totaled $3.3 million and $2.7 million, respectively.

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

The Company did not issue performance-based phantom units in the first quarter of 2025. The Company issued service-based phantom units in the first quarter of 2025. Service-based phantom units vest ratably over a three-year period. There were 145,058 service-based phantom units granted under the Phantom Plan during the first three months of 2025.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at March 31, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of March 31, 2025, there was $11.0 million of unrecognized compensation costs related to non-vested phantom units.

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

The Company recorded $39,000 and $32,000 in compensation and employee benefits expense for the three months ended March 31, 2025 and 2024, respectively, related to the ESPP. Total shares issued under the ESPP during the first quarter ended March 31, 2025 and 2024 were 7,115 and 11,145, respectively.

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

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2025	2024
Net income available to common shareholders	$7,595	$8,631

Basic weighted average shares outstanding	17,610,917	17,711,639
Plus: common stock equivalents	201,305	93,708
Diluted weighted average shares outstanding	17,812,222	17,805,347
Net income per share
Basic	$0.43	$0.49
Diluted	0.43	0.48

For the three months ended March 31, 2025 and 2024, restricted stock units totaling 20,885 and 191,016, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2021 or by New Jersey tax authorities for years prior to 2019.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of March 31, 2025 and December 31, 2024 follows:

	March 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,818	$—	$(41,420)	$—	$203,398
Mortgage-backed securities–residential	629,148	3,305	(42,116)	—	590,337
SBA pool securities	26,483	—	(2,772)	—	23,711
Corporate bond	15,500	99	(1,015)	—	14,584
Total securities available for sale	$915,949	$3,404	$(87,323)	$—	$832,030
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,112)	$—	$37,888
Mortgage-backed securities–residential	60,285	—	(9,486)	—	50,799
Total securities held to maturity	$100,285	$—	$(11,598)	$—	$88,687

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,813	$—	$(47,899)	$—	$196,914
Mortgage-backed securities–residential	595,789	1,086	(48,263)	—	548,612
SBA pool securities	27,772	—	(3,290)	—	24,482
Corporate bond	15,500	105	(1,069)	—	14,536
Total securities available for sale	$883,874	$1,191	$(100,521)	$—	$784,544
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,666)	$—	$37,334
Mortgage-backed securities–residential	61,635	—	(10,319)	—	51,316
Total securities held to maturity	$101,635	$—	$(12,985)	$—	$88,650

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2025 and December 31, 2024.

	March 31, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$203,398	$(41,420)	$203,398	$(41,420)
Mortgage-backed securities residential	58,276	(642)	218,198	(41,474)	276,474	(42,116)
SBA pool securities	4,656	(11)	19,055	(2,761)	23,711	(2,772)
Corporate bond	—	—	8,985	(1,015)	8,985	(1,015)
Total securities available for sale	$62,932	$(653)	$449,636	$(86,670)	$512,568	$(87,323)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$37,888	$(2,112)	$37,888	$(2,112)
Mortgage-backed securities residential	—	—	50,799	(9,486)	50,799	(9,486)
Total securities held to maturity	$—	$—	$88,687	$(11,598)	$88,687	$(11,598)
Total securities	$62,932	$(653)	$538,323	$(98,268)	$601,255	$(98,921)

	December 31, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$196,914	$(47,899)	$196,914	$(47,899)
Mortgage-backed securities residential	171,531	(2,063)	216,735	(46,200)	388,266	(48,263)
SBA pool securities	4,861	(11)	19,621	(3,279)	24,482	(3,290)
Corporate bond	—	—	8,931	(1,069)	8,931	(1,069)
Total securities available for sale	$176,392	$(2,074)	$442,201	$(98,447)	$618,593	$(100,521)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$37,334	$(2,666)	$37,334	$(2,666)
Mortgage-backed securities residential	—	—	51,316	(10,319)	51,316	(10,319)
Total securities held to maturity	$—	$—	$88,650	$(12,985)	$88,650	$(12,985)
Total securities	$176,392	$(2,074)	$530,851	$(111,432)	$707,243	$(113,506)

Available for sale and held to maturity securities with a carrying value of $620.4 million and $98.3 million as of March 31, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at March 31, 2025. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three months ended March 31, 2025 or 2024, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.2 million at March 31, 2025. This investment is classified as an equity security in our Consolidated Statements of Condition. This security had a gain of $195,000 for the three months ended March 31, 2025. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2025 and December 31, 2024, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Residential mortgage	$629,538	10.95%	$614,840	11.15%
Multifamily mortgage	1,775,132	30.88	1,799,754	32.65
Commercial mortgage	633,957	11.03	588,104	10.67
Commercial loans (including equipment financing)	2,520,256	43.85	2,389,105	43.34
Commercial construction	—	—	—	—
Home equity lines of credit	48,301	0.84	42,327	0.77
Consumer loans, including fixed rate home equity loans	140,443	2.44	77,785	1.41
Other loans	359	0.01	411	0.01
Total loans	$5,747,986	100.00%	$5,512,326	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of March 31, 2025 and December 31, 2024 are based on the CECL methodology:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Primary residential mortgage	$618,439	10.76%	$609,038	11.05%
Junior lien loan on residence	51,087	0.89	45,307	0.82
Multifamily property	1,775,132	30.89	1,799,754	32.66
Owner-occupied commercial real estate	292,588	5.09	275,089	4.99
Investment commercial real estate	986,220	17.16	978,436	17.75
Commercial and industrial	1,611,043	28.04	1,489,466	27.03
Lease financing	253,112	4.41	222,497	4.04
Construction	15,983	0.28	11,204	0.20
Consumer and other	142,290	2.48	80,165	1.46
Total loans	5,745,894	100.00%	5,510,956	100.00%
Net deferred costs	2,092		1,370
Total loans including net deferred costs	$5,747,986		$5,512,326

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of March 31, 2025 and December 31, 2024:

		March 31, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,743	$2,743	$—
Junior lien loan on residence	114	114	—
Multifamily property	21,202	53,104	—
Investment commercial real estate	9,723	11,653	—
Commercial and industrial	6,119	28,417	—
Lease financing	339	1,139	—
Total	$40,240	$97,170	$—

		December 31, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,168	$3,168	$—
Junior lien loan on residence	92	92	—
Multifamily property	15,294	53,105	—
Investment commercial real estate	9,754	11,684	—
Commercial and industrial	5,394	30,881	—
Lease financing	434	1,234	—
Consumer and other	4	4	—
Total	$34,140	$100,168	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2025 and December 31, 2024 by class of loans, excluding nonaccrual loans:

	March 31, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$2,193	$—	$—	$2,193
Multifamily property	19,384	—	—	19,384
Commercial and industrial	6,348	—	—	6,348
Lease financing	52	—	—	52
Consumer and other	346	—	—	346
Total	$28,323	$—	$—	$28,323

	December 31, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,143	$199	$—	$1,342
Junior lien on residence	—	23	—	23
Commercial and industrial	1,696	1,809	—	3,505
Total	$2,839	$2,031	$—	$4,870

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of March 31, 2025 and December 31, 2024 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of March 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$22,633	$73,135	$89,032	$107,346	$72,127	$245,103	$—	$5,647	$615,023
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,064	92	—	2,260	—	—	3,416
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	22,633	73,135	90,096	107,438	72,127	247,363	—	5,647	618,439
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	739	1,076	81	890	42,288	5,899	50,973
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	113	1	114
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	739	1,076	81	890	42,401	5,900	51,087
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	6,800	25,529	51,453	453,658	598,181	509,225	2,160	43,408	1,690,414
Special mention	—	—	—	—	11,940	8,996	—	—	20,936
Substandard	—	—	—	13,366	7,195	43,221	—	—	63,782
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	6,800	25,529	51,453	467,024	617,316	561,442	2,160	43,408	1,775,132
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Owner-occupied commercial real estate:
Pass	20,654	32,477	4,161	21,732	43,089	140,060	17,488	10,249	289,910
Special mention	—	—	—	—	1,136	—	225	—	1,361
Substandard	—	—	—	—	—	1,317	—	—	1,317
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	20,654	32,477	4,161	21,732	44,225	141,377	17,713	10,249	292,588
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	43,780	43,409	123,410	145,438	98,801	421,240	23,794	39,667	939,539
Special mention	—	—	—	22,482	—	12,547	—	—	35,029
Substandard	—	—	—	9,723	—	1,929	—	—	11,652
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	43,780	43,409	123,410	177,643	98,801	435,716	23,794	39,667	986,220
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	111,618	383,092	111,045	122,946	117,121	26,260	643,674	16,512	1,532,268
Special mention	—	—	210	—	9,554	321	6,536	1,301	17,922
Substandard	—	10,289	1,886	19,071	52	6,389	9,772	13,394	60,853
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	111,618	393,381	113,141	142,017	126,727	32,970	659,982	31,207	1,611,043
Current period gross charge-offs	—	—	1,858	446	—	45	—	—	2,349

Lease financing:
Pass	44,752	44,739	41,934	36,390	45,164	38,994	—	—	251,973
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	800	—	—	339	—	—	1,139
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	44,752	44,739	42,734	36,390	45,164	39,333	—	—	253,112

	Grade as of March 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	15,983	—	15,983
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	15,983	—	15,983
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	74,174	19,303	—	—	198	2,822	43,022	2,771	142,290
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	74,174	19,303	—	—	198	2,822	43,022	2,771	142,290
Current period gross charge-offs	—	—	—	—	—	4	—	7	11

Total:
Pass	324,411	621,684	421,774	888,586	974,762	1,384,594	788,409	124,153	5,528,373
Special mention	—	—	210	22,482	22,630	21,864	6,761	1,301	75,248
Substandard	—	10,289	3,750	42,252	7,247	55,455	9,885	13,395	142,273
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$324,411	$631,973	$425,734	$953,320	$1,004,639	$1,461,913	$805,055	$138,849	$5,745,894
Total Current Period Gross Charge-offs	$—	$—	$1,858	$446	$—	$49	$—	$7	$2,360

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,532	$90,214	$109,903	$73,777	$53,434	$198,266	$405	$5,663	$605,194
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,075	93	—	442	2,234	—	—	3,844
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,532	91,289	109,996	73,777	53,876	200,500	405	5,663	609,038
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	1,357	2,468	1,874	419	55	2,409	30,792	5,841	45,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	91	1	92
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,357	2,468	1,874	419	55	2,409	30,883	5,842	45,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	29,275	51,583	456,162	602,288	117,288	414,192	1,950	43,488	1,716,226
Special mention	—	—	—	11,961	—	7,719	—	—	19,680
Substandard	—	—	13,366	7,195	—	43,287	—	—	63,848
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	29,275	51,583	469,528	621,444	117,288	465,198	1,950	43,488	1,799,754
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	32,693	7,662	24,802	43,469	18,970	126,666	14,647	3,707	272,616
Special mention	—	—	—	1,148	—	—	—	—	1,148
Substandard	—	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	32,693	7,662	24,802	44,617	18,970	127,991	14,647	3,707	275,089
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	39,906	123,864	169,645	136,994	55,551	371,046	18,473	38,620	954,099
Special mention	—	—	—	—	—	12,653	—	—	12,653
Substandard	—	—	9,754	—	—	1,930	—	—	11,684
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	39,906	123,864	179,399	136,994	55,551	385,629	18,473	38,620	978,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	425,315	127,304	133,067	132,237	10,760	33,985	537,844	12,554	1,413,066
Special mention	—	210	—	12,205	—	187	—	435	13,037
Substandard	10,307	4,352	19,252	52	2,040	4,417	12,484	10,448	63,352
Doubtful	—	—	—	—	—	—	—	11	11.00
Total commercial and industrial	435,622	131,866	152,319	144,494	12,800	38,589	550,328	23,448	1,489,466
Current period gross charge-offs	93	—	—	—	241	—	—	11	345

Lease financing:
Pass	46,585	43,887	38,297	47,659	23,711	21,124	—	—	221,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	800	—	—	—	434	—	—	1,234
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	46,585	44,687	38,297	47,659	23,711	21,558	—	—	222,497

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	11,204	—	11,204
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	11,204	—	11,204
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	31,687	100	4,943	3,265	120	4,009	33,194	2,843	80,161
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	31,687	100	4,943	3,265	120	4,009	33,198	2,843	80,165
Current period gross charge-offs	—	—	—	—	—	3	—	36	39

Total:
Pass	680,350	447,082	938,693	1,040,108	279,889	1,171,697	648,509	112,716	5,319,044
Special mention	—	210	—	25,314	—	20,559	—	435	46,518
Substandard	10,307	6,227	42,465	7,247	2,482	53,627	12,579	10,449	145,383
Doubtful	—	—	—	—	—	—	—	11	11
Total Loans	$690,657	$453,519	$981,158	$1,072,669	$282,371	$1,245,883	$661,088	$123,611	$5,510,956
Total Current Period Gross Charge-offs	$93	$43	$—	$2,088	$241	$3,294	$—	$47	$5,806

At March 31, 2025, $97.2 million of substandard loans were individually evaluated, compared to $99.8 million at December 31, 2024. The slight decrease in individually evaluated substandard loans was primarily due to a $1.9 million charge-off recorded on one commercial and industrial relationship during the first quarter of 2025. The increase in special mention loans was primarily due to increases of $9.0 million in multifamily, $22.5 million in investment commercial real estate and $5.4 million in C&I loans during the first three months of 2025.

Loan Modifications:

On January 1, 2023, the Company adopted Accounting Standards Update 2022-02, which replaced the accounting and recognition of troubled debt restructurings. The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of March 31, 2025. The Company has not committed to lend additional amounts as of March 31, 2025 to customers with outstanding loans that are classified as modified loans.

There were several loan modifications made during the first three months of 2025, which included three multifamily loans, one primary residential mortgage, and commercial and industrial loans to four different borrowers of $17.6 million, $295,000 and $11.1 million, respectively.

The following table provides information related to the modifications completed during the three months ended March 31, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended March 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$295	0.05%
Multifamily property	8,303	0.47%
Commercial and industrial	10,689	0.66%
Total	$19,287	1.18%

	Significant Payment Delay
	and Term Extension
	Three Months Ended March 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$416	0.03%
Total	$416	0.03%

	Interest Rate Reduction
	and Significant Payment Delay
	Three Months Ended March 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$9,307	0.52%
Total	$9,307	0.52%

The following table provides information related to the modifications during the three months ended March 31, 2024 by pool segment and type of concession granted:

	Interest Rate Reduction and Term Extension
	Three Months Ended March 31, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,311	0.96%
Total	$12,311	0.96%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of March 31, 2025:

	Payment Status at March 31, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$637	$295	$—
Multifamily property	9,307	8,303	—
Investment commercial real estate	17,804	—	—
Commercial and industrial	22,851	4,993	2,976
Total	$50,599	$13,591	$2,976

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of March 31, 2024:

	Payment Status at March 31, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Commercial and industrial	$12,311	$3,198	$—
Total	$12,311	$3,198	$—

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Three Months Ended March 31, 2025
		Significant Pay
	Significant	Delay and Term
(Dollars in thousands)	Pay Delay	Extension
Primary residential mortgage	$932	$—
Multifamily property	8,303	—
Investment commercial real estate	—	17,804
Commercial and industrial	—	5,203
Total	$9,235	$23,007

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $28.5 million at March 31, 2025 and $26.2 million at December 31, 2024.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of March 31, 2025 and December 31, 2024. The allowance was based on the CECL methodology.

	March 31, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,743	$—	$615,696	$4,469	$618,439	$4,469
Junior lien loan on residence	114	—	50,973	195	51,087	195
Multifamily property	53,104	5,592	1,722,028	12,138	1,775,132	17,730
Owner-occupied commercial real estate	—	—	292,588	3,464	292,588	3,464
Investment commercial real estate	11,653	617	974,567	11,147	986,220	11,764
Commercial and industrial	28,417	6,245	1,582,626	26,735	1,611,043	32,980
Lease financing	1,139	121	251,973	1,695	253,112	1,816
Construction	—	—	15,983	158	15,983	158
Consumer and other loans	—	—	142,290	2,574	142,290	2,574
Total ACL	$97,170	$12,575	$5,648,724	$62,575	$5,745,894	$75,150

	December 31, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,779	$—	$606,259	$4,398	$609,038	$4,398
Junior lien loan on residence	92	—	45,215	180	45,307	180
Multifamily property	53,105	5,149	1,746,649	12,504	1,799,754	17,653
Owner-occupied commercial real estate	—	—	275,089	3,208	275,089	3,208
Investment commercial real estate	11,684	735	966,752	10,950	978,436	11,685
Commercial and industrial	30,881	6,678	1,458,585	26,397	1,489,466	33,075
Lease financing	1,234	121	221,263	1,367	222,497	1,488
Construction	—	—	11,204	121	11,204	121
Consumer and other loans	—	—	80,165	1,184	80,165	1,184
Total ACL	$99,775	$12,683	$5,411,181	$60,309	$5,510,956	$72,992

Individually evaluated loans include nonaccrual loans of $97.2 million at March 31, 2025 and $99.8 million at December 31, 2024. Individually evaluated loans did not include any performing modified loans at March 31, 2025. No allowance was allocated to modified loans at March 31, 2025.

The allowance for credit losses was $75.2 million as of March 31, 2025, compared to $73.0 million at December 31, 2024. The increase in the allowance for credit losses (“ACL”) was primarily driven by loan growth in addition to deterioration in key economic model drivers. The allowance for credit losses as a percentage of loans was 1.31 percent at March 31, 2025, compared to 1.32 percent at December 31, 2024.

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

The following tables present collateral dependent loans individually evaluated by segment as of March 31, 2025 and December 31, 2024:

	March 31, 2025
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$2,920	$2,743	$—	$2,757
Junior lien loan on residence (A)	120	114	—	107
Multifamily property (B)	21,264	21,201	—	21,201
Investment commercial real estate (C)	12,500	9,723	—	9,727
Commercial and industrial (A)(C)(D)	7,215	5,813	—	7,394
Lease financing (E)	434	339	—	371
Total loans with no related allowance	$44,453	$39,933	$—	$41,557
With related allowance recorded:
Multifamily property (B)	$31,930	$31,903	$5,592	$31,903
Investment commercial real estate (C)	1,930	1,930	617	1,930
Commercial and industrial (A)(C)(D)(E)	25,488	22,604	6,245	22,526
Lease financing (E)	848	800	121	800
Total loans with related allowance	$60,196	$57,237	$12,575	$57,159
Total loans individually evaluated	$104,649	$97,170	$12,575	$98,716

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

	December 31, 2024
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$2,935	$2,779	$—	$1,851
Junior lien loan on residence (A)	97	92	—	101
Multifamily property (B)	15,320	15,295	—	16,968
Investment commercial real estate (C)	12,500	9,754	—	9,810
Commercial and industrial (A)(C)(D)	3,885	2,738	—	3,558
Lease financing (E)	542	434	—	1,363
Total loans with no related allowance	$35,279	$31,092	$—	$33,651
With related allowance recorded:
Multifamily property (B)	$37,874	$37,810	$5,149	$17,020
Investment commercial real estate (C)	1,930	1,930	735	1,126
Commercial and industrial (C)(D)(E)	31,145	28,143	6,678	27,962
Lease financing (E)	845	800	121	867
Total loans with related allowance	$71,794	$68,683	$12,683	$46,975
Total loans individually evaluated for impairment	$107,073	$99,775	$12,683	$80,626

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three months ended March 31, 2025 and 2024 was not material. The Company did not recognize any income on non-accruing loans for the three months ended March 31, 2025 and 2024.

The activity in the allowance for credit losses for the three months ended March 31, 2025 and March 31, 2024 is summarized below:

	January 1,				March 31,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$71	$4,469
Junior lien loan on residence	180	—	—	15	195
Multifamily property	17,653	—	—	77	17,730
Owner-occupied commercial real estate	3,208	—	—	256	3,464
Investment commercial real estate	11,685	—	—	79	11,764
Commercial and industrial	33,075	(2,349)	24	2,230	32,980
Lease financing	1,488	—	—	328	1,816
Construction	121	—	—	37	158
Consumer and other loans	1,184	(11)	—	1,401	2,574
Total ACL	$72,992	$(2,360)	$24	$4,494	$75,150

(A) Provision to roll forward the ACL excludes a credit of $23,000 for off-balance sheet commitments.

	January 1,				March 31,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$—	$—	$170	$4,101
Junior lien loan on residence	177	—	—	1	178
Multifamily property	8,782	—	—	1,460	10,242
Owner-occupied commercial real estate	4,840	—	—	66	4,906
Investment commercial real estate	15,403	—	—	(277)	15,126
Commercial and industrial	29,707	(241)	—	(711)	28,755
Lease financing	1,663	—	—	(232)	1,431
Construction	516	—	—	81	597
Consumer and other loans	869	(13)	2	57	915
Total ACL	$65,888	$(254)	$2	$615	$66,251

(A) Provision to roll forward the ACL excludes a provision of $12,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the three months ended March 31, 2025 and 2024:

	January 1,
	2025		March 31,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(23)	$668
Total ACL	$691	$(23)	$668

	January 1,
	2024		March 31,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$12	$699
Total ACL	$687	$12	$699

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $124.9 million and $137.3 million at March 31, 2025 and December 31, 2024, respectively. The Company had no brokered certificates of deposit at either March 31, 2025 or at December 31, 2024.

The following table sets forth the details of total deposits as of March 31, 2025 and December 31, 2024:

	March 31,		December 31,
	2025		2024
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,184,860	18.85%	$1,112,734	18.16%
Interest-bearing checking (A)	3,450,014	54.88	3,334,269	54.40
Savings	107,581	1.71	103,136	1.68
Money market (B)	1,087,959	17.30	1,078,024	17.59
Certificates of deposit - retail	442,369	7.04	483,998	7.90
Certificates of deposit - listing service	3,773	0.06	6,861	0.11
Subtotal deposits	6,276,556	99.84	6,119,022	99.84
Interest-bearing demand - Brokered	10,000	0.16	10,000	0.16
Total deposits	$6,286,556	100.00%	$6,129,022	100.00%

(A)
Interest-bearing checking includes $1.75 billion at March 31, 2025 and $1.57 billion at December 31, 2024 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.
(B)
Money market includes $101.7 million at March 31, 2025 and $85.3 million at December 31, 2024 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2025, are as follows:

(In thousands)
2025	$362,774
2026	76,912
2027	4,721
2028	277
2029	1,221
2030 and later	237
Total	$446,142

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Company had no overnight borrowings with the FHLB at either March 31, 2025 or at December 31, 2024. At March 31, 2025, unused short-term overnight borrowing capacity totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $2.2 billion at the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2025 and 2024.

	Three Months Ended March 31, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$44,911	$594	$45,505
Noninterest income	3,270	15,584	18,854
Total income	48,181	16,178	64,359

Provision for credit losses	4,471	—	4,471
Compensation and employee benefits	29,175	6,704	35,879
Premises and equipment expense	4,605	663	5,268
Depreciation expense	765	121	886
FDIC insurance expense	855	—	855
Other operating expense	4,402	2,150	6,552
Total operating expense	44,273	9,638	53,911
Income before income tax expense	3,908	6,540	10,448
Income tax expense	1,067	1,786	2,853
Net income	$2,841	$4,754	$7,595

Total assets at period end	$6,980,396	$140,256	$7,120,652

	Three Months Ended March 31, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$33,760	$615	$34,375
Noninterest income	4,087	14,614	18,701
Total income	37,847	15,229	53,076

Provision for credit losses	627	—	627
Compensation and employee benefits	21,723	6,753	28,476
Premises and equipment expense	3,556	559	4,115
Depreciation expense	822	144	966
FDIC insurance expense	945	—	945
Other operating expense	3,588	1,951	5,539
Total operating expense	31,261	9,407	40,668
Income before income tax expense	6,586	5,822	12,408
Income tax expense	2,007	1,770	3,777
Net income	$4,579	$4,052	$8,631

Total assets at period end	$6,287,018	$121,535	$6,408,553

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

Loans Held for Sale, at Fair Value: The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third-party investors (Level 2).

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third-party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2025.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$203,398	$—	$203,398	$—
Mortgage-backed securities-residential	590,337	—	590,337	—
SBA pool securities	23,711	—	23,711	—
Corporate bond	14,584	—	14,584	—
CRA investment fund	13,236	13,236	—	—
Derivatives:
Cash flow hedges	5,262	—	5,262	—
Loan level swaps	16,353	—	16,353	—
Total	$866,881	$13,236	$853,645	$—

Liabilities:
Derivatives:
Loan level swaps	16,353	—	16,353	—
Total	$16,353	$—	$16,353	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$196,914	$—	$196,914	$—
Mortgage-backed securities-residential	548,612	—	548,612	—
SBA pool securities	24,482	—	24,482	—
Corporate bond	14,536	—	14,536	—
CRA investment fund	13,041	13,041	—	—
Derivatives:
Cash flow hedges	7,815	—	7,815	—
Loan level swaps	22,275	—	22,275	—
Total	$827,675	$13,041	$814,634	$—

Liabilities:
Derivatives:
Loan level swaps	$22,275	$—	$22,275	$—
Total	$22,275	$—	$22,275	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2025 and December 31, 2024.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	March 31, 2025	December 31, 2024
Residential loans contractual balance	$699	$—
Fair value adjustment	8	—
Total fair value of residential loans held for sale	$707	$—

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$26,311	$—	$—	$26,311
Investment commercial real estate	1,313	—	—	1,313
Commercial and industrial	16,359	—	—	16,359
Lease financing	679	—	—	679

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$32,661	$—	$—	$32,661
Investment commercial real estate	1,195	—	—	1,195
Commercial and industrial	21,465	—	—	21,465
Lease financing	679	—	—	679

The carrying amounts and estimated fair values of financial instruments at March 31, 2025 are as follows:

		Fair Value Measurements at March 31, 2025 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$231,917	$231,917	$—	$—	$231,917
Securities available for sale	832,030	—	832,030	—	832,030
Securities held to maturity	100,285	—	88,687	—	88,687
CRA investment fund	13,236	13,236	—	—	13,236
FHLB and FRB stock	12,311	—	—	—	N/A
Loans held for sale, at fair value	707	—	707	—	707
Loans held for sale, at lower of cost or fair value	7,979	—	8,654	—	8,654
Loans, net of allowance for credit losses	5,672,836	—	—	5,541,035	5,541,035
Accrued interest receivable	31,968	—	3,422	28,546	31,968
Accrued interest receivable loan level swaps (A)	754	—	754	—	754
Cash flow hedges	5,262	—	5,262	—	5,262
Loan level swaps	15,599	—	15,599	—	15,599
Financial liabilities
Deposits	$6,286,556	$5,840,414	$443,590	$—	$6,284,004
Subordinated debt	98,884	—	—	96,384	96,384
Accrued interest payable	8,587	6,256	1,437	894	8,587
Accrued interest payable loan level swaps (B)	754	—	754	—	754
Loan level swap	15,599	—	15,599	—	15,599
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2024 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$391,367	$391,367	$—	$—	$391,367
Securities available for sale	784,544	—	784,544	—	784,544
Securities held to maturity	101,635	—	88,650	—	88,650
CRA investment fund	13,041	13,041	—	—	13,041
FHLB and FRB stock	12,373	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	8,594	—	9,315	—	9,315
Loans, net of allowance for loan and lease losses	5,439,334	—	—	5,198,085	5,198,085
Accrued interest receivable	29,898	—	3,695	26,203	29,898
Accrued interest receivable loan level swaps (A)	849	—	849	—	849
Cash flow hedges	7,815	—	7,815	—	7,815
Loan level swaps	21,426	—	21,426	—	21,426
Financial liabilities
Deposits	$6,129,022	$5,638,163	$488,026	$—	$6,126,189
Subordinated debt	133,561	—	—	125,750	125,750
Accrued interest payable	8,354	6,327	1,881	146	8,354
Accrued interest payable loan level swaps (B)	849	—	849	—	849
Loan level swaps	21,426	—	21,426	—	21,426
(A)
Included in other assets in the Consolidated Statement of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statement of Condition.

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Service charges on deposits
Overdraft fees	$106	$110
Interchange income	235	247
Other	771	965
Wealth management fees (A)	15,435	14,407
Corporate advisory fee income	90	818
Other (B)	2,217	2,154
Total noninterest other income	$18,854	$18,701

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2025			2024
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$106	$—	$106	$110	$—	$110
Interchange income	235	—	235	247	—	247
Other	771	—	771	965	—	965
Wealth management fees (A)	—	15,435	15,435	—	14,407	14,407
Corporate advisory fee income	90	—	90	818	—	818
Other (B)	2,068	149	2,217	1,947	207	2,154
Total noninterest income	$3,270	$15,584	$18,854	$4,087	$14,614	$18,701

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the first quarter of 2025 by $11,000 and by $2,000 for the same quarter in 2024.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. There were no gains or losses recorded by the Company on the sale of property for the three months ended March 31, 2025 and March 31, 2024.

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

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2025	2024
Professional and legal fees	$1,190	$1,362
Trust department expense	1,043	938
Telephone	430	395
Loan expense	425	227
Amortization of intangible assets	272	272
Advertising	154	343
Other operating expenses	3,038	2,002
Total other operating expenses	$6,552	$5,539

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2025 and 2024:

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	January 1,	Before	March 31,	March 31,
(In thousands)	2025	Reclassifications	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$10,623	$10,623	$(61,525)

Gain/(loss) on cash flow hedges	5,737	(1,929)	(1,929)	3,808

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$8,694	$8,694	$(57,717)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	January 1,	Before	March 31,	March 31,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(4,960)	$(4,960)	$(74,769)

Gain/(loss) on cash flow hedges	4,931	2,078	2,078	7,009

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(2,882)	$(2,882)	$(67,760)

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $360.0 million at both March 31, 2025 and December 31, 2024 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2025, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2025 and December 31, 2024:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amount	$360,000	$360,000
Weighted average pay rate	2.35%	2.35%
Weighted average receive rate	3.51%	3.83%
Weighted average maturity	1.83 years	2.08 years
Unrealized gain/(loss), net	$5,262	$7,815

Number of contracts	14	14

	March 31, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$5,262
Total included in other assets	$360,000	5,262
Total included in other liabilities	—	—

	December 31, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$7,815
Total included in other assets	360,000	7,815
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(2,553)	$2,872

Net interest income recorded on these swap transactions totaled $1.0 million and $1.5 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and is reported as a component of interest expense.

Derivatives Not Designated as Accounting Hedges

The Company offers facility specific/loan level swaps to its customers and offsets its exposure from such contracts by entering mirror image swaps with a financial institution/swap counterparty (loan level/back-to-back swap program). The customer accommodations and any offsetting swaps are treated as non-hedging derivative instruments which do not qualify for hedge accounting (“standalone derivatives”). The notional amount of the swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual contracts. The fair value of the swaps is recorded as both an asset and a liability, in other assets and other liabilities, respectively, in equal amounts for these transactions.

The accrued interest receivable and payable related to these swaps of $754,000 and $849,000 at March 31, 2025 and December 31, 2024, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Notional amount	$423,910	$430,785
Fair value	$(15,599)	$(21,426)
Weighted average pay rates	3.95%	3.95%
Weighted average receive rates	6.03%	6.25%
Weighted average maturity	3.44 years	3.65 years

Number of contracts	54	55

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes were non-callable for five years, had a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. After December 16, 2022, the interest rate reset quarterly to a level equal to the then current three-month London Interbank Offered Rate (“LIBOR”) rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). The Company fully redeemed these notes plus $627,000 in unpaid interest on March 15, 2025. The remaining net issuance costs of $259,000 were written-off during the quarter ended March 31, 2025.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $39.5 million and $42.9 million, respectively. As of December 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $40.3 million and $43.6 million, respectively. A weighted average discount rate of 4.40 percent was used in the measurement of the ROU asset and lease liability at both March 31, 2025 and December 31, 2024.

The Company's leases have remaining lease terms between one month to 12 years, with a weighted average lease term of 9.03 years at March 31, 2025. The Company's leases had remaining lease terms between four months to 12 years, with a weighted average lease term of 9.28 years at December 31, 2024. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.7 million and $929,000 for the three months ended March 31, 2025 and 2024, respectively. The variable lease costs were $119,000 and $66,000 for the three months ended March 31, 2025 and 2024, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2025:

(In thousands)
2025	4,897
2026	6,340
2027	5,807
2028	5,611
2029	5,283
Thereafter	24,497
Total lease payments	52,435
Less: imputed interest	9,487
Total present value of lease payments	$42,948

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2025	2024
Right-of-use asset obtained in exchange for lease obligation	$365	$719
Operating cash flows from operating leases	1,447	802
Operating cash flows from direct finance leases	14	38
Financing cash flows from direct finance leases	35	187

15. ACCOUNTING PRONOUNCEMENTS

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments In Response to the SEC's Disclosure Update and Simplification Initiative to clarify or improve disclosure and presentation requirements on a variety of topics and align the requirements in the FASB accounting standard codification with the SEC regulations. The amendments will be effective for the Company only if the SEC removes the related disclosure requirement from its existing regulations no later than June 30, 2027. If the SEC timely removes such a related requirement from its existing regulations, the corresponding amendments within the ASU will become effective for the Company on the same date with early adoption permitted. The Company does not expect the amendments in this update to have a material impact on our consolidated financial statements.

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

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2024, which include the following:

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
•
the failure to maintain current technologies and/or to successfully implement future information technology enhancements;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2024 contains a summary of the Company’s significant accounting policies.

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

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and the boroughs of New York City. Accordingly, the collectability of a substantial portion of the carrying value of the Company’s loan portfolio is susceptible to changes in local market conditions, rent control regulations and any adverse economic conditions. Future adjustments to the provision for credit losses and allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2025	2024	2025 vs 2024
Results of Operations:
Interest income	$86,345	$79,194	$7,151
Interest expense	40,840	44,819	(3,979)
Net interest income	45,505	34,375	11,130
Wealth management fee income	15,435	14,407	1,028
Other income	3,419	4,294	(875)
Total other income	18,854	18,701	153

Total revenue	64,359	53,076	11,283

Operating expense	49,440	40,041	9,399
Pretax income before provision for credit losses	14,919	13,035	1,884
Provision for credit losses	4,471	627	3,844
Pretax income	10,448	12,408	(1,960)
Income tax expense	2,853	3,777	(924)
Net income	$7,595	$8,631	$(1,036)

Diluted average shares outstanding	17,812,222	17,805,347	6,875

Diluted earnings per share	$0.43	$0.48	$(0.05)

Return on average assets annualized ("ROAA")	0.43%	0.54%	(0.11)%
Return on average equity annualized ("ROAE")	4.98	5.94	(0.96)

	March 31,	December 31,	Change
	2025	2024	2025 vs 2024
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	14.19%	14.84%	(0.65)%
Tier I leverage ratio	8.98	9.01	(0.03)
Loans to deposits	91.43	89.94	1.49
Allowance for credit losses to total loans	1.31	1.32	(0.01)
Allowance for credit losses to nonperforming loans	77.34	72.87	4.47
Nonperforming loans to total loans	1.69	1.82	(0.13)

For the quarter ended March 31, 2025, the Company recorded total revenue of $64.4 million, pretax income of $10.4 million, net income of $7.6 million and diluted earnings per share of $0.43, compared to revenue of $53.1 million, pretax income of $12.4 million, net income of $8.6 million and diluted earnings per share of $0.48 for the same period last year.

The decrease in net income for 2025 when compared to the same 2024 period was principally driven by increased operating expenses, which was principally attributable to the addition of new employees related to the Company's expansion into New York City, increased health insurance costs and annual merit increases. The Company has seen positive momentum in net interest margin, which increased to 2.68 percent for the first quarter of 2025 as compared to 2.20 percent for the same period in 2024. The Company's single point of contact private banking strategy and New York City expansion continues to deliver lower-cost core deposit relationships resulting in consistent improvement in the net interest margin and net interest income. During the first quarter of 2025, deposits grew $157.5 million, which included $72.1 million in noninterest bearing demand deposits. Other income and wealth management fee income continue to be a consistent and steady revenue stream for the Company and represented 29 percent of total revenue for the first quarter of 2025.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 under the heading “Management’s

Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2025	2024
Residential mortgage loans originated for portfolio	$25,157	$11,661
Residential mortgage loans originated for sale	4,074	4,025
Total residential mortgage loans	29,231	15,686

Commercial real estate loans	47,280	11,500
Multifamily	6,800	1,900
C&I loans (A) (B)	257,282	145,803
Small business administration	5,928	2,790
Wealth lines of credit (A)	9,900	3,850
Total commercial loans	327,190	165,843

Installment loans	76,941	6,868
Home equity lines of credit (A)	4,805	2,103
Total loans closed	$438,167	$190,500

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Commercial real estate and C&I loan originations increased by $35.8 million and $111.5 million, respectively, as demand for these loan products grew given the lower rate environment during the three months ended March 31, 2025.

At March 31, 2025, December 31, 2024 and March 31, 2024, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2025	2024	2024
Multifamily real estate loans as a percent of total regulatory capital of the Bank	228%	225%	236%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	127	122	134

Total CRE concentration	355%	347%	370%

Total CRE concentration as a percentage of regulatory capital is monitored by Management. Management believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2025			March 31, 2024
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$1,032,257	$8,213	3.18%	$793,675	$5,136	2.59%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	617,185	6,670	4.32	577,648	5,420	3.75
Commercial mortgages	2,384,542	26,179	4.39	2,460,403	27,541	4.48
Commercial	2,432,862	40,104	6.59	2,240,161	37,559	6.71
Commercial construction	—	—	—	18,927	428	9.05
Installment	107,506	1,793	6.67	65,287	1,113	6.82
Home equity	45,949	845	7.36	36,406	737	8.10
Other	304	5	6.58	214	7	13.08
Total loans	5,588,348	75,596	5.41	5,399,046	72,805	5.39
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	290,702	2,776	3.82	140,097	1,522	4.35
Total interest-earning assets	6,911,307	86,585	5.01%	6,332,818	79,463	5.02%
Noninterest-earning assets:
Cash and due from banks	8,380			10,105
Allowance for credit losses	(74,413)			(67,105)
Premises and equipment	29,954			24,393
Other assets	128,754			87,129
Total noninterest-earning assets	92,675			54,522
Total assets	$7,003,982			$6,387,340
LIABILITIES:
Interest-bearing deposits:
Checking	$3,445,903	$28,078	3.26%	$2,954,698	$27,433	3.71%
Money market accounts	982,245	6,717	2.74	757,753	5,525	2.92
Savings	106,073	118	0.44	108,503	89	0.33
Certificates of deposit - retail	468,176	4,363	3.73	477,793	4,855	4.06
Subtotal interest-bearing deposits	5,002,397	39,276	3.14	4,298,747	37,902	3.53
Interest-bearing demand - brokered	10,000	100	4.00	10,000	126	5.04
Certificates of deposit - brokered	—	—	—	128,341	1,602	4.99
Total interest-bearing deposits	5,012,397	39,376	3.14	4,437,088	39,630	3.57
FHLB advances and borrowings	1,001	11	4.54	235,384	3,467	5.89
Finance lease liabilities	1,322	14	4.20	3,215	38	4.73
Subordinated debt	126,641	1,439	4.55	133,303	1,684	5.05
Total interest-bearing liabilities	5,141,361	40,840	3.18%	4,808,990	44,819	3.73%
Noninterest-bearing liabilities:
Demand deposits	1,122,191			916,848
Accrued expenses and other liabilities	129,857			80,499
Total noninterest-bearing liabilities	1,252,048			997,347
Shareholders’ equity	610,573			581,003
Total liabilities and shareholders’ equity	$7,003,982			$6,387,340
Net interest income (tax-equivalent basis)		$45,745			$34,644
Net interest spread			1.83%			1.29%
Net interest margin (D)			2.68%			2.20%
Tax equivalent adjustment		$(240)			$(269)
Net interest income		$45,505			$34,375
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three month period ended March 31, 2025 compared to March 31, 2024 are shown below:

	For the Three Months Ended March 31, 2025
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$1,993	$1,084	$3,077
Loans	3,753	(962)	2,791
Interest-earning deposits	1,456	(202)	1,254
Total interest income	$7,202	$(80)	$7,122
LIABILITIES:
Interest-bearing checking	$3,803	$(3,158)	$645
Money market	1,921	(729)	1,192
Savings	(2)	31	29
Certificates of deposit - retail	(99)	(393)	(492)
Certificates of deposit - brokered	(801)	(801)	(1,602)
Interest bearing demand brokered	—	(26)	(26)
Borrowed funds	(2,810)	(646)	(3,456)
Capital lease obligation	(20)	(4)	(24)
Subordinated debt	(82)	(163)	(245)
Total interest expense	$1,910	$(5,889)	$(3,979)
Net interest income (tax-equivalent basis)	$5,292	$5,809	$11,101

Net interest income, on a fully tax-equivalent basis, increased $11.1 million, or 32 percent, for the first quarter of 2025 to $45.7 million from $34.6 million for the same 2024 period. The net interest margin ("NIM") was 2.68 percent and 2.20 percent for the three months ended March 31, 2025 and 2024, respectively, an increase of 48 basis points. Net interest income, on a fully tax- equivalent basis, and NIM expanded during the quarter ended March 31, 2025 due to the Bank's focus on growing client deposit relationships, which were used to purchase investments as well as fund loans. Additionally, the Federal Reserve decreased the target Federal Funds rate by 100 basis points during the latter half of 2024, which has helped to improve NIM, as the Bank effectively lowered deposit rates during the fourth quarter of 2024.

The average balance of interest-earning assets increased to $6.91 billion during the first quarter of 2025 from $6.33 billion for the same 2024 period, reflecting an increase of $578.5 million. The increase in average interest-earning assets included an increase in the average balance of interest-earning deposits of $150.6 million, an increase in average investments of $238.6 million, as well as an increase in average loans of $189.3 million for the three months ended March 31, 2025 as compared to the same 2024 period.

The increase in the average balance of outstanding loans for the quarter ended March 31, 2025 was primarily driven by an increase in commercial loans, residential mortgages and installment loans, partially offset by a decline in commercial mortgages. The average balance of commercial loans increased by $192.7 million, or 9 percent, to $2.43 billion for the quarter ended March 31, 2025 when compared to $2.24 billion for the same 2024 period. The average balance of residential mortgages increased by $39.5 million, or 7 percent, to $617.2 million for the quarter ended March 31, 2025 while the average balance of installment loans increased by $42.2 million, or 65 percent, to $107.5 million for the same period. The average balance of commercial mortgages for the three months ended March 31, 2025 declined by $75.9 million, or 3 percent, to $2.38 billion when compared to the same 2024 period. The increase in the average balance of loans for the three-month period was mostly a result of strong loan demand during the second half of 2024 into the first quarter of 2025.

The average yields earned on interest-earning assets were relatively flat when comparing the quarter ended March 31, 2025 to the same period in 2024. For the quarters ended March 31, 2025 and 2024, the average yields earned on interest-earning assets were 5.01 percent and 5.02 percent, respectively, a decline of 1 basis point.

The average yield on total loans for the three months ended March 31, 2025 compared to the same 2024 period was driven by an increase in the yield on residential mortgages offset by the decline in yields on commercial mortgages and commercial loans. The yield on residential mortgages increased 57 basis points to 4.32 percent for the three months ended March 31, 2025, as compared to 3.75 percent for the same 2024 period. The increase in the average yield for residential mortgages for the three-month period was driven by the origination of loans with higher yields than the yields on the existing portfolio. The average yield on commercial loans for the three months ended March 31, 2025 decreased 12 basis points to 6.59 percent from 6.71 percent at March 31, 2024. The average yield on commercial mortgages decreased 9 basis points to 4.39 percent from 4.48 percent for the same period in 2024. The average yield on commercial loans decreased for the three-month period due to a decrease in the target Federal Funds rate, which had a greater impact on these loans, that are typically floating rates with short repricing periods.

For the three months ended March 31, 2025, the average balance of interest-bearing liabilities totaled $5.14 billion representing an increase of $332.4 million from $4.81 billion for the same 2024 period due to an increase in interest-bearing deposits of $575.3 million to $5.01 billion for the three months ended March 31, 2025. This increase was partially offset by a decrease in overnight borrowings of $234.4 million to $1.0 million in overnight borrowings for the three months ended March 31, 2025.

The increase in the average balance of interest-bearing deposits for the quarter ended March 31, 2025 compared to the 2024 comparable period was primarily due to an increase in the average balances of interest-bearing checking deposits of $491.2 million and money market accounts of $224.5 million, partially offset by a decline in the average balance of brokered certificates of deposit of $128.3 million. The increase in interest-bearing checking deposits for the three months ended March 31, 2025 was principally attributable to client demand for FDIC insured products, which we can offer through a reciprocal deposit program. The expansion into New York City was a significant driver of deposit growth and reduced the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources while shifting funding into lower-cost, relationship deposits.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended March 31, 2025 and 2024 were $1.37 billion and $792.0 million, respectively. The additional growth for the three months ended March 31, 2025 was directly related to clients' desire for the increased level of FDIC insurance offered by these programs.

At March 31, 2025, uninsured/unprotected deposits were approximately $1.6 billion, or 25 percent of total deposits. This amount was adjusted to exclude $325 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The Company had $1.0 million in average short-term borrowings during the first quarter of 2025 compared to $235.4 million for the same 2024 period. The decrease in borrowings was driven by the growth in client deposits led by the Company’s expansion into New York City, which were used to pay down borrowings.

For the quarters ended March 31, 2025 and 2024, the cost of interest-bearing liabilities was 3.18 percent and 3.73 percent, respectively, reflecting a decrease of 55 basis points. The decrease for the three months ended March 31, 2025 was driven by a decrease in the average cost of interest-bearing deposits of 43 basis points to 3.14 percent for the first quarter of 2025. The Company benefited from lower short-term borrowing costs in the first quarter of 2025 of 4.54 percent compared to an average cost of 5.89 percent for the same 2024 period. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 100 basis points during the latter half of 2024 and a change in the composition of the deposit portfolio with a greater concentration of lower-cost transaction deposits.

INVESTMENT SECURITIES: Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Investment securities held to maturity are those securities that the Company has both the ability and intent to hold to maturity. These securities are carried at amortized cost. Equity securities are carried at fair value with unrealized gains and losses recorded in noninterest income as incurred.

At March 31, 2025, the Company had investment securities available for sale with a fair value of $832.0 million compared with $784.5 million at December 31, 2024. The increase in investment securities available for sale was driven by the use of excess cash for security purchases (primarily mortgage-backed securities) during the first three months of 2025. A net unrealized loss (net of income tax) of $61.5 million and $72.1 million related to these securities were included in shareholders’ equity at March 31, 2025 and December 31, 2024, respectively.

At March 31, 2025, the Company had investment securities held to maturity with a carrying cost of $100.3 million and an estimated fair value of $88.7 million compared with a carrying cost of $101.6 million and an estimated fair value of $88.7 million at December 31, 2024.

The Company had one equity security (a CRA investment security) with a fair value of $13.2 million and $13.0 million at March 31, 2025 and December 31, 2024, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized gain of $195,000 for the three months ended March 31, 2025, respectively, as compared to an unrealized loss of $111,000 for the three months ended March 31, 2024.

The carrying value of investment securities available for sale and held to maturity as of March 31, 2025 and December 31, 2024 are shown below:

	March 31, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,818	$203,398	$244,813	$196,914
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	629,148	590,337	595,789	548,612
SBA pool securities	26,483	23,711	27,772	24,482
Corporate bond	15,500	14,584	15,500	14,536
Total investment securities available for sale	$915,949	$832,030	$883,874	$784,544
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	37,888	40,000	37,334
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	60,285	50,799	61,635	51,316
Total investment securities held to maturity	$100,285	$88,687	$101,635	$88,650
Total	$1,016,234	$920,717	$985,509	$873,194

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of March 31, 2025. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$40,698	$112,237	$50,463	$203,398
	—	1.23%	1.56%	1.77%	1.56%
Mortgage-backed securities-residential (A)	50,109	16,846	29,815	493,567	590,337
	5.07%	2.76%	3.18%	4.02%	4.02%
SBA pool securities	—	2,167	9,053	12,491	23,711
	—	3.12%	3.09%	1.48%	2.19%
Corporate bond	—	—	14,584	—	14,584
	—	—	6.32%	—	6.32%
Total investments available for sale	$50,109	$59,711	$165,689	$556,521	$832,030
	5.07%	1.71%	2.29%	3.72%	3.35%
Investment securities held to maturity:
U.S. government-sponsored agencies	15,000	25,000	—	—	40,000
	1.35	1.64%	—	—	1.53%
Mortgage-backed securities-residential (A)	—	—	—	60,285	60,285
	—	—	—	2.18%	2.18%
Total investments held to maturity	$15,000	$25,000	$—	$60,285	100,285
	1.35%	1.64%	—	2.18%	1.92%
Total	$65,109	$84,711	$165,689	$616,806	$932,315
	4.21%	1.69%	2.29%	3.57%	3.20%

(A)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2025	2024	2025 vs 2024
Service charges and fees	$1,112	$1,322	$(210)
Bank owned life insurance	371	503	(132)
Gain on sale of loans (mortgage banking)	63	56	7
Gain on sale of SBA loans	302	400	(98)
Corporate advisory fee income	90	818	(728)
Other income	1,286	1,306	(20)
Fair value adjustment for CRA equity security	195	(111)	306
Total other income (excluding wealth management income)	$3,419	$4,294	$(875)

The Company recorded total other income, excluding wealth management fee income, of $3.4 million for the first quarter of 2025 compared to $4.3 million for the same 2024 period, reflecting a decrease of $875,000. The decrease was primarily due to lower corporate advisory fee income and service charges and fees, which was partially offset by an increase in the fair value adjustment for the CRA equity security.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $302,000 and $400,000 for the quarters ended March 31, 2025 and 2024, respectively. The Company continues to see pressure from market volatility and the higher interest rate environment resulting in lower sale premiums and origination volumes.

The Company recorded corporate advisory fee income for the first quarter of 2025 of $90,000 compared to $818,000 for the same period ended March 31, 2024. The higher amount for the three months ended March 31, 2024 was related to a lower corporate advisory/investment banking acquisition transaction completed in the first quarter of 2024.

Income from the SBA programs, and corporate advisory fee income are dependent on volume, and thus are typically not consistent from quarter to quarter.

For the quarter ended March 31, 2025, income from the sale of newly originated residential mortgage loans was $63,000 compared to $56,000 for the same period in 2024. The Company continues to be impacted by the industry wide slowdown in refinancing and home purchase activity in the higher interest rate environment.

Other income included a loss of $415,000 recorded by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases for the first quarter of 2025 compared to income of $141,000 for the same 2024 period. The loss on termination was due to the reduction in residual values of equipment realized upon disposition during the first quarter of 2025. The Company recorded $932,000 of unused commercial line fees for the quarter ended March 31, 2025 compared to $827,000 for the same 2024 period.

The Company recorded a $195,000 of positive fair value adjustment and $111,000 negative fair value adjustment for CRA equity securities in the first quarter of 2025 and 2024, respectively. The increase in 2025 was due to a decline in medium-term rates during the first quarter of 2025.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2025	2024	2025 vs 2024
Compensation and employee benefits	$35,879	$28,476	$7,403
Premises and equipment	6,154	5,081	1,073
FDIC assessment	855	945	(90)
Other Operating Expenses:
Professional and legal fees	1,190	1,362	(172)
Trust department expense	1,043	938	105
Telephone	430	395	35
Loan expense	425	227	198
Amortization of intangible assets	272	272	—
Advertising	154	343	(189)
Other	3,038	2,002	1,036
Total operating expenses	$49,440	$40,041	$9,399

Operating expenses for the quarter ended March 31, 2025 and 2024 totaled $49.4 million and $40.0 million, respectively, reflecting an increase of $9.4 million, or 23 percent. Increased operating expenses in the first three months of 2025 were principally attributable to the Company's expansion into New York City, which included the hiring of multiple teams and expenses related to the opening of office and retail space in our Park Avenue location in New York City. There were also increased computer and software equipment costs. The first quarter of 2025 also included additional expense associated with annual merit increases and increased employee benefit costs.

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. Officers from the wealth management division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey, at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, in New York City and at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware.

The market value of the assets under management and/or administration (“AUM/AUA”) was $11.8 billion at March 31, 2025, reflecting a 1 percent decrease from $11.9 billion at December 31, 2024 and an increase of 3 percent from $11.5 billion at March 31, 2024 due primarily to market conditions offset by new client inflows.

In the March 2025 quarter, the Wealth Management Division generated $15.4 million in fee income compared to $14.4 million for the March 2024 quarter, reflecting a 7 percent increase. The increase in fee income for the three months ended March 31, 2025 was largely due to strong client inflows driven by new accounts and client additions.

Operating expenses relative to the Wealth Management Division, for the three months ended March 31, 2025, increased to $9.6 million as compared to $9.4 million for the first quarter of 2024. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of the Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2025	2024	2024	2024	2024
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$35
Nonaccrual loans	97,170	100,168	80,453	82,075	69,811
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$97,170	$100,168	$80,453	$82,075	$69,846

Performing modifications (A)(B)	$63,259	$45,846	$51,796	$26,788	$12,311

Loans past due 30 through 89 days and still accruing	$28,323	$4,870	$31,446	$34,714	$73,699

Loans subject to special mention	$75,248	$46,518	$113,655	$140,791	$59,450

Classified loans	$142,273	$145,394	$147,422	$128,311	$117,869

Individually evaluated loans	$97,170	$99,775	$79,972	$81,802	$69,530

Nonperforming loans as a % of total loans (C)	1.69%	1.82%	1.51%	1.56%	1.30%
Nonperforming assets as a % of total assets (C)	1.36%	1.43%	1.18%	1.26%	1.09%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.69%	1.82%	1.51%	1.56%	1.30%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $3.9 million at March 31, 2025, $3.6 million at December 31, 2024, $3.7 million at September 30, 2024, $3.2 million at June 30, 2024 and $3.2 million at March 31, 2024.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in performing modifications, loans past due 30 through 89 days and still accruing and loans subject to special mention at March 31, 2025 compared to December 31, 2024. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The increase in performing modifications was primarily due to loan modifications related to multifamily loans of $17.6 million and C&I loans of $11.1 million during the first quarter of 2025. This was partially offset by $12.1 million in C&I loans that are no longer classified as loan modifications. The increase in loans past due 30 through 89 days and still accruing was primarily due to $19.4 million of multifamily loans and $6.3 million of C&I loans that were past due as of March 31, 2025. The slight decrease in individually evaluated substandard loans was primarily due to a $1.9 million charge-off recorded on one commercial and industrial relationship during the first quarter of 2025. The increase in special mention loans was primarily due to increases of $9.0 million in multifamily, $22.5 million in investment commercial real estate and $5.4 million in C&I loans during the first three months of 2025.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $4.5 million and $627,000 for the first quarters of 2025 and 2024, respectively. The allowance for credit losses (“ACL”) was $75.2 million as of March 31, 2025, compared to $73.0 million at December 31, 2024. The increased provision for credit losses for the three months ended March 31, 2025 was driven by overall loan growth (particularly in the C&I portfolio) and increased charge-offs, in addition to deterioration of key economic data points used in the CECL model. Charge-offs totaled $2.4 million during the first quarter of 2025 of which $2.3 million was related to one transportation credit compared to charge-offs of $254,000 during the first quarter of 2024. The allowance for credit losses as a percentage of loans was 1.31 percent at March 31, 2025 compared to 1.32 percent at December 31, 2024. The ACL recorded on individually evaluated loans was $12.6 million at March 31, 2025 compared to $12.7 million as of December 31, 2024. Total individually evaluated loans were $97.2 million and $99.8 million as of March 31, 2025 and December 31, 2024, respectively. The general component of the allowance increased from $60.3 million at December 31, 2024 to $62.6 million at March 31, 2025. The increase in the general reserve was primarily due to growth in the C&I portfolio of $121.6 million, which typically carry a higher level of reserves.

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

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2025	2024	2024	2024	2024
Allowance for credit losses:
Beginning of period	$72,992	$71,283	$67,984	$66,251	$65,888
Provision for credit losses (A)	4,494	1,753	1,227	3,901	615
(Charge-offs)/recoveries, net	(2,336)	(44)	2,072	(2,168)	(252)
End of period	$75,150	$72,992	$71,283	$67,984	$66,251

Allowance for credit losses as a % of total loans	1.31%	1.32%	1.34%	1.29%	1.24%

Collectively evaluated allowance for credit losses as a % of total loans	1.09%	1.09%	1.16%	1.14%	1.15%

Allowance for credit losses as a % of nonperforming loans	77.34%	72.87%	88.60%	82.83%	94.85%
(A)
Excludes a credit of $23,000 at March 31, 2025, a credit of $15,000 at December 31, 2024, a credit of $3,000 at September 30, 2024, a provision of $10,000 at June 30, 2024 and a provision of $12,000 at March 31, 2024 related to off-balance sheet commitments.

The increase in the allowance for credit losses as a percentage of nonperforming loans was primarily due to the increase in the ACL to $75.2 million and a decline in nonperforming loans of $3.0 million to $97.2 million at March 31, 2025, as compared to an ACL of $73.0 million and nonperforming loans of $100.2 million at December 31, 2024.

INCOME TAXES: Income tax expense for the quarter ended March 31, 2025 was $2.9 million as compared to $3.8 million for the same period in 2024.

The effective tax rate for the three months ended March 31, 2025 was 27.31 percent compared to 30.44 percent for the same quarter in 2024. The higher tax rate for the 2024 quarter was primarily due to adjustments related to the vesting of restricted stock at prices lower than original grant prices.

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

Capital increased as a result of net income of $7.6 million for the three months ended March 31, 2025. Capital also improved as a result of a decline in accumulated other comprehensive loss of $8.7 million, net of tax. Total accumulated other comprehensive loss decreased to $57.7 million as of March 31, 2025, ($61.5 million loss related to the available for sale securities portfolio partially offset by a $3.8 million gain on the cash flow hedges).

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on December 31, 2024 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2025 and December 31, 2024, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

As a result of the Economic Growth, Regulatory Relief, and Consumer Protection Act, the federal banking agencies were required to develop a Community Bank Leverage Ratio ("CBLR") (the ratio of a bank’s tangible equity capital to average total consolidated assets) for financial institutions with assets of less than $10 billion. A “qualifying community bank” that exceeds this ratio will be deemed to be in compliance with all other capital and leverage requirements, including the capital requirements to be considered “well capitalized” under Prompt Corrective Action statutes. The federal banking agencies set the minimum capital for the CBLR at 9 percent.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Total capital (to risk-weighted assets)	$779,068	13.77%	$565,831	10.00%	$452,665	8.00%	$594,123	10.50%

Tier I capital (to risk-weighted assets)	708,276	12.52	452,665	8.00	339,499	6.00	480,957	8.50

Common equity tier I (to risk-weighted assets)	708,270	12.52	367,790	6.50	254,624	4.50	396,082	7.00

Tier I capital (to average assets)	708,276	10.05	352,436	5.00	281,949	4.00	281,949	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital (to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I (to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital (to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2025:
Total capital (to risk-weighted assets)	$803,173	14.19%	N/A	N/A	$452,933	8.00%	$594,475	10.50%

Tier I capital (to risk-weighted assets)	633,456	11.19	N/A	N/A	339,700	6.00	481,241	8.50

Common equity tier I (to risk-weighted assets)	633,450	11.19	N/A	N/A	254,775	4.50	396,316	7.00

Tier I capital (to average assets)	633,456	8.98	N/A	N/A	282,058	4.00	282,058	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital (to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I (to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital (to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended March 31, 2025 were purchased in the open market.

On March 27, 2025, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 22, 2025 to shareholders of record on May 8, 2025.

Management believes the Company’s capital position and capital ratios were adequate at March 31, 2025. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $231.9 million at March 31, 2025. In addition, the Company had $832.0 million in securities designated as available for sale at March 31, 2025. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $620.4 million and $98.3 million as of March 31, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $46.6 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of March 31, 2025, the Company had approximately $3.3 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 283 percent coverage of our uninsured/unprotected deposits.

Brokered interest-bearing demand (“overnight”) deposits were $10.0 million at March 31, 2025. The interest rate paid on these deposits allows the Bank to fund operations at attractive rates and engage in interest rate swaps to hedge its asset-liability interest rate risk. The Company ensures ample available collateralized liquidity as a backup to these short-term brokered deposits. As of March 31, 2025, the Company had transacted pay fixed, receive floating interest rate swaps totaling $360.0 million in notional amount.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at March 31, 2025.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $360.0 million as of March 31, 2025.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2025, $423.9 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of March 31, 2025. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2025.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2025, net interest income would decrease by 1.1 percent in year 1 and increase by 1.6 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at March 31, 2025, net interest income would increase approximately 0.6 percent for year 1 and decrease 3.4 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2025, net interest income would decrease approximately 1.9 percent in year 1 and increase by 3.4 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at March 31, 2025, net interest income for year 1 would increase approximately 0.2 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 7.9 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of March 31, 2025 and that net interest income would decline in a rising rate environment, but improve in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2025.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$750,480	$(41,784)	(5.27)%	11.26%	(16)
+100	768,786	(23,478)	(2.96)	11.31	(11)
Flat interest rates	792,264	—	—	11.42	—
-100	811,192	18,928	2.39	11.45	3
-200	784,241	(8,023)	(1.01)	10.90	(52)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There are no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
January 1, 2025 -
January 31, 2025	—	—	$—	880,000
February 1, 2025 -
February 28, 2025	—	—	—	880,000
March 1, 2025 -
March 31, 2025	—	41,999	29.55	880,000
Total	—	41,999	$29.55

(A) Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.

(B) On January 30, 2025, the Company's Board of Directors approved a plan to repurchase up to 880,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through December 31, 2026. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions and prices, the Company's liquidity and capital requirements and alternative uses of capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2025, one of our directors or executive officers adopted any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 9, 2025	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 9, 2025	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)