Form 10-Q
period 2025-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2025-08-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2025

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

Number of shares of Common Stock outstanding as of August 1, 2025: 17,648,471

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$7,524	$8,492
Federal funds sold	—	—
Interest-earning deposits	308,078	382,875
Total cash and cash equivalents	315,602	391,367
Securities available for sale	767,533	784,544
Securities held to maturity (fair value $88,079 at June 30, 2025 and $88,650 at December 31, 2024)	98,623	101,635
CRA equity security, at fair value	13,278	13,041
FHLB and FRB stock, at cost (A)	11,467	12,373
Loans held for sale, at lower of cost or fair value	5,495	8,594
Loans	5,819,037	5,512,326
Less: allowance for credit losses	81,770	72,992
Net loans	5,737,267	5,439,334
Premises and equipment	36,626	28,888
Accrued interest receivable	33,209	29,898
Bank owned life insurance	48,239	47,981
Goodwill	36,212	36,212
Other intangible assets	8,171	8,714
Finance lease right-of-use assets	914	985
Operating lease right-of-use assets	38,291	40,289
Deferred tax assets, net	14,150	16,381
Other assets	35,596	51,002
TOTAL ASSETS	$7,200,673	$7,011,238
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,237,864	$1,112,734
Interest-bearing deposits:
Checking	3,483,295	3,334,269
Savings	103,846	103,136
Money market accounts	1,095,665	1,078,024
Certificates of deposit - retail	440,612	483,998
Certificates of deposit - listing service	1,841	6,861
Subtotal deposits	6,363,123	6,119,022
Interest-bearing demand - brokered	—	10,000
Total deposits	6,363,123	6,129,022
Finance lease liabilities	1,268	1,348
Operating lease liabilities	41,806	43,569
Subordinated debt, net	98,933	133,561
Due to brokers	—	18,514
Accrued expenses and other liabilities	65,766	79,375
TOTAL LIABILITIES	6,570,896	6,405,389
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,685,504 at June 30, 2025 and 21,535,856 at December 31, 2024; outstanding shares, 17,636,264 at June 30, 2025 and 17,586,616 at December 31, 2024)	18,078	17,953
Surplus	350,246	348,264
Treasury stock at cost (4,049,240 shares at June 30, 2025 and 3,949,240 shares at December 31, 2024)	(120,287)	(117,509)
Retained earnings	437,321	423,552
Accumulated other comprehensive loss, net of income tax	(55,581)	(66,411)
TOTAL SHAREHOLDERS’ EQUITY	629,777	605,849
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$7,200,673	$7,011,238

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$79,657	$71,645	$155,004	$144,176
Interest on investments:
Taxable	8,370	5,168	16,583	10,304
Interest on loans held for sale	6	7	15	12
Interest on interest-earning deposits	1,618	2,418	4,394	3,940
Total interest income	89,651	79,238	175,996	158,432
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	35,807	35,364	70,720	68,411
Interest on certificates of deposit	4,002	5,367	8,365	10,222
Interest on borrowed funds	505	381	516	3,848
Interest on finance lease liability	13	22	27	60
Interest on subordinated debt	924	1,686	2,363	3,370
Subtotal - interest expense	41,251	42,820	81,991	85,911
Interest on interest-bearing demand - brokered	110	134	210	260
Interest on certificates of deposits - brokered	—	1,242	—	2,844
Total interest expense	41,361	44,196	82,201	89,015
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	48,290	35,042	93,795	69,417
Provision for credit losses	6,586	3,911	11,057	4,538
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	41,704	31,131	82,738	64,879
OTHER INCOME
Wealth management fee income	15,943	16,419	31,378	30,826
Service charges and fees	1,194	1,345	2,306	2,667
Bank owned life insurance	370	328	741	831
Gain on loans held for sale at fair value (mortgage banking)	27	34	90	90
Gain on loans held for sale at lower of cost or fair value	—	23	—	23
Fee income related to loan level, back-to-back swaps	221	—	221	—
Gain on sale of SBA loans	521	449	823	849
Corporate advisory fee income	30	103	120	921
Other income	3,096	2,938	4,382	4,244
Securities gains	7	—	7	—
Fair value adjustment for CRA equity security	42	(84)	237	(195)
Total other income	21,451	21,555	40,305	40,256
OPERATING EXPENSES
Compensation and employee benefits	36,061	29,884	71,940	58,360
Premises and equipment	6,641	5,776	12,795	10,857
FDIC insurance expense	1,045	870	1,900	1,815
Other operating expense	8,146	6,596	14,698	12,135
Total operating expenses	51,893	43,126	101,333	83,167
INCOME BEFORE INCOME TAX EXPENSE	11,262	9,560	21,710	21,968
Income tax expense	3,321	2,030	6,174	5,807
NET INCOME	$7,941	$7,530	$15,536	$16,161

EARNINGS PER SHARE
Basic	$0.45	$0.42	$0.88	$0.91
Diluted	$0.45	$0.42	$0.87	$0.91
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,704,110	17,747,070	17,657,771	17,729,355
Diluted	17,773,237	17,792,296	17,799,095	17,811,895

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$7,941	$7,530	$15,536	$16,161
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	4,533	(572)	19,944	(7,337)
Reclassification adjustment for amounts included in net income	(7)	—	(7)	—
	4,526	(572)	19,937	(7,337)

Tax effect	(1,208)	153	(5,996)	1,958
Net of tax	3,318	(419)	13,941	(5,379)

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(1,633)	(225)	(4,186)	2,647
	(1,633)	(225)	(4,186)	2,647

Tax effect	451	62	1,075	(732)
Net of tax	(1,182)	(163)	(3,111)	1,915

Total other comprehensive income/(loss)	2,136	(582)	10,830	(3,464)

Total comprehensive income	$10,077	$6,948	$26,366	$12,697

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2025 and June 30, 2024

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2025 17,726,251 common shares outstanding	$—	$18,070	$348,762	$(117,509)	$430,267	$(57,717)	$621,873
Net income	—	—	—	—	7,941	—	7,941
Other comprehensive income	—	—	—	—	—	2,136	2,136
Restricted stock units issued, 605 shares	—	1	(1)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (285) shares	—	(1)	(7)	—	—	—	(8)
Amortization of restricted stock units	—	—	1,215	—	—	—	1,215
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,778)	—	—	(2,778)
Issuance of shares for Employee Stock Purchase Plan, 9,693 shares	—	8	277	—	—	—	285
Balance at June 30, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2024 17,761,538 common shares outstanding	$—	$17,932	$343,111	$(112,742)	$401,838	$(67,760)	$582,379
Net income	—	—	—	—	7,530	—	7,530
Other comprehensive loss	—	—	—	—	—	(582)	(582)
Restricted stock units issued, 605 shares	—	1	(1)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (267) shares	—	(1)	(6)	—	—	—	(7)
Amortization of restricted stock units	—	—	1,289	—	—	—	1,289
Modification of restricted stock units distributed in cash	—	—	662	—	—	—	662
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,175)	—	—	(2,175)
Issuance of shares for Employee Stock Purchase Plan, 4,614 shares	—	4	109	—	—	—	113
Balance at June 30, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322

Six Months Ended June 30, 2025 and June 30, 2024

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	15,536	—	15,536
Other comprehensive income	—	—	—	—	—	10,830	10,830
Restricted stock units issued, 175,124 shares	—	147	(147)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (42,284) shares	—	(36)	(1,213)	—	—	—	(1,249)
Amortization of restricted stock units	—	—	2,846	—	—	—	2,846
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,767)	—	(1,767)
Share repurchase, (100,000) shares	—	—	—	(2,778)	—	—	(2,778)
Issuance of shares for Employee Stock Purchase Plan, 16,808 shares	—	14	496	—	—	—	510
Balance at June 30, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income	—	—	—	—	16,161	—	16,161
Other comprehensive loss	—	—	—	—	—	(3,464)	(3,464)
Restricted stock units issued, 147,679 shares	—	123	(123)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares	—	(31)	(846)	—	—	—	(877)
Amortization of restricted stock units	—	—	3,138	—	—	—	3,138
Modification of restricted stock units distributed in cash	—	—	(4,336)	—	—	—	(4,336)
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,774)	—	(1,774)
Share repurchase, (200,000) shares	—	—	—	(4,597)	—	—	(4,597)
Issuance of shares for Employee Stock Purchase Plan, 15,759 shares	—	13	377	—	—	—	390
Balance at June 30, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$15,536	$16,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,921	1,855
Amortization of premium and accretion of discount on securities, net	(59)	174
Amortization of restricted stock	2,846	3,138
Amortization of intangible assets	543	544
Amortization of subordinated debt costs	372	143
Provision for credit losses	11,057	4,538
Deferred tax benefit	(2,691)	(7,723)
Stock-based compensation and employee stock purchase plan expense	95	75
Fair value adjustment for equity security	(237)	195
Gain on securities available for sale	(7)	—
Loans originated for sale (A)	(13,423)	(13,660)
Proceeds from sales of loans held for sale (A)	17,435	18,128
Gain on loans held for sale (A)	(913)	(939)
Gain on loans held for sale at lower of cost or fair value	—	(23)
Loss on disposal of fixed assets	6	4
Increase in cash surrender value of life insurance, net	(258)	(135)
Increase in accrued interest receivable	(3,311)	(2,858)
Decrease/(increase) in other assets	3,117	(31,520)
(Decrease)/increase in accrued expenses and other liabilities	(23,959)	31,864
NET CASH PROVIDED BY OPERATING ACTIVITIES	8,070	19,961
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	348,176	312,459
Principal repayments, maturities and calls of securities held to maturity	2,971	2,701
Redemptions of FHLB and FRB stock	22,212	59,579
Proceeds from sales of securities available for sale	53,182	—
Purchase of securities available for sale	(364,303)	(351,215)
Purchase of FHLB and FRB stock	(21,306)	(41,013)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	23
Net (increase)/decrease in loans, net of participations sold	(308,990)	160,853
Purchase of premises and equipment	(9,610)	(2,390)
Disposal of premises and equipment	16	16
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(277,652)	141,013
FINANCING ACTIVITIES:
Net increase in deposits	234,101	382,092
Net decrease in short-term borrowings	—	(403,814)
Dividends paid on common stock	(1,767)	(1,774)
Restricted stock repurchased on vesting to pay taxes	(1,249)	(877)
Repayment of subordinated debt	(35,000)	—
Modification of restricted stock units distributed in cash	—	(4,336)
Issuance of shares for employee stock purchase plan	510	390
Shares repurchased	(2,778)	(4,597)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	193,817	(32,916)
Net (decrease)/increase in cash and cash equivalents	(75,765)	128,058
Cash and cash equivalents at beginning of period	391,367	187,671
Cash and cash equivalents at end of period	$315,602	$315,729
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$83,295	$80,605
Income tax, net	8,412	1,251
Security purchases due from broker	—	9,981
Right-of-use asset obtained in exchange for operating lease liabilities	365	28,321

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosures normally included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2025, and the results of operations, comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024. The cash flow statements are presented for the six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Segment Information: The Company's reportable segments are determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker ("CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's Wealth Management Division. The Company's business segments are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the spread between interest income and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and assets under management and/or administration ("AUM"). Loans, investments and deposits primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

The Banking segment includes: commercial (including commercial and industrial (“C&I”) and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services; and customer support sales.

The Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on either a fixed or tiered fee schedule, based upon the market value of AUMs. Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

Securities: Under Accounting Standards Update ("ASU") 2016-13, debt securities available-for-sale are measured at fair value and subject to impairment testing. When an available for sale debt security is considered impaired, the Company must determine if the decline in fair value has resulted from a credit-related loss or other factors and then, (1) recognize a charge to earnings for the credit-related component (if any) of the decline in fair value, and (2) recognize in other comprehensive income (loss) any non-credit related components of the fair value change. If the amount of the amortized cost basis expected to be recovered increases in a future period, the valuation reserve would be reduced, but not more than the amount of the current existing reserve for that security.

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

Federal Home Loan Bank ("FHLB") and Federal Reserve Bank ("FRB") Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock, based on the level of borrowings and other factors. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Cash and stock dividends are reported as income.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $140.8 million and $139.4 million as of June 30, 2025 and December 31, 2024, respectively. SBA loans held for sale totaled $5.9 million and $9.3 million at June 30, 2025 and December 31, 2024, respectively. The servicing asset recorded was not material.

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

Allowance for Credit Losses: Current expected credit losses ("CECL") methodology for determining the allowance for credit losses ("ACL") requires the immediate recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts.

The ACL on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The ACL is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss for unfunded commitments incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

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

The CECL methodology requires a significant amount of management judgment in determining the appropriate ACL. Several of the steps in the methodology are subjective, including, among other things: segmenting the loan portfolio; determining the amount of loss history to consider; selecting predictive econometric regression models that use appropriate macroeconomic variables; determining the methodology to forecast prepayments; selecting the most appropriate economic forecast scenario; determining the length of the reasonable and supportable forecast and reversion periods; estimating expected utilization rates on unfunded loan commitments; and assessing relevant and appropriate qualitative factors. In addition, the CECL methodology is dependent on economic forecasts, which are inherently imprecise and may change from period to period. Although the ACL is considered appropriate, there can be no assurance that it will be sufficient to absorb future losses.

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

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit secured by one to four family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Loan Modifications: The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. Loan modifications are disclosed in accordance with ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures".

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

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flows statement the same as the cash flows of the items being hedged.

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

Stock-Based Compensation: The Company’s 2025 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the Company's 2021 Long-Term Stock Incentive Plan.

Options granted are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. The Company has a policy of using authorized but unissued shares to satisfy option exercises.

Upon adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

There were no stock options granted during the three or six months ended June 30, 2025.

As of June 30, 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2025 and 2024. Service-based units vest ratably over a three- or five-year period. There were 88,101 service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first six months of 2025.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 66,252 performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first six months of 2025, all of which were granted in the first three months of 2025.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	135,477	$33.35
Granted during 2025	66,252	29.55
Vested during 2025	(65,515)	36.80
Forfeited during 2025	(2,278)	30.96
Balance, June 30, 2025	133,936	$30.37

Changes in service-based restricted stock awards/units for the six months ended June 30, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	247,905	$33.00
Granted during 2025	88,101	29.55
Vested during 2025	(109,609)	33.51
Forfeited during 2025	(8,665)	32.51
Balance, June 30, 2025	217,732	$31.36

As of June 30, 2025, there was $7.1 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.96 years. Stock compensation expense recorded for the second quarters of 2025 and 2024 totaled $2.4 million and $3.2 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2025 and 2024 totaled $5.8 million and $5.9 million, respectively.

Phantom Plan: During the first quarter of 2024, the Company adopted the Peapack-Gladstone Financial Corporation 2024 Phantom Stock Plan (the "Phantom Plan"). The Phantom Plan allows the Company to issue performance-based and service-based awards which will be settled in cash. The award of a phantom unit entitles the participant to a cash payment equal to the value of the unit on the vesting date, which is the fair market value of a common share of the Company's stock on such vesting date.

The Company did not issue performance-based phantom units in the first six months of 2025. The Company issued service-based phantom units in the first six months of 2025. Service-based phantom units vest ratably over a three-year period. There were 146,039 service-based phantom units granted under the Phantom Plan during the first six months of 2025.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the

Consolidated Statements of Income. All of the outstanding phantom units at June 30, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of June 30, 2025, there was $9.4 million of unrecognized compensation costs related to non-vested phantom units. That cost is expected to be recognized over a weighted average period of 2.10 years.

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

The Company recorded $56,000 and $43,000 in compensation and employee benefits expense for the three months ended June 30, 2025 and 2024, respectively, related to the ESPP. Total shares issued under the ESPP during the first quarter ended June 30, 2025 and 2024 were 9,693 and 4,614, respectively.

For the six months ended June 30, 2025 and 2024, the Company recorded $95,000 and $75,000 in compensation and employee benefits expense, respectively, related to the ESPP. Total shares issued under the ESPP during the first six months ended June 30, 2025 and 2024 were 16,808 and 15,759, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$7,941	$7,530	$15,536	$16,161

Basic weighted average shares outstanding	17,704,110	17,747,070	17,657,771	17,729,355
Plus: common stock equivalents	69,127	45,226	141,324	82,540
Diluted weighted average shares outstanding	17,773,237	17,792,296	17,799,095	17,811,895
Net income per share
Basic	$0.45	$0.42	$0.88	$0.91
Diluted	0.45	0.42	0.87	0.91

For the three months ended June 30, 2025 and 2024, restricted stock units totaling 186,691 and 250,510, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2025 and 2024, restricted stock units totaling 71,791 and 277,945, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of June 30, 2025 and December 31, 2024 follows:

	June 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,823	$—	$(39,420)	$—	$205,403
Mortgage-backed securities–residential	565,416	3,716	(40,409)	—	528,723
SBA pool securities	21,187	—	(2,524)	—	18,663
Corporate bond	15,500	141	(897)	—	14,744
Total securities available for sale	$846,926	$3,857	$(83,250)	$—	$767,533
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,738)	$—	$38,262
Mortgage-backed securities–residential	58,623	—	(8,806)	—	49,817
Total securities held to maturity	$98,623	$—	$(10,544)	$—	$88,079

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,813	$—	$(47,899)	$—	$196,914
Mortgage-backed securities–residential	595,789	1,086	(48,263)	—	548,612
SBA pool securities	27,772	—	(3,290)	—	24,482
Corporate bond	15,500	105	(1,069)	—	14,536
Total securities available for sale	$883,874	$1,191	$(100,521)	$—	$784,544
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,666)	$—	$37,334
Mortgage-backed securities–residential	61,635	—	(10,319)	—	51,316
Total securities held to maturity	$101,635	$—	$(12,985)	$—	$88,650

The following table presents a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the three and six months ended June 30, 2025. There were no sales of securities for the three and six months ended June 30, 2024.

(In thousands)	June 30, 2025
Proceeds from sales	$53,182
Gross gains	7
Net tax expense	(2)

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2025 and December 31, 2024.

	June 30, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$205,403	$(39,420)	$205,403	$(39,420)
Mortgage-backed securities residential	18,288	(206)	206,109	(40,203)	224,397	(40,409)
SBA pool securities	313	(1)	18,350	(2,523)	18,663	(2,524)
Corporate bond	—	—	9,103	(897)	9,103	(897)
Total securities available for sale	$18,601	$(207)	$438,965	$(83,043)	$457,566	$(83,250)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$38,262	$(1,738)	$38,262	$(1,738)
Mortgage-backed securities residential	—	—	49,817	(8,806)	49,817	(8,806)
Total securities held to maturity	$—	$—	$88,079	$(10,544)	$88,079	$(10,544)
Total securities	$18,601	$(207)	$527,044	$(93,587)	$545,645	$(93,794)

	December 31, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$196,914	$(47,899)	$196,914	$(47,899)
Mortgage-backed securities residential	171,531	(2,063)	216,735	(46,200)	388,266	(48,263)
SBA pool securities	4,861	(11)	19,621	(3,279)	24,482	(3,290)
Corporate bond	—	—	8,931	(1,069)	8,931	(1,069)
Total securities available for sale	$176,392	$(2,074)	$442,201	$(98,447)	$618,593	$(100,521)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$37,334	$(2,666)	$37,334	$(2,666)
Mortgage-backed securities residential	—	—	51,316	(10,319)	51,316	(10,319)
Total securities held to maturity	$—	$—	$88,650	$(12,985)	$88,650	$(12,985)
Total securities	$176,392	$(2,074)	$530,851	$(111,432)	$707,243	$(113,506)

Available for sale and held to maturity securities with a carrying value of $573.1 million and $96.6 million as of June 30, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at June 30, 2025. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three or six months ended June 30, 2025 or 2024, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.3 million at June 30, 2025. This investment is classified as an equity security on our Consolidated Statements of Condition. This security had a gain of $42,000 and $237,000 for the three and six months ended June 30, 2025. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2025 and December 31, 2024, consisted of the following:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Residential mortgage	$649,703	11.16%	$614,840	11.15%
Multifamily mortgage	1,794,854	30.84	1,799,754	32.65
Commercial mortgage	643,520	11.06	588,104	10.67
Commercial loans (including equipment financing)	2,537,597	43.61	2,389,105	43.34
Commercial construction	—	—	—	—
Home equity lines of credit	52,434	0.90	42,327	0.77
Consumer loans, including fixed rate home equity loans	140,668	2.42	77,785	1.41
Other loans	261	0.01	411	0.01
Total loans	$5,819,037	100.00%	$5,512,326	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of June 30, 2025 and December 31, 2024 are based on the CECL methodology:

		% of		% of
	June 30,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Primary residential mortgage	$636,253	10.94%	$609,038	11.05%
Junior lien loan on residence	55,050	0.95	45,307	0.82
Multifamily property	1,794,854	30.86	1,799,754	32.66
Owner-occupied commercial real estate	264,095	4.54	275,089	4.99
Investment commercial real estate	1,001,995	17.22	978,436	17.75
Commercial and industrial	1,630,826	28.04	1,489,466	27.03
Lease financing	273,030	4.69	222,497	4.04
Construction	17,928	0.31	11,204	0.20
Consumer and other	142,730	2.45	80,165	1.46
Total loans	5,816,761	100.00%	5,510,956	100.00%
Net deferred costs	2,276		1,370
Total loans including net deferred costs	$5,819,037		$5,512,326

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of June 30, 2025 and December 31, 2024:

		June 30, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,295	$3,295	$—
Junior lien loan on residence	111	111	—
Multifamily property	19,341	55,978	—
Investment commercial real estate	9,691	11,621	—
Commercial and industrial	17,731	42,909	—
Lease financing	244	1,044	—
Total	$50,413	$114,958	$—

		December 31, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,168	$3,168	$—
Junior lien loan on residence	92	92	—
Multifamily property	15,294	53,105	—
Investment commercial real estate	9,754	11,684	—
Commercial and industrial	5,394	30,881	—
Lease financing	434	1,234	—
Consumer and other	4	4	—
Total	$34,140	$100,168	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2025 and December 31, 2024 by class of loans, excluding nonaccrual loans:

	June 30, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$287	$842	$—	$1,129
Multifamily property	3,623	8,303	—	11,926
Investment commercial real estate	284	—	—	284
Commercial and industrial	317	1,866	—	2,183
Total	$4,511	$11,011	$—	$15,522

	December 31, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,143	$199	$—	$1,342
Junior lien on residence	—	23	—	23
Commercial and industrial	1,696	1,809	—	3,505
Total	$2,839	$2,031	$—	$4,870

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of June 30, 2025 and December 31, 2024 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of June 30, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$55,733	$72,875	$86,490	$106,144	$69,733	$235,685	$—	$5,630	$632,290
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,366	92	—	2,505	—	—	3,963
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	55,733	72,875	87,856	106,236	69,733	238,190	—	5,630	636,253
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	669	1,039	72	836	46,346	5,976	54,938
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	111	1	112
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	669	1,039	72	836	46,457	5,977	55,050
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	80,125	25,487	51,309	410,982	589,893	495,747	735	44,752	1,699,030
Special mention	—	—	—	12,029	11,926	8,997	—	—	32,952
Substandard	—	—	—	11,794	12,008	39,070	—	—	62,872
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	80,125	25,487	51,309	434,805	613,827	543,814	735	44,752	1,794,854
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Owner-occupied commercial real estate:
Pass	26,012	32,268	4,125	21,312	43,711	107,943	16,760	10,150	262,281
Special mention	—	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	1,314	—	—	1,314
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	26,012	32,268	4,125	21,312	43,711	109,257	17,260	10,150	264,095
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	67,721	43,211	117,098	144,780	92,257	429,405	22,310	38,935	955,717
Special mention	—	—	—	22,316	—	12,341	—	—	34,657
Substandard	—	—	—	9,691	—	1,930	—	—	11,621
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	67,721	43,211	117,098	176,787	92,257	443,676	22,310	38,935	1,001,995
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	172,894	369,914	100,761	120,075	112,731	21,416	630,059	19,322	1,547,172
Special mention	—	—	1,284	—	8,281	1,043	4,936	3,254	18,798
Substandard	—	10,271	1,886	19,039	52	6,368	18,488	8,752	64,856
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	172,894	380,185	103,931	139,114	121,064	28,827	653,483	31,328	1,630,826
Current period gross charge-offs	—	—	1,858	446	—	45	—	—	2,349

Lease financing:
Pass	80,020	42,818	40,307	34,388	42,706	31,746	—	—	271,985
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	801	—	—	244	—	—	1,045
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	80,020	42,818	41,108	34,388	42,706	31,990	—	—	273,030

	Grade as of June 30, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	17,928	—	17,928
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	17,928	—	17,928
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	77,924	13,117	—	—	179	2,863	45,915	2,732	142,730
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	77,924	13,117	—	—	179	2,863	45,915	2,732	142,730
Current period gross charge-offs	—	—	—	—	—	4	—	27	31

Total:
Pass	560,429	599,690	400,759	838,720	951,282	1,325,641	780,053	127,497	5,584,071
Special mention	—	—	1,284	34,345	20,207	22,381	5,436	3,254	86,907
Substandard	—	10,271	4,053	40,616	12,060	51,431	18,599	8,753	145,783
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$560,429	$609,961	$406,096	$913,681	$983,549	$1,399,453	$804,088	$139,504	$5,816,761
Total Current Period Gross Charge-offs	$—	$—	$1,858	$446	$—	$49	$—	$27	$2,380

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,532	$90,214	$109,903	$73,777	$53,434	$198,266	$405	$5,663	$605,194
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,075	93	—	442	2,234	—	—	3,844
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,532	91,289	109,996	73,777	53,876	200,500	405	5,663	609,038
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	1,357	2,468	1,874	419	55	2,409	30,792	5,841	45,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	91	1	92
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,357	2,468	1,874	419	55	2,409	30,883	5,842	45,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	29,275	51,583	456,162	602,288	117,288	414,192	1,950	43,488	1,716,226
Special mention	—	—	—	11,961	—	7,719	—	—	19,680
Substandard	—	—	13,366	7,195	—	43,287	—	—	63,848
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	29,275	51,583	469,528	621,444	117,288	465,198	1,950	43,488	1,799,754
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	32,693	7,662	24,802	43,469	18,970	126,666	14,647	3,707	272,616
Special mention	—	—	—	1,148	—	—	—	—	1,148
Substandard	—	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	32,693	7,662	24,802	44,617	18,970	127,991	14,647	3,707	275,089
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	39,906	123,864	169,645	136,994	55,551	371,046	18,473	38,620	954,099
Special mention	—	—	—	—	—	12,653	—	—	12,653
Substandard	—	—	9,754	—	—	1,930	—	—	11,684
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	39,906	123,864	179,399	136,994	55,551	385,629	18,473	38,620	978,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	425,315	127,304	133,067	132,237	10,760	33,985	537,844	12,554	1,413,066
Special mention	—	210	—	12,205	—	187	—	435	13,037
Substandard	10,307	4,352	19,252	52	2,040	4,417	12,484	10,448	63,352
Doubtful	—	—	—	—	—	—	—	11	11
Total commercial and industrial	435,622	131,866	152,319	144,494	12,800	38,589	550,328	23,448	1,489,466
Current period gross charge-offs	93	—	—	—	241	—	—	11	345

Lease financing:
Pass	46,585	43,887	38,297	47,659	23,711	21,124	—	—	221,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	800	—	—	—	434	—	—	1,234
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	46,585	44,687	38,297	47,659	23,711	21,558	—	—	222,497

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	11,204	—	11,204
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	11,204	—	11,204
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	31,687	100	4,943	3,265	120	4,009	33,194	2,843	80,161
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	31,687	100	4,943	3,265	120	4,009	33,198	2,843	80,165
Current period gross charge-offs	—	—	—	—	—	3	—	36	39

Total:
Pass	680,350	447,082	938,693	1,040,108	279,889	1,171,697	648,509	112,716	5,319,044
Special mention	—	210	—	25,314	—	20,559	—	435	46,518
Substandard	10,307	6,227	42,465	7,247	2,482	53,627	12,579	10,449	145,383
Doubtful	—	—	—	—	—	—	—	11	11
Total Loans	$690,657	$453,519	$981,158	$1,072,669	$282,371	$1,245,883	$661,088	$123,611	$5,510,956
Total Current Period Gross Charge-offs	$93	$43	$—	$2,088	$241	$3,294	$—	$47	$5,806

At June 30, 2025, $115.0 million of substandard loans were individually evaluated, compared to $99.8 million at December 31, 2024. The increase in individually evaluated substandard loans was primarily due to two commercial and industrial relationships totaling $14.5 million and one multifamily loan totaling $4.8 million during the first six months of 2025. The increase in special mention loans was primarily due to increases of $21.0 million in multifamily, $22.3 million in investment commercial real estate and $6.9 million in C&I loans during the first six months of 2025.

Loan Modifications:

The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of June 30, 2025. The Company has not committed to lend additional amounts as of June 30, 2025 to customers with outstanding loans that are classified as modified loans.

There were loan modifications made during the first six months of 2025, which included twenty multifamily loans, one primary residential mortgage, and commercial and industrial loans to five different borrowers of $100.5 million, $289,000 and $11.3 million, respectively.

The following tables provide information related to the modifications completed during the three months ended June 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$38,563	2.15%
Total	$38,563	2.15%

	Combination Int Rate Reduction
	and Significant Payment Delay
	Three Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$41,432	2.31%
Commercial and industrial	92	0.01%
Total	$41,524	2.32%

	Combination Interest Rate Reduction
	Significant Payment Delay & Term Extension
	Three Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$2,889	0.16%
Total	$2,889	0.16%

The following tables provide information related to the modifications completed during the six months ended June 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Six Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$289	0.05%
Multifamily property	46,866	2.61%
Commercial and industrial	10,774	0.66%
Total	$57,929	3.32%

	Combination Int Rate Reduction
	and Significant Payment Delay
	Six Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$50,739	2.83%
Commercial and industrial	92	0.01%
Total	$50,831	2.84%

	Combination Significant Payment
	Delay and Term Extension
	Six Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$416	0.03%
Total	$416	0.03%

	Combination Interest Rate Reduction
	Significant Payment Delay & Term Extension
	Six Months Ended June 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$2,889	0.16%
Total	$2,889	0.16%

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

The following table provides information related to the modifications during the six months ended June 30, 2024 by pool segment and type of concession granted:

	Interest Rate Reduction and
	Term Extension
	Six Months Ended June 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$12,250	0.98%
Total	$12,250	0.98%

	Significant Payment Delay
	Six Months Ended June 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$119	0.02%
Investment commercial real estate	14,539	1.17%
Total	$14,658	1.19%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of June 30, 2025:

	Payment Status at June 30, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$804	$112	$—
Multifamily property	92,190	8,303	—
Investment commercial real estate	17,753	—	—
Commercial and industrial	13,466	9,545	7,919
Total	$124,213	$17,960	$7,919

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of June 30, 2024:

	Payment Status at June 30, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$119	$—	$—
Commercial and industrial	26,788	2,863	248
Total	$26,907	$2,863	$248

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2025
		Interest Rate Reduction &	Significant Pay Delay
(Dollars in thousands)	Significant Pay Delay	Significant Pay Delay	and Term Extension
Primary residential mortgage	$804	$—	$—
Multifamily property	8,303	9,307	—
Investment commercial real estate	—	—	17,753
Commercial and industrial	9,545	—	6,742
Total	$18,652	$9,307	$24,495

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

4. ALLOWANCE FOR CREDIT LOSSES

The ACL on loans held for investment is the combination of the allowance for credit losses and the reserve for unfunded loan commitments. The ACL is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss for unfunded commitments incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable economic forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $29.7 million at June 30, 2025 and $26.2 million at December 31, 2024.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of June 30, 2025 and December 31, 2024. The allowance was based on the CECL methodology.

	June 30, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$3,295	$—	$632,958	$4,828	$636,253	$4,828
Junior lien loan on residence	111	—	54,939	209	55,050	209
Multifamily property	55,978	7,083	1,738,876	11,443	1,794,854	18,526
Owner-occupied commercial real estate	—	—	264,095	3,254	264,095	3,254
Investment commercial real estate	11,621	1,077	990,374	11,449	1,001,995	12,526
Commercial and industrial	42,909	11,920	1,587,917	25,625	1,630,826	37,545
Lease financing	1,044	121	271,986	2,083	273,030	2,204
Construction	—	—	17,928	190	17,928	190
Consumer and other loans	—	—	142,730	2,488	142,730	2,488
Total ACL	$114,958	$20,201	$5,701,803	$61,569	$5,816,761	$81,770

	December 31, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,779	$—	$606,259	$4,398	$609,038	$4,398
Junior lien loan on residence	92	—	45,215	180	45,307	180
Multifamily property	53,105	5,149	1,746,649	12,504	1,799,754	17,653
Owner-occupied commercial real estate	—	—	275,089	3,208	275,089	3,208
Investment commercial real estate	11,684	735	966,752	10,950	978,436	11,685
Commercial and industrial	30,881	6,678	1,458,585	26,397	1,489,466	33,075
Lease financing	1,234	121	221,263	1,367	222,497	1,488
Construction	—	—	11,204	121	11,204	121
Consumer and other loans	—	—	80,165	1,184	80,165	1,184
Total ACL	$99,775	$12,683	$5,411,181	$60,309	$5,510,956	$72,992

Individually evaluated loans included nonaccrual loans of $115.0 million at June 30, 2025 and $99.8 million at December 31, 2024. Individually evaluated loans did not include any performing modified loans at June 30, 2025. An allowance of $893,000 was allocated to modified loans at June 30, 2025.

The allowance for credit losses was $81.8 million as of June 30, 2025, compared to $73.0 million at December 31, 2024. The increase in the ACL was primarily driven by deterioration in key economic model drivers and an increase in specific reserves for one equipment financing relationship of $5.8 million. The ACL as a percentage of loans was 1.41 percent at June 30, 2025, compared to 1.32 percent at December 31, 2024. The increase in the ratio was primarily due to increases in specific reserves of $5.2 million and $1.9 million related to C&I and multifamily loans as expected recoveries from operations and collateral values have worsened during the six months ended June 30, 2025.

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

The following tables present collateral dependent loans individually evaluated by segment as of June 30, 2025 and December 31, 2024:

	June 30, 2025
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$3,486	$3,295	$—	$2,838
Junior lien loan on residence (A)	119	111	—	109
Multifamily property (B)	19,692	19,341	—	20,541
Investment commercial real estate (C)	12,500	9,691	—	9,712
Commercial and industrial (A)(C)(D)	17,821	17,731	—	5,875
Lease financing (E)	343	244	—	318
Total loans with no related allowance	$53,961	$50,413	$—	$39,393
With related allowance recorded:
Multifamily property (B)	$36,744	$36,637	$7,083	$32,672
Investment commercial real estate (C)	1,930	1,930	1,077	1,930
Commercial and industrial (A)(C)(D)(E)	29,508	25,178	11,920	22,324
Lease financing (E)	849	800	121	800
Total loans with related allowance	$69,031	$64,545	$20,201	$57,726
Total loans individually evaluated	$122,992	$114,958	$20,201	$97,119

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and six months ended June 30, 2025 and 2024 was not material. The Company did not recognize any income on non-accruing loans for the three and six months ended June 30, 2025 and 2024.

The activity in the allowance for credit losses for the three months ended June 30, 2025 and June 30, 2024 is summarized below:

	April 1,				June 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,469	$—	$—	$359	$4,828
Junior lien loan on residence	195	—	—	14	209
Multifamily property	17,730	—	—	796	18,526
Owner-occupied commercial real estate	3,464	—	—	(210)	3,254
Investment commercial real estate	11,764	—	—	762	12,526
Commercial and industrial	32,980	—	24	4,541	37,545
Lease financing	1,816	—	—	388	2,204
Construction	158	—	—	32	190
Consumer and other loans	2,574	(20)	39	(105)	2,488
Total ACL	$75,150	$(20)	$63	$6,577	$81,770

(A) Provision to roll forward the ACL excludes a provision of $9,000 for off-balance sheet commitments.

	April 1,				June 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,101	$—	$—	$90	$4,191
Junior lien loan on residence	178	—	—	9	187
Multifamily property	10,242	(5,379)	—	7,738	12,601
Owner-occupied commercial real estate	4,906	—	—	(194)	4,712
Investment commercial real estate	15,126	—	—	(674)	14,452
Commercial and industrial	28,755	—	5	(192)	28,568
Lease financing	1,431	—	3,210	(2,951)	1,690
Construction	597	—	—	58	655
Consumer and other loans	915	(4)	—	17	928
Total ACL	$66,251	$(5,383)	$3,215	$3,901	$67,984

(A) Provision to roll forward the ACL excludes a provision of $10,000 for off-balance sheet commitments.

The activity in the allowance for the six months ended June 30, 2025 and June 30, 2024 is summarized below:

	January 1,				June 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$430	$4,828
Junior lien loan on residence	180	—	—	29	209
Multifamily property	17,653	—	—	873	18,526
Owner-occupied commercial real estate	3,208	—	—	46	3,254
Investment commercial real estate	11,685	—	—	841	12,526
Commercial and industrial	33,075	(2,349)	48	6,771	37,545
Lease financing	1,488	—	—	716	2,204
Construction	121	—	—	69	190
Consumer and other loans	1,184	(31)	39	1,296	2,488
Total ACL	$72,992	$(2,380)	$87	$11,071	$81,770

(A) Provision to roll forward the ACL excludes a credit of $14,000 for off-balance sheet commitments.

	January 1,				June 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$—	$—	$260	$4,191
Junior lien loan on residence	177	—	—	10	187
Multifamily property	8,782	(5,379)	—	9,198	12,601
Owner-occupied commercial real estate	4,840	—	—	(128)	4,712
Investment commercial real estate	15,403	—	—	(951)	14,452
Commercial and industrial	29,707	(241)	5	(903)	28,568
Lease financing	1,663	—	3,210	(3,183)	1,690
Construction	516	—	—	139	655
Consumer and other loans	869	(17)	2	74	928
Total ACL	$65,888	$(5,637)	$3,217	$4,516	$67,984

(A) Provision to roll forward the ACL excludes a provision of $22,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the six months ended June 30, 2025 and 2024:

	January 1,
	2025		June 30,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(14)	$677
Total ACL	$691	$(14)	$677

	January 1,
	2024		June 30,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$22	$709
Total ACL	$687	$22	$709

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $131.1 million and $137.3 million at June 30, 2025 and December 31, 2024, respectively. The Company had no brokered certificates of deposit at either June 30, 2025 or at December 31, 2024.

The following table sets forth the details of total deposits as of June 30, 2025 and December 31, 2024:

	June 30,		December 31,
	2025		2024
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,237,864	19.45%	$1,112,734	18.16%
Interest-bearing checking (A)	3,483,295	54.74	3,334,269	54.40
Savings	103,846	1.63	103,136	1.68
Money market (B)	1,095,665	17.22	1,078,024	17.59
Certificates of deposit - retail	440,612	6.93	483,998	7.90
Certificates of deposit - listing service	1,841	0.03	6,861	0.11
Subtotal deposits	6,363,123	100.00	6,119,022	99.84
Interest-bearing demand - Brokered	—	—	10,000	0.16
Total deposits	$6,363,123	100.00%	$6,129,022	100.00%

(A)
Interest-bearing checking includes $1.66 billion at June 30, 2025 and $1.57 billion at December 31, 2024 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.
(B)
Money market includes $106.6 million at June 30, 2025 and $85.3 million at December 31, 2024 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2025, are as follows:

(In thousands)
2025	$319,065
2026	116,795
2027	4,680
2028	530
2029	1,147
2030 and later	236
Total	$442,453

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Company had no overnight borrowings with the FHLB at either June 30, 2025 or at December 31, 2024. At June 30, 2025, unused short-term overnight borrowing capacity totaled $1.8 billion from the FHLB, $22.0 million from correspondent banks and $2.3 billion at the Federal Reserve Bank of New York. The Company maintains a blanket lien on eligible mortgage loans and securities to secure outstanding and potential future borrowings from both the FHLB and the Federal Reserve Bank of New York.

7. BUSINESS SEGMENTS

The Company's reportable segments are determined by the Chief Financial Officer, who is the designated CODM, based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the spread between interest income and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans, investments, and deposits primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy, and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

Banking

The Banking segment includes: commercial (includes C&I and equipment finance), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services; and customer support and sales.

Wealth Management

The Wealth Management Division, which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2025 and 2024.

	Three Months Ended June 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$47,713	$577	$48,290
Noninterest income	5,347	16,104	21,451
Total income	53,060	16,681	69,741

Provision for credit losses	6,586	—	6,586
Compensation and benefits	28,540	7,521	36,061
Premises and equipment expense	4,890	716	5,606
Depreciation expense	912	123	1,035
FDIC expense	1,045	—	1,045
Other operating expense	5,984	2,162	8,146
Total operating expense	47,957	10,522	58,479
Income before income tax expense	5,103	6,159	11,262
Income tax expense	1,496	1,825	3,321
Net income	$3,607	$4,334	$7,941

	Three Months Ended June 30, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$34,462	$580	$35,042
Noninterest income	4,925	16,630	21,555
Total income	39,387	17,210	56,597

Provision for credit losses	3,911	—	3,911
Compensation and employee benefits	21,874	8,010	29,884
Premises and equipment expense	4,289	598	4,887
Depreciation expense	753	136	889
FDIC insurance expense	870	—	870
Other operating expense	4,630	1,966	6,596
Total operating expense	36,327	10,710	47,037
Income before income tax expense	3,060	6,500	9,560
Income tax expense	547	1,483	2,030
Net income	$2,513	$5,017	$7,530

	Six Months Ended June 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$92,624	$1,171	$93,795
Noninterest income	8,617	31,688	40,305
Total income	101,241	32,859	134,100

Provision for credit losses	11,057	—	11,057
Compensation and employee benefits	57,715	14,225	71,940
Premises and equipment expense	9,495	1,379	10,874
Depreciation expense	1,677	244	1,921
FDIC insurance expense	1,900	—	1,900
Other operating expense	10,386	4,312	14,698
Total operating expense	92,230	20,160	112,390
Income before income tax expense	9,011	12,699	21,710
Income tax expense	2,563	3,611	6,174
Net income	$6,448	$9,088	$15,536

Total assets at period end	$7,056,456	$144,217	$7,200,673

	Six Months Ended June 30, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$68,222	$1,195	$69,417
Noninterest income	9,012	31,244	40,256
Total income	77,234	32,439	109,673

Provision for credit losses	4,538	—	4,538
Compensation and employee benefits	43,597	14,763	58,360
Premises and equipment expense	7,845	1,157	9,002
Depreciation expense	1,575	280	1,855
FDIC insurance expense	1,815	—	1,815
Other operating expense	8,218	3,917	12,135
Total operating expense	67,588	20,117	87,705
Income before income tax expense	9,646	12,322	21,968
Income tax expense	2,554	3,253	5,807
Net income	$7,092	$9,069	$16,161

Total assets at period end	$6,382,263	$123,087	$6,505,350

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third-party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2025.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$205,403	$—	$205,403	$—
Mortgage-backed securities-residential	528,723	—	528,723	—
SBA pool securities	18,663	—	18,663	—
Corporate bond	14,744	—	14,744	—
CRA investment fund	13,278	13,278	—	—
Derivatives:
Cash flow hedges	3,629	—	3,629	—
Loan level swaps	11,725	—	11,725	—
Total	$796,165	$13,278	$782,887	$—

Liabilities:
Derivatives:
Loan level swaps	11,725	—	11,725	—
Total	$11,725	$—	$11,725	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2025 and December 31, 2024.

There were no loans held for sale at fair value at June 30, 2025 and December 31, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$29,554	$—	$—	$29,554
Investment commercial real estate	853	—	—	853
Commercial and industrial	13,258	—	—	13,258
Lease financing	679	—	—	679

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$32,661	$—	$—	$32,661
Investment commercial real estate	1,195	—	—	1,195
Commercial and industrial	21,465	—	—	21,465
Lease financing	679	—	—	679

The carrying amounts and estimated fair values of financial instruments at June 30, 2025 are as follows:

		Fair Value Measurements at June 30, 2025 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$315,602	$315,602	$—	$—	$315,602
Securities available for sale	767,533	—	767,533	—	767,533
Securities held to maturity	98,623	—	88,079	—	88,079
CRA investment fund	13,278	13,278	—	—	13,278
FHLB and FRB stock	11,467	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	5,495	—	5,949	—	5,949
Loans, net of allowance for credit losses	5,737,267	—	—	5,580,828	5,580,828
Accrued interest receivable	33,209	—	3,553	29,656	33,209
Accrued interest receivable loan level swaps (A)	722	—	722	—	722
Cash flow hedges	3,629	—	3,629	—	3,629
Loan level swaps	11,003	—	11,003	—	11,003
Financial liabilities
Deposits	$6,363,123	$5,920,670	$440,012	$—	$6,360,682
Subordinated debt	98,933	—	—	95,182	95,182
Accrued interest payable	7,147	5,854	1,274	19	7,147
Accrued interest payable loan level swaps (B)	722	—	722	—	722
Loan level swap	11,003	—	11,003	—	11,003
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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2025	2024
Service charges on deposits
Overdraft fees	$109	$112
Interchange income	265	258
Other	820	975
Wealth management fees (A)	15,943	16,419
Loss on sale of property	(6)	(4)
Gain on lease termination	875	—
Corporate advisory fee income	30	103
Other (B)	3,415	3,692
Total noninterest other income	$21,451	$21,555

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Service charges on deposits
Overdraft fees	$215	$222
Interchange income	500	505
Other	1,591	1,940
Wealth management fees (A)	31,378	30,826
Loss on sale of property	(6)	(4)
Gain on lease termination	875	—
Corporate advisory fee income	120	921
Other (B)	5,632	5,846
Total noninterest other income	$40,305	$40,256

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following tables present the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2025			2024
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$109	$—	$109	$112	$—	$112
Interchange income	265	—	265	258	—	258
Other	820	—	820	975	—	975
Wealth management fees (A)	—	15,943	15,943	—	16,419	16,419
Loss on sale of property	(6)	—	(6)	(4)	—	(4)
Gain on lease termination	875	—	875	—	—	—
Corporate advisory fee income	30	—	30	103	—	103
Other (B)	3,254	161	3,415	3,481	211	3,692
Total noninterest income	$5,347	$16,104	$21,451	$4,925	$16,630	$21,555

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
(In thousands)	2025			2024
Revenue by Operating		Wealth			Wealth
Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$215	$—	$215	$222	$—	$222
Interchange income	500	—	500	505	—	505
Other	1,591	—	1,591	1,940	—	1,940
Wealth management fees (A)	—	31,378	31,378	—	30,826	30,826
Loss on sale of property	(6)	—	(6)	(4)	—	(4)
Gain on lease termination	875	—	875	—	—	—
Corporate advisory fee income	120	—	120	921	—	921
Other (B)	5,322	310	5,632	5,428	418	5,846
Total noninterest income	$8,617	$31,688	$40,305	$9,012	$31,244	$40,256

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the second quarter of 2025 by $13,000 and by $4,000 for the same quarter in 2024. Cardholder rewards reduced interchange income for the six months ended June 30, 2025 by $24,000 and by $6,000 for the same period in 2024.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. There was $6,000 loss recorded by the Company on the sale of property for the three and six months ended June 30, 2025 and $4,000 loss on sale of property for both the three and six months ended June 30, 2024.

Gain on lease termination: The Company terminated its lease agreement for its Piscataway branch location that was no longer in use. The lease termination was finalized through a negotiated buyout payment of $275,000. At the time of termination, the Company had an accrued lease liability of $1.1 million related to the remaining lease obligation. As a result of the termination, the Company recognized a gain of $875,000, which is included in other income in the Consolidated Statement of Income. The gain reflects the difference between the accrued lease liability and the buyout payment.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2025	2024	2025	2024
Professional and legal fees	$1,645	$1,693	$2,835	$3,055
Trust department expense	1,092	936	2,135	1,874
Telephone	354	397	784	792
Loan expense	909	205	1,334	432
Amortization of intangible assets	271	272	543	544
Advertising	919	625	1,073	968
Other operating expenses	2,956	2,468	5,994	4,470
Total other operating expenses	$8,146	$6,596	$14,698	$12,135

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2025 and 2024:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(61,525)	$3,323	$(5)	$3,318	$(58,207)

Gain/(loss) on cash flow hedges	3,808	(1,182)	—	(1,182)	2,626

Accumulated other comprehensive gain/(loss), net of tax	$(57,717)	$2,141	$(5)	$2,136	$(55,581)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	April 1,	Before	June 30,	June 30,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(74,769)	$(419)	$(419)	$(75,188)

Gain/(loss) on cash flow hedges	7,009	(163)	(163)	6,846

Accumulated other comprehensive gain/(loss), net of tax	$(67,760)	$(582)	$(582)	$(68,342)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
(In thousands)	2025	2024	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$(7)	$—	Securities gains, net
Tax effect	2	—	Income tax expense
Total reclassifications, net of tax	$(5)	$—

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2025 and 2024:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$13,946	$(5)	$13,941	$(58,207)

Gain/(loss) on cash flow hedges	5,737	(3,111)	—	(3,111)	2,626

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$10,835	$(5)	$10,830	$(55,581)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Six Months
	Balance at	Income/(Loss)	Ended	Balance at
	January 1,	Before	June 30,	June 30,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(5,379)	$(5,379)	$(75,188)

Gain/(loss) on cash flow hedges	4,931	1,915	1,915	6,846

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(3,464)	$(3,464)	$(68,342)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(In thousands)	2025	2024	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$(7)	$—	Securities gains, net
Tax effect	2	—	Income tax expense
Total reclassifications, net of tax	$(5)	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $305.0 million as of June 30, 2025 and $360.0 million as of December 31, 2024 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2025, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2025 and December 31, 2024:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amount	$305,000	$360,000
Weighted average pay rate	2.22%	2.35%
Weighted average receive rate	3.44%	3.83%
Weighted average maturity	1.72 years	2.08 years
Unrealized gain/(loss), net	$3,629	$7,815

Number of contracts	12	14

	June 30, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$3,629
Total included in other assets	$305,000	3,629
Total included in other liabilities	—	—

	December 31, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$7,815
Total included in other assets	360,000	7,815
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months and six months ended June 30, 2025 and 2024:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(1,633)	$(225)	$(4,186)	$2,647

Net interest income recorded on these swap transactions totaled $1.1 million and $2.1 million for the three months and six months ended June 30, 2025, respectively. Net interest income recorded on these swap transactions totaled $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $722,000 and $849,000 at June 30, 2025 and December 31, 2024, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Notional amount	$436,744	$430,785
Fair value	$(11,003)	$(21,426)
Weighted average pay rates	4.04%	3.95%
Weighted average receive rates	6.04%	6.25%
Weighted average maturity	3.16 years	3.65 years

Number of contracts	54	55

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2025, the Company's operating lease ROU asset and operating lease liability totaled $38.3 million and $41.8 million, respectively. As of December 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $40.3 million and $43.6 million, respectively. Weighted average discount rates of 4.42 percent and 4.40 percent were used in the measurement of the ROU asset and lease liability at June 30, 2025 and December 31, 2024, respectively.

The Company's leases have remaining lease terms between two months to 12 years, with a weighted average lease term of 8.85 years at June 30, 2025. The Company's leases had remaining lease terms between four months to 12 years, with a weighted average lease term of 9.28 years at December 31, 2024. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.6 million and $1.4 million for the three months ended June 30, 2025 and 2024, respectively. The variable lease costs were $123,000 and $93,000 for the three months ended June 30, 2025 and 2024, respectively.

Total operating lease costs were $3.3 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively. The variable lease costs were $242,000 and $159,000 for the six months ended June 30, 2025 and 2024, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2025:

(In thousands)
2025	3,299
2026	6,340
2027	5,807
2028	5,611
2029	5,283
Thereafter	24,497
Total lease payments	50,837
Less: imputed interest	9,031
Total present value of lease payments	$41,806

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2025	2024
Right-of-use asset obtained in exchange for lease obligation	$365	$28,321
Operating cash flows from operating leases	3,045	1,887
Operating cash flows from direct finance leases	27	60
Financing cash flows from direct finance leases	70	273

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40) – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, or the Company's fiscal year ending September 30, 2028, and interim periods beginning after December 15, 2027, or the Company's fiscal year ending September 30, 2029. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently assessing the impact of this guidance on its consolidated financial statement disclosures.

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
•
the imposition of tariffs or other domestic or international governmental policies and potential retaliatory responses;
•
the failure to maintain current technologies and/or to successfully implement future information technology enhancements;
•
successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•
adverse weather conditions;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
our inability to successfully generate new business in new geographic markets, including our expansion into New York City and Long Island;
•
a reduction in our lower-cost funding sources;
•
changes in liquidity, including the size and composition of our deposit portfolio and the percentage of uninsured deposits in the portfolio;
•
our inability to adapt to technological changes;
•
claims and litigation pertaining to fiduciary responsibility, environmental laws and other matters;
•
our inability to retain key employees;
•
a decrease in demand for loans and deposits in our market areas;
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

The Company’s determination of the allowance for credit losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in the methodology for determining the allowance for credit losses or in these judgments, assumptions or estimates could materially impact results of operations. This critical policy and its application are reviewed periodically with the Audit Committee and the Board of Directors.

The allowance for credit losses is a valuation allowance of Management’s estimate of expected credit losses in the loan portfolio calculated in accordance with ASC 326, "Credit Losses". The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis, which considers available information from internal and external sources related to past loan loss and prepayment experience and current economic conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors, including available published economic information, in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include, among others, changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition and legal and regulatory requirements. The allowance is available for any loan that, in Management’s judgment, should be charged off.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2025	2024	2025 vs 2024
Results of Operations:
Interest income	$89,651	$79,238	$10,413
Interest expense	41,361	44,196	(2,835)
Net interest income	48,290	35,042	13,248
Wealth management fee income	15,943	16,419	(476)
Other income	5,508	5,136	372
Total other income	21,451	21,555	(104)

Total revenue	69,741	56,597	13,144

Operating expense	51,893	43,126	8,767
Pretax income before provision for credit losses	17,848	13,471	4,377
Provision for credit losses	6,586	3,911	2,675
Pretax income	11,262	9,560	1,702
Income tax expense	3,321	2,030	1,291
Net income	$7,941	$7,530	$411

Diluted average shares outstanding	17,773,237	17,792,296	(19,059)

Diluted earnings per share	$0.45	$0.42	$0.03

Return on average assets annualized ("ROAA")	0.45%	0.47%	(0.02)%
Return on average equity annualized ("ROAE")	5.11	5.22	(0.11)

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2025	2024	2025 vs 2024
Results of Operations:
Interest income	$175,996	$158,432	$17,564
Interest expense	82,201	89,015	(6,814)
Net interest income	93,795	69,417	24,378
Wealth management fee income	31,378	30,826	552
Other income	8,927	9,430	(503)
Total other income	40,305	40,256	49

Total revenue	134,100	109,673	24,427

Operating expense	101,333	83,167	18,166
Pretax income before provision for credit losses	32,767	26,506	6,261
Provision for loan and lease losses	11,057	4,538	6,519
Pretax income	21,710	21,968	(258)
Income tax expense	6,174	5,807	367
Net income	$15,536	$16,161	$(625)

Diluted average shares outstanding	17,799,095	17,811,895	(12,800)

Diluted earnings per share	$0.87	$0.91	$(0.04)

Return on average assets annualized (ROAA)	0.44%	0.51%	(0.07)%
Return on average equity annualized (ROAE)	5.04	5.58	(0.54)

	June 30,	December 31,	Change
	2025	2024	2025 vs 2024
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.94%	14.84%	(0.90)%
Tier I leverage ratio	8.94	9.01	(0.07)
Loans to deposits	91.45	89.94	1.51
Allowance for credit losses to total loans	1.41	1.32	0.09
Allowance for credit losses to nonperforming loans	71.13	72.87	(1.74)
Nonperforming loans to total loans	1.98	1.82	0.16

For the quarter ended June 30, 2025, the Company recorded total revenue of $69.7 million, pretax income of $11.3 million, net income of $7.9 million and diluted earnings per share of $0.45, compared to revenue of $56.6 million, pretax income of $9.6 million, net income of $7.5 million and diluted earnings per share of $0.42 for the same period last year.

The increase in total revenue for the second quarter of 2025 was primarily due to higher net interest income due to improvements in the yield on the average balance of interest-earnings assets and cost on average interest-bearing liabilities. As a result, net interest margin increased to 2.77 percent for the second quarter of 2025 as compared to 2.25 percent for the same period in 2024. Wealth management fee income continues to be a consistent and steady revenue stream for the Company and represented 23 percent of total revenue for the second quarter of 2025.

For the six months ended June 30, 2025, the Company recorded total revenue of $134.1 million, pretax income of $21.7 million, net income of $15.5 million and diluted earnings per share of $0.87, compared to revenue of $109.7 million, pretax income of $22.0 million, net income of $16.2 million and diluted earnings per share of $0.91 for the same period in 2024. Total revenue benefited from strong net interest income growth due to improvements in yield on average interest earning assets and cost on average interest-bearing liabilities. The Company has seen positive momentum in net interest margin, which increased to 2.73 percent for the first six months of 2025 as compared to 2.22 percent for the same period in 2024. The Company's single point of contact private banking strategy and New York City expansion continues to deliver lower-cost core deposit relationships resulting in consistent improvement in both net interest margin and net interest income. During the first six months of 2025, deposits grew $234.1 million, which included $125.1 million in noninterest-bearing demand deposits.

Net income for the six months ended June 30, 2025 was impacted by increased operating expenses, principally attributable to the addition of new employees related to the Company's expansion into New York City and Long Island, increased health insurance costs and annual merit increases. An increase in the provision for credit losses of $6.5 million to $11.1 million also contributed to lower net income for the six months ended June 30, 2025.

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2025	2024
Residential mortgage loans originated for portfolio	$34,990	$16,087
Residential mortgage loans originated for sale	1,712	2,361
Total residential mortgage loans	36,702	18,448

Commercial real estate loans	24,086	2,600
Multifamily	73,350	4,330
C&I loans (A) (B)	200,671	103,065
Small business administration	7,090	8,200
Wealth lines of credit (A)	2,400	10,950
Total commercial loans	307,597	129,145

Installment loans	8,164	1,664
Home equity lines of credit (A)	5,154	4,787
Total loans closed	$357,617	$154,044

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2025	2024
Residential mortgage loans originated for portfolio	$60,147	$27,748
Residential mortgage loans originated for sale	5,786	6,386
Total residential mortgage loans	65,933	34,134

Commercial real estate loans	71,366	14,100
Multifamily	80,150	6,230
C&I loans (A) (B)	457,953	248,868
Small business administration	13,018	10,990
Wealth lines of credit (A)	12,300	14,800
Total commercial loans	634,787	294,988

Installment loans	85,105	8,532
Home equity lines of credit (A)	9,959	6,890
Total loans closed	$795,784	$344,544

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Residential mortgage, commercial real estate, multifamily and C&I loan originations increased by $31.8 million, $57.3 million, $73.9 million and $209.1 million, respectively, for the six months ended June 30, 2025, as demand for these loan products grew given moderating inflation and lower rates, which have created a more favorable lending environment during the three and six months ended June 30, 2025.

At June 30, 2025, December 31, 2024 and June 30, 2024, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2025	2024	2024
Multifamily real estate loans as a percent of total regulatory capital of the Bank	228%	225%	230%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	127	122	130

Total CRE concentration	355%	347%	360%

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

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2025			June 30, 2024
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$1,037,598	$8,370	3.23%	$801,715	$5,168	2.58%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	640,955	7,138	4.45	576,944	5,582	3.87
Commercial mortgages	2,426,318	27,392	4.52	2,420,570	26,881	4.44
Commercial	2,539,929	42,015	6.62	2,191,370	37,067	6.77
Commercial construction	—	—	—	21,628	489	9.04
Installment	140,133	2,403	6.86	67,034	1,143	6.82
Home equity	50,613	946	7.48	36,576	748	8.18
Other	348	5	5.75	200	6	12.00
Total loans	5,798,296	79,899	5.51	5,314,322	71,916	5.41
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	183,584	1,618	3.53	207,287	2,418	4.67
Total interest-earning assets	7,019,478	89,887	5.12%	6,323,324	79,502	5.03%
Noninterest-earning assets:
Cash and due from banks	8,237			7,537
Allowance for credit losses	(76,811)			(67,568)
Premises and equipment	35,501			24,820
Other assets	130,550			99,838
Total noninterest-earning assets	97,477			64,627
Total assets	$7,116,955			$6,387,951
LIABILITIES:
Interest-bearing deposits:
Checking	$3,558,108	$29,116	3.27%	$3,094,386	$29,252	3.78%
Money market accounts	950,891	6,544	2.75	791,385	6,016	3.04
Savings	104,114	147	0.56	105,825	96	0.36
Certificates of deposit - retail	447,422	4,002	3.58	504,313	5,367	4.26
Subtotal interest-bearing deposits	5,060,535	39,809	3.15	4,495,909	40,731	3.62
Interest-bearing demand - brokered	9,121	110	4.82	10,000	134	5.36
Certificates of deposit - brokered	—	—	—	98,642	1,242	5.04
Total interest-bearing deposits	5,069,656	39,919	3.15	4,604,551	42,107	3.66
FHLB advances and borrowings	44,656	505	4.52	27,247	381	5.59
Finance lease liabilities	1,283	13	4.05	2,869	22	3.07
Subordinated debt	98,905	924	3.74	133,377	1,686	5.06
Total interest-bearing liabilities	5,214,500	41,361	3.17%	4,768,044	44,196	3.71%
Noninterest-bearing liabilities:
Demand deposits	1,172,535			945,231
Accrued expenses and other liabilities	108,020			97,470
Total noninterest-bearing liabilities	1,280,555			1,042,701
Shareholders’ equity	621,900			577,206
Total liabilities and shareholders’ equity	$7,116,955			$6,387,951
Net interest income (tax-equivalent basis)		$48,526			$35,306
Net interest spread			1.95%			1.32%
Net interest margin (D)			2.77%			2.25%
Tax equivalent adjustment		$(236)			$(264)
Net interest income		$48,290			$35,042
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2025			June 30, 2024
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$1,034,942	$16,583	3.20%	$797,695	$10,304	2.58%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	629,136	13,808	4.39	577,296	11,001	3.81
Commercial mortgages	2,405,546	53,571	4.45	2,440,487	54,422	4.46
Commercial	2,486,690	82,119	6.60	2,215,762	74,626	6.74
Commercial construction	—	—	—	20,278	917	9.04
Installment	123,910	4,196	6.77	66,161	2,257	6.82
Home equity	48,294	1,791	7.42	36,491	1,485	8.14
Other	326	10	6.13	207	13	12.56
Total loans	5,693,902	155,495	5.46	5,356,682	144,721	5.40
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	236,847	4,394	3.71	173,692	3,940	4.54
Total interest-earning assets	6,965,691	176,472	5.07%	6,328,069	158,965	5.02%
Noninterest-earning assets:
Cash and due from banks	8,308			8,821
Allowance for loan and lease losses	(75,618)			(67,336)
Premises and equipment	32,743			24,607
Other assets	128,959			94,044
Total noninterest-earning assets	94,392			60,136
Total assets	$7,060,083			$6,388,205
LIABILITIES:
Interest-bearing deposits:
Checking	$3,502,315	$57,194	3.27%	$3,024,541	$56,686	3.75%
Money market accounts	966,481	13,261	2.74	774,569	11,540	2.98
Savings	105,088	265	0.50	107,164	185	0.35
Certificates of deposit - retail	457,742	8,365	3.65	491,053	10,222	4.16
Subtotal interest-bearing deposits	5,031,626	79,085	3.14	4,397,327	78,633	3.58
Interest-bearing demand - brokered	9,558	210	4.39	10,000	260	5.20
Certificates of deposit - brokered	—	—	—	113,492	2,844	5.01
Total interest-bearing deposits	5,041,184	79,295	3.15	4,520,819	81,737	3.62
FHLB advances and borrowings	22,949	516	4.50	131,315	3,848	5.86
Finance lease liabilities	1,303	27	4.14	3,042	60	3.94
Subordinated debt	112,697	2,363	4.19	133,340	3,370	5.05
Total interest-bearing liabilities	5,178,133	82,201	3.17%	4,788,516	89,015	3.72%
Noninterest-bearing liabilities:
Demand deposits	1,147,502			931,040
Accrued expenses and other liabilities	118,181			89,545
Total noninterest-bearing liabilities	1,265,683			1,020,585
Shareholders’ equity	616,267			579,104
Total liabilities and shareholders’ equity	$7,060,083			$6,388,205
Net interest income (tax-equivalent basis)		$94,271			$69,950
Net interest spread			1.90%			1.30%
Net interest margin (D)			2.73%			2.22%
Tax equivalent adjustment		$(476)			$(533)
Net interest income		$93,795			$69,417
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three and six month periods ended June 30, 2025 compared to June 30, 2024 are shown below:

	For the Three Months Ended June 30, 2025
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$2,070	$1,132	$3,202
Loans	8,001	(18)	7,983
Interest-earning deposits	(255)	(545)	(800)
Total interest income	$9,816	$569	$10,385
LIABILITIES:
Interest-bearing checking	$4,109	$(4,244)	$(135)
Money market	1,417	(890)	527
Savings	(2)	53	51
Certificates of deposit - retail	(570)	(795)	(1,365)
Certificates of deposit - brokered	(621)	(621)	(1,242)
Interest bearing demand brokered	(11)	(13)	(24)
Borrowed funds	208	(84)	124
Capital lease obligation	(15)	6	(9)
Subordinated debt	(378)	(384)	(762)
Total interest expense	$4,137	$(6,972)	$(2,835)
Net interest income (tax-equivalent basis)	$5,679	$7,541	$13,220

	For the Six Months Ended June 30, 2025
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$4,068	$2,211	$6,279
Loans	11,778	(1,004)	10,774
Interest-earning deposits	1,262	(808)	454
Total interest income	$17,108	$399	$17,507
LIABILITIES:
Interest-bearing checking	$7,899	$(7,391)	$508
Money market	3,343	(1,622)	1,721
Savings	(4)	84	80
Certificates of deposit - retail	(670)	(1,187)	(1,857)
Certificates of deposit - brokered	(1,422)	(1,422)	(2,844)
Interest bearing demand brokered	(11)	(39)	(50)
Borrowed funds	(2,601)	(731)	(3,332)
Capital lease obligation	(37)	4	(33)
Subordinated debt	(480)	(527)	(1,007)
Total interest expense	$6,017	$(12,831)	$(6,814)
Net interest income (tax-equivalent basis)	$11,091	$13,230	$24,321

Net interest income, on a fully tax-equivalent basis, increased $13.2 million, or 37 percent, for the second quarter of 2025 to $48.5 million from $35.3 million for the same 2024 period. The net interest margin ("NIM") was 2.77 percent and 2.25 percent for the three months ended June 30, 2025 and 2024, respectively, an increase of 52 basis points. For the six months ended June 30, 2025 the Company recorded net interest income, on a fully tax-equivalent basis of $94.3 million compared to $70.0 million for the same 2024 period. The NIM was 2.73 percent and 2.22 percent for the six months ended June 30, 2025 and 2024, respectively, an increase of 51 basis points. Net interest income, on a fully tax-equivalent basis, and NIM expanded during the three and six months ended June 30, 2025 due to the Bank's focus on growing client deposit relationships, which were used to fund loans, as well as purchase investment securities. Additionally, the Federal Reserve decreased the target Federal Funds rate by 100 basis points during the latter half of 2024, which has helped to improve NIM, primarily driven by lower deposit rates.

The average balance of interest-earning assets increased to $7.02 billion during the second quarter of 2025 from $6.32 billion for the same 2024 period, reflecting an increase of $696.2 million. Average interest-earning assets were $6.97 billion for the six months ended June 30, 2025 compared to $6.33 billion in the same 2024 period, representing an increase of $637.6 million. The increase in average interest-earning assets during the second quarter of 2025 when compared to the same quarter of 2024 included an increase in the average loans of $484.0 million, as well as an increase in the average balance of investments of $235.9 million, which was partially offset by a decrease in interest-earning deposits of $23.7 million. The increase in average interest-earning assets during the six months ended June 30, 2025 when compared to the same period of 2024 included an increase in average loans of $337.2 million, as well as increases in the average balance of investments of $237.2 million and interest-earning deposits of $63.2 million.

The increase in the average balance of outstanding loans for the three and six months ended June 30, 2025 was primarily driven by an increase in commercial loans, residential mortgages and installment loans, partially offset by a decline in commercial construction. The average balance of commercial loans increased by $348.6 million, or 16 percent, to $2.54 billion for the quarter ended June 30, 2025 when compared to $2.19 billion for the same 2024 period. The average balance of residential mortgages increased by $64.0 million, or 11 percent, to $641.0 million for the quarter ended June 30, 2025 while the average balance of installment loans increased by $73.1 million, or 109 percent, to $140.1 million for the same period. There was no average balance of commercial construction for the three months ended June 30, 2025 compared to $21.6 million for the same 2024 period. The average balance of commercial loans increased by $270.9 million, or 12 percent, to $2.49 billion for the six months ended June 30, 2025 when compared to $2.22 billion for the same period in 2024. The average balance of residential mortgages increased by $51.8 million, or 9 percent, to $629.1 million for the six months ended June 30, 2025 when compared to $577.3 million for the same period in 2024. The average balance of installment loans for the six months ended June 30, 2025 increased by $57.7 million, or 87 percent, when compared to the same period in 2024. The increase in the average balance of loans for the three- and six-month periods were mostly a result increasing loan demand from customers due to a lower interest rate environment and improving economic conditions.

The average yields earned on interest-earning assets increased when comparing the three and six months ended June 30, 2025 to the same periods in 2024. For the quarters ended June 30, 2025 and 2024, the average yields earned on interest-earning assets were 5.12 percent and 5.03 percent, respectively, an increase of 9 basis points. For the six months ended June 30, 2025 and 2024, the average yields earned on interest-earning assets were 5.07 percent and 5.02 percent, respectively, an increase of 5 basis points.

The increase in the average yield on total investments for the three and six months ended June 30, 2025 compared to the same 2024 periods was primarily driven by the purchase of securities at higher yields than the yields in the existing portfolio. The yield on investments increased 65 basis points to 3.23 percent for the three months ended June 30, 2025, as compared to 2.58 percent for the same 2024 period. The average yield on investments increased by 62 basis points to 3.20 percent for the six months ended June 30, 2025 as compared to 2.58 percent for the same period in 2024.

The average yield on total loans for the three and six months ended June 30, 2025 compared to the same 2024 period was primarily driven by an increase in the average yields on residential mortgages and, for the three-month period commercial mortgages, partially offset by a decline in the average yield on commercial loans. The yield on residential mortgages increased 58 basis points to 4.45 percent for the three months ended June 30, 2025, as compared to 3.87 percent for the same 2024 period. The increase in the average yield for residential mortgages for the three-month period was driven by the origination of loans with higher yields than the yields on the existing portfolio. The average yield on commercial mortgages for the three months ended June 30, 2025, increased 8 basis points to 4.52 percent as compared to 4.44 percent for the same period in 2024. The average yield on commercial loans for the three months ended June 30, 2025 decreased 15 basis points to 6.62 percent from 6.77 percent at June 30, 2024. For the six months ended June 30, 2025, the average yield on residential mortgages increased 58 basis points to 4.39 percent from 3.81 percent for the same period in 2024. The average yield on commercial loans decreased by 14 basis points to 6.60 percent from 6.74 percent for the six months ended June 30, 2025. The average yield on commercial loans decreased for both the three and six-month periods due to a decrease in the target Federal Funds rate during the second half of 2024, which had a greater impact on these loans, that are typically floating rates with short repricing periods.

For the three months ended June 30, 2025, the average balance of interest-bearing liabilities totaled $5.21 billion representing an increase of $446.5 million from $4.77 billion for the same 2024 period due to an increase in interest-bearing deposits of $465.1 million to $5.07 billion for the three months ended June 30, 2025. This increase was partially offset by a decrease in subordinated debt of $34.5 million to $98.9 million due to the redemption of $35.0 million of such debt in the first quarter of 2025. For the six months ended June 30, 2025, the average balance of interest-bearing liabilities totaled $5.18 billion representing an increase of $389.6 million from $4.79 billion for the same 2024 period due to an increase in interest-bearing deposits of $520.4 million to $5.04 billion for the six months ended June 30, 2025. This increase was partially offset by a decrease in brokered certificates of deposit of $113.5 million and a decrease in short term borrowings of $108.4 million for the six months ended June 30, 2025.

The increase in the average balance of interest-bearing deposits for the three months ended June 30, 2025 compared to the 2024 comparable period was primarily due to an increase in the average balances of interest-bearing checking deposits of $463.7 million and money market accounts of $159.5 million, partially offset by a decline in the average balance of brokered certificates of deposit of $98.6 million and certificates of deposit of $56.9 million. For the six months ended June 30, 2025 when compared to the same period in 2024, the average balance of interest-bearing checking deposits increased by $477.8 million and money market accounts of $191.9 million, partially offset by a decrease in the average balance of brokered certificate of deposits by $113.5 and retail certificates of deposit of $33.3 million. The increase in interest-bearing checking deposits for the three and six months ended June 30, 2025 was principally attributable to our expansion into New York City and client demand for FDIC insured products, which we offer through a reciprocal deposit program. The expansion into New York City allowed us to grow lower cost, relationship deposits, while reducing the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended June 30, 2025 and 2024 were $1.82 billion and $1.20 billion, respectively. Average reciprocal deposit balances for the six months ended June 30, 2025 and 2024 were $1.81 billion and $1.14 billion, respectively. The growth for the three and six months ended June 30, 2025 was due to clients' desire for the increased level of FDIC insurance offered by these programs.

At June 30, 2025, uninsured/unprotected deposits were approximately $1.7 billion, or 26 percent of total deposits. This amount was adjusted to exclude $311 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The Company had $44.7 million in average short-term borrowings during the second quarter of 2025 compared to $27.2 million for the same 2024 period. The Company had $22.9 million in average short-term borrowings during the six months ended June 30, 2025 compared to $131.3 million in the same 2024 period. The decrease in borrowings for the six-month period was driven by the growth in client deposits led by the Company’s expansion into New York City, which were used to pay down borrowings.

For the quarters ended June 30, 2025 and 2024, the cost of interest-bearing liabilities was 3.17 percent and 3.71 percent, respectively, reflecting a decrease of 54 basis points. The cost of interest-bearing liabilities was 3.17 percent and 3.72 percent for the six months ended June 30, 2025 and 2024, respectively, reflecting a decrease of 55 basis points. The decreases for the three and six months ended June 30, 2025 was driven by a decrease in the average cost of interest-bearing deposits of 51 basis points to 3.15 percent for the second quarter of 2025 and 47 basis points to 3.15 for the six months ended June 30, 2025. The Company also benefited from lower short-term borrowing costs in the second quarter of 2025 of 4.52 percent compared to an average cost of 5.59 percent for the same 2024 period. The cost of short-term borrowing for the six months ended June 30, 2025 decreased by 136 basis points to 4.50 percent when compared to 5.86 for the same period in 2024. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 100 basis points during the latter half of 2024 and a change in the composition of the deposit portfolio with a greater concentration of lower-cost core relationship deposits.

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

At June 30, 2025, the Company had investment securities available for sale with a fair value of $767.5 million compared with $784.5 million at December 31, 2024. A net unrealized loss (net of income tax) of $58.2 million and $72.1 million related to these securities were included in shareholders’ equity at June 30, 2025 and December 31, 2024, respectively.

At June 30, 2025, the Company had investment securities held to maturity with a carrying cost of $98.6 million and an estimated fair value of $88.1 million compared with a carrying cost of $101.6 million and an estimated fair value of $88.7 million at December 31, 2024.

The Company had one equity security (a CRA investment security) with a fair value of $13.3 million and $13.0 million at June 30, 2025 and December 31, 2024, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The

Company recorded unrealized gains of $42,000 and $237,000 for the three and six months ended June 30, 2025, respectively, as compared to unrealized losses of $84,000 and $195,000 for the three and six months ended June 30, 2024.

The carrying value of investment securities available for sale and held to maturity as of June 30, 2025 and December 31, 2024 are shown below:

	June 30, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,823	$205,403	$244,813	$196,914
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	565,416	528,723	595,789	548,612
SBA pool securities	21,187	18,663	27,772	24,482
Corporate bond	15,500	14,744	15,500	14,536
Total investment securities available for sale	$846,926	$767,533	$883,874	$784,544
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	38,262	40,000	37,334
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	58,623	49,817	61,635	51,316
Total investment securities held to maturity	$98,623	$88,079	$101,635	$88,650
Total	$945,549	$855,612	$985,509	$873,194

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of June 30, 2025. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$41,223	$121,381	$42,799	$205,403
	—	1.23%	1.58%	1.76%	1.56%
Mortgage-backed securities-residential (A)	50,101	8,271	15,697	454,654	528,723
	5.07%	2.31%	1.70%	3.95%	3.95%
SBA pool securities	—	1,927	4,758	11,978	18,663
	—	3.24%	1.74%	1.45%	1.69%
Corporate bond	—	—	14,744	—	14,744
	—	—	6.32%	—	6.32%
Total investments available for sale	$50,101	$51,421	$156,580	$509,431	$767,533
	5.07%	1.48%	2.00%	3.67%	3.25%
Investment securities held to maturity:
U.S. government-sponsored agencies	15,000	25,000	—	—	40,000
	1.35	1.64%	—	—	1.53%
Mortgage-backed securities-residential (A)	—	—	—	58,623	58,623
	—	—	—	2.17%	2.17%
Total investments held to maturity	$15,000	$25,000	$—	$58,623	98,623
	1.35%	1.64%	—	2.17%	1.91%
Total	$65,101	$76,421	$156,580	$568,054	$866,156
	4.21%	1.53%	2.00%	3.52%	3.09%

(A)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Service charges and fees	$1,194	$1,345	$(151)
Bank owned life insurance	370	328	42
Gain on sale of loans (mortgage banking)	27	34	(7)
Gain on loans held for sale at lower of cost or fair value	—	23	(23)
Fee income related to loan level, back-to-back swaps	221	—	221
Gain on sale of SBA loans	521	449	72
Corporate advisory fee income	30	103	(73)
Other income	3,096	2,938	158
Securities gains, net	7	—	7
Fair value adjustment for CRA equity security	42	(84)	126
Total other income (excluding wealth management income)	$5,508	$5,136	$372

	For the Six Months Ended June 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Service charges and fees	$2,306	$2,667	$(361)
Bank owned life insurance	741	831	(90)
Gain on sale of loans (mortgage banking)	90	90	—
Gain on loans held for sale at lower of cost or fair value	—	23	(23)
Fee income related to loan level, back-to-back swaps	221	—	221
Gain on sale of SBA loans	823	849	(26)
Corporate advisory fee income	120	921	(801)
Other income	4,382	4,244	138
Securities gains, net	7	—	7
Fair value adjustment for CRA equity security	237	(195)	432
Total other income (excluding wealth management income)	$8,927	$9,430	$(503)

The Company recorded total other income, excluding wealth management fee income, of $5.5 million for the second quarter of 2025 compared to $5.1 million for the same 2024 period, reflecting an increase of $372,000. The increase was primarily due to income related to loan level, back-to-back swaps as well as an increase in the fair value adjustment for the CRA equity security. The Company recorded $8.9 million of total other income, excluding wealth management fee income, for the six months ended June 30, 2025 compared to $9.4 million for the same 2024 period, reflecting a decrease of $503,000. The decrease was primarily due to lower corporate advisory fee income and service charges and fees, which was partially offset by an increase in the fair value adjustment for the CRA equity security and increased income related to loan level, back-to-back swaps.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $521,000 and $449,000 for the quarters ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the Company recorded a gain on the sale of SBA loans of $823,000 and $849,000, respectively. The Company continues to see pressure from market volatility resulting in lower sale premiums and origination volumes associated with SBA loans.

The Company recorded corporate advisory fee income for the second quarter of 2025 of $30,000 compared to $103,000 for the same period ended June 30, 2024. The six months ended June 30, 2025 included corporate advisory fee income of $120,000 compared to $921,000 for the same 2024 period. The higher amount for the six months ended June 30, 2024 was related to a corporate advisory/investment banking acquisition transaction completed in the first quarter of 2024.

Income from the SBA programs, and corporate advisory fee income are dependent on volume, and thus are typically not consistent from quarter to quarter.

For the quarter ended June 30, 2025, income from the sale of newly originated residential mortgage loans was $27,000 compared to $34,000 for the same period in 2024. The Company recorded income of $90,000 from the sale of newly originated residential mortgage loans for both the six months ended June 30, 2025 and 2024, respectively.

Other income included a gain of $875,000 in the second quarter of 2025 for the termination of a lease agreement for a branch location that was no longer in use. Also included in other income were gains of $482,000 and $1.6 million recorded by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases for the second quarter of 2025 and 2024. The six months ended June 30, 2025 and 2024 included income of $67,000 and $1.7 million, respectively. Additionally, the Company recorded $869,000 of unused commercial line fees for the quarter ended June 30, 2025 compared to $786,000 for the same 2024 period. The six months ended June 30, 2025 included $1.8 million of unused commercial line fees compared to $1.6 million for the same 2024 period.

The Company recorded a $42,000 positive fair value adjustment and an $84,000 negative fair value adjustment for CRA equity securities in the second quarters of 2025 and 2024, respectively. The Company recorded a $237,000 positive fair value adjustment and a $195,000 negative fair value adjustment for CRA equity securities for the six months ended June 30, 2025 and 2024, respectively. The increase in 2025 was due to a decline in medium-term rates during the six months of 2025.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Compensation and employee benefits	$36,061	$29,884	$6,177
Premises and equipment	6,641	5,776	865
FDIC assessment	1,045	870	175
Other Operating Expenses:
Professional and legal fees	1,645	1,693	(48)
Trust department expense	1,092	936	156
Telephone	354	397	(43)
Loan expense	909	205	704
Amortization of intangible assets	271	272	(1)
Advertising	919	625	294
Other	2,956	2,468	488
Total operating expenses	$51,893	$43,126	$8,767

	For the Six Months Ended June 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Compensation and employee benefits	$71,940	$58,360	$13,580
Premises and equipment	12,795	10,857	1,938
FDIC assessment	1,900	1,815	85
Other Operating Expenses:
Professional and legal fees	2,835	3,055	(220)
Trust department expense	2,135	1,874	261
Telephone	784	792	(8)
Loan expense	1,334	432	902
Amortization of intangible assets	543	544	(1)
Advertising	1,073	968	105
Other	5,994	4,470	1,524
Total operating expenses	$101,333	$83,167	$18,166

Operating expenses for the quarter ended June 30, 2025 and 2024 totaled $51.9 million and $43.1 million, respectively, reflecting an increase of $8.8 million, or 20 percent. Operating expenses for the six months ended June 30, 2025 increased $18.2 million or 22 percent, to $101.3 million from $83.2 million for the same 2024 period. Increased operating expenses for the three and six months ended June 30, 2025 were principally attributable to the Company's ongoing expansion into New York City, increased health insurance costs, and annual merit increases. The addition of production teams in Long Island during the second quarter of 2025 also contributed to the growth in operating expenses. The increase in loan expense for both the three- and six-month periods ended June 30, 2025 was primarily due to expenses of $441,000 and $506,000, respectively, related to the workout of several equipment finance problem loans.

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

The market value of the assets under management and/or administration (“AUM/AUA”) was $12.3 billion at June 30, 2025, reflecting a 3 percent increase from $11.9 billion at December 31, 2024 and an increase of 7 percent from $11.5 billion at June 30, 2024 due primarily to improved market conditions and new client inflows.

In the June 2025 quarter, the Wealth Management Division generated $15.9 million in fee income compared to $16.4 million for the June 2024 quarter, reflecting a 3 percent decrease. The decrease in fee income during the second quarter of 2025 was due to a large estate termination fee of $1.1 million, recognized in the second quarter of 2024. For the six months ended June 30, 2025, the Wealth Management Division generated $31.4 million in fee income compared to $30.8 million in fee income for the same period in 2024, reflecting a 2 percent increase. The increase in fee income for the six months ended June 30, 2025 was due to strong client inflows driven by new accounts and client additions and solid equity market performance.

Operating expenses relative to the Wealth Management Division, for the three months ended June 30, 2025, decreased to $10.5 million as compared to $10.7 million for the second quarter of 2024. Operating expenses relative to the Wealth Management Division were relatively flat at $20.2 million and $20.1 million, for the six months ended June 30, 2025 and June 30, 2024. Expenses are in line with the Company’s Strategic Plan, particularly the hiring of key management and revenue-producing personnel.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of the Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2024	2024
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	114,958	97,170	100,168	80,453	82,075
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$114,958	$97,170	$100,168	$80,453	$82,075

Performing modifications (A)(B)	$111,962	$63,259	$45,846	$51,796	$26,788

Loans past due 30 through 89 days and still accruing	$15,522	$28,323	$4,870	$31,446	$34,714

Loans subject to special mention	$86,907	$75,248	$46,518	$113,655	$140,791

Classified loans	$145,783	$142,273	$145,394	$147,422	$128,311

Individually evaluated loans	$114,958	$97,170	$99,775	$79,972	$81,802

Nonperforming loans as a % of total loans (C)	1.98%	1.69%	1.82%	1.51%	1.56%
Nonperforming assets as a % of total assets (C)	1.60%	1.36%	1.43%	1.18%	1.26%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.98%	1.69%	1.82%	1.51%	1.56%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $38.1 million at June 30, 2025, $3.9 million at March 31, 2025, $3.6 million at December 31, 2024, $3.7 million at September 30, 2024 and $3.2 million at June 30, 2024.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in nonperforming assets, performing modifications, loans past due 30 through 89 days and still accruing, loans subject to special mention and individually evaluated loans at June 30, 2025 compared to December 31, 2024. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The increase in nonperforming assets during the first six months of 2025 was driven by the addition of two commercial and industrial relationships totaling $14.5 million and one multifamily loan totaling $4.8 million. Multifamily loans represented approximately 49 percent of nonperforming assets as of June 30, 2025. The increase in performing modifications was primarily related to multifamily loans of $80.8 million and C&I loans of $3.0 million during the six month period ended June 30, 2025. This was partially offset by $12.1 million in C&I loans that are no longer classified as loan modifications. The increase in loans past due 30 through 89 days and still accruing compared to December 31, 2024 was primarily due to $11.9 million of multifamily loans that were past due as of June 30, 2025. The increase in special mention loans was primarily due to increases of $22.3 million in investment commercial real estate, $21.0 million in multifamily and $6.9 million in C&I loans during the six months ended June 30, 2025. The increase in individually evaluated substandard loans was primarily due to increases of $4.8 million consisting of one multifamily loan and increases of $14.5 million consisting of two C&I loans during the first six months of 2025, which resulted in an additional $1.1 million of specific reserves.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $6.6 million and $3.9 million for the second quarters of 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, the provision for loan losses was $11.1 million and $4.5 million, respectively. The allowance for credit losses (“ACL”) was $81.8 million as of June 30, 2025, compared to $73.0 million at December 31, 2024. The increased provision for credit losses for the three and six months ended June 30, 2025 was driven by overall loan growth, in addition to deterioration of key economic data points used in the CECL model. The provision for the second quarter of 2025 also included a specific reserve related for one equipment financing relationship for $5.8 million. Charge-offs totaled $20,000 during the second quarter of 2025 compared to charge-offs of $5.4 million during the second quarter of 2024. The higher charge-off level in 2024 was due to the sale of two problem loans which were approaching foreclosure and transferred to other real estate owned. The allowance for credit losses as a percentage of loans was 1.41 percent at June 30, 2025 compared to 1.32 percent at December 31, 2024. The increase in the ratio was primarily due to increases in specific reserves of $5.2 million and $1.9 million related to C&I and multifamily loans as expected recoveries from operations and collateral values have worsened during the six months ended June 30, 2025. The ACL recorded on individually evaluated loans was $20.2 million at June 30, 2025 compared to $12.7 million as of December 31, 2024. Total individually evaluated loans were $115.0 million and $99.8 million as of June 30, 2025 and December 31, 2024, respectively. The general component of the allowance increased from $60.3 million at December 31, 2024 to $61.6 million at June 30, 2025. The increase in the general reserve was primarily due to growth in the consumer and lease financing portfolios of $62.6 million and $50.5 million, respectively.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2025	2025	2024	2024	2024
Allowance for credit losses:
Beginning of period	$75,150	$72,992	$71,283	$67,984	$66,251
Provision for credit losses (A)	6,577	4,494	1,753	1,227	3,901
(Charge-offs)/recoveries, net	43	(2,336)	(44)	2,072	(2,168)
End of period	$81,770	$75,150	$72,992	$71,283	$67,984

Allowance for credit losses as a % of total loans	1.41%	1.31%	1.32%	1.34%	1.29%

Collectively evaluated allowance for credit losses as a % of total loans	1.06%	1.09%	1.09%	1.16%	1.14%

Allowance for credit losses as a % of nonperforming loans	71.13%	77.34%	72.87%	88.60%	82.83%
(A)
Excludes a of provision of $9,000 at June 30, 2025, a credit of $23,000 at March 31, 2025, a credit of $15,000 at December 31, 2024, a credit of $3,000 at September 30, 2024 and a provision of $10,000 at June 30, 2024 related to off-balance sheet commitments.

The decrease in the allowance for credit losses as a percentage of nonperforming loans was primarily due to an increase in nonperforming loans of $14.8 million to $115.0 million at June 30, 2025, as compared to nonperforming loans of $100.2 million at December 31, 2024. This was partially offset by an increase in the ACL to $81.8 million at June 30, 2025 as compared to $73.0 million at December 31, 2024.

INCOME TAXES: Income tax expense for the quarter ended June 30, 2025 was $3.3 million as compared to $2.0 million for the same period in 2024. Income tax expense for the six months ended June 30, 2025 was $6.2 million as compared to $5.8 million for the same period in 2024.

The effective tax rate for the three months ended June 30, 2025 was 29.49 percent compared to 21.23 percent for the same quarter in 2024. The effective tax rate for the six months ended June 30, 2025 was 28.44 percent compared to 26.43 percent for the same period in 2024. Both the three and six months ended June 30, 2024 included a benefit related to the Company's deferred tax asset associated with a surtax imposed by the State of New Jersey. This benefit was partially offset by adjustments related to the vesting of restricted stock at prices lower than original grant prices in 2024.

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

Capital increased as a result of net income of $15.5 million for the six months ended June 30, 2025. Capital also improved as a result of a decline in accumulated other comprehensive loss of $10.8 million, net of tax. Total accumulated other comprehensive loss decreased to $55.6 million as of June 30, 2025 ($58.2 million loss related to the available for sale securities portfolio partially offset by a $2.6 million gain on the cash flow hedges), as compared to $66.4 million at December 31, 2024. This was partially offset by share repurchases of $2.8 million during the first six months of 2025.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on March 31, 2025 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2025 and December 31, 2024, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

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

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Total capital (to risk-weighted assets)	$787,170	13.54%	$581,475	10.00%	$465,180	8.00%	$610,549	10.50%

Tier I capital (to risk-weighted assets)	714,365	12.29	465,180	8.00	348,885	6.00	494,254	8.50

Common equity tier I (to risk-weighted assets)	714,359	12.29	377,959	6.50	261,664	4.50	407,033	7.00

Tier I capital (to average assets)	714,365	9.99	357,396	5.00	285,917	4.00	285,917	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital (to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I (to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital (to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2025:
Total capital (to risk-weighted assets)	$811,322	13.94%	N/A	N/A	$465,485	8.00%	$610,950	10.50%

Tier I capital (to risk-weighted assets)	639,537	10.99	N/A	N/A	349,114	6.00	494,578	8.50

Common equity tier I (to risk-weighted assets)	639,531	10.99	N/A	N/A	261,836	4.50	407,300	7.00

Tier I capital (to average assets)	639,537	8.94	N/A	N/A	286,186	4.00	286,186	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital (to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I (to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital (to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended June 30, 2025 were purchased in the open market.

On June 26, 2025, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 21, 2025 to shareholders of record on August 7, 2025.

Management believes the Company’s capital position and capital ratios were adequate at June 30, 2025. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

LIQUIDITY: Liquidity refers to an institution’s ability to meet short-term requirements including funding of loans, deposit withdrawals and maturing obligations, as well as long-term obligations, including potential capital expenditures. The Company’s liquidity risk management is intended to ensure the Company has adequate funding and liquidity to support its assets across a range of market environments and conditions, including stressed conditions. Principal sources of liquidity include cash, securities available for sale, customer deposit inflows, loan repayments and secured borrowings. Other liquidity sources include loan and security sales and loan participations.

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $315.6 million at June 30, 2025. In addition, the Company had $767.5 million in securities designated as available for sale at June 30, 2025. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $573.1 million and $96.6 million as of June 30, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $46.6 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of June 30, 2025, the Company had approximately $3.5 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 277 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. The Company believes it has sufficient liquidity given the current environment.

Management believes the Company’s liquidity position and sources were adequate at June 30, 2025.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $305.0 million as of June 30, 2025.

In addition, the Company initiated a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2025, $436.7 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of June 30, 2025. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2025.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2025, net interest income would decrease by 1.0 percent in year 1 and increase by 2.2 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at June 30, 2025, net interest income would increase approximately 0.5 percent for year 1 and decrease 3.2 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2025, net interest income would decrease approximately 2.0 percent in year 1 and increase by 4.4 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at June 30, 2025, net interest income for year 1 would increase approximately 0.3 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 8.5 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of June 30, 2025 and that net interest income would decline in a rising rate environment, but improve in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at June 30, 2025.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$767,465	$(37,922)	(4.71)%	11.36%	(10)
+100	783,398	(21,989)	(2.73)	11.38	(8)
Flat interest rates	805,387	—	—	11.46	—
-100	828,919	23,532	2.92	11.55	9
-200	797,549	(7,838)	(0.97)	10.96	(50)

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include that judgments in decision-making can be faulty and that breakdowns occur because of simple error or mistake. Further, controls can be circumvented. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
April 1, 2025 -
April 30, 2025	—	—	$—	880,000
May 1, 2025 -
May 31, 2025	33,525	285	27.54	846,475
June 1, 2025 -
June 30, 2025	66,475	—	27.49	780,000
Total	100,000	285	$27.52

(A) Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.

(B) On January 30, 2025, the Company's Board of Directors approved a plan to repurchase up to 880,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through December 31, 2026. The timing and amount of shares repurchased will depend on certain factors, including but not limited to, market conditions, the Company's liquidity and capital requirements and alternative uses of capital.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

On March 28, 2025, Douglas L. Kennedy, President, Chief Executive Officer and a director of the Company entered into a Rule 10b5-1 trading arrangement, which is intended to satisfy the affirmative defense of Rule 10b5-1(c). The aggregate number of shares to be sold under the plan is 30,000. The plan terminated upon the earlier of July 25, 2025 or until the 30,000 shares have been sold.

During the three months ended June 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

10

Peapack-Gladstone Financial Corporation 2025 Long-Term Incentive Plan (incorporated by reference to Appendix A to the proxy statement for the Annual Meeting of Shareholders filed with the Securities and Exchange Commission on March 20, 2025 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 8, 2025	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 8, 2025	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)