Form 10-Q
period 2025-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2025-11-07
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2025

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

Number of shares of Common Stock outstanding as of November 3, 2025: 17,558,019

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$8,514	$8,492
Interest-earning deposits	338,672	382,875
Total cash and cash equivalents	347,186	391,367
Securities available for sale	756,578	784,544
Securities held to maturity (fair value $88,259 at September 30, 2025 and $88,650 at December 31, 2024)	97,414	101,635
CRA equity security, at fair value	13,403	13,041
FHLB and FRB stock, at cost (A)	11,387	12,373
Loans held for sale, at lower of cost or fair value	8,298	8,594
Loans	6,018,967	5,512,326
Less: allowance for credit losses	68,642	72,992
Net loans	5,950,325	5,439,334
Premises and equipment	37,756	28,888
Accrued interest receivable	34,120	29,898
Bank owned life insurance	48,381	47,981
Goodwill	36,212	36,212
Other intangible assets	7,899	8,714
Finance lease right-of-use assets	879	985
Operating lease right-of-use assets	37,692	40,289
Deferred tax assets, net	12,532	16,381
Other assets	39,580	51,002
TOTAL ASSETS	$7,439,642	$7,011,238
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,323,492	$1,112,734
Interest-bearing deposits:
Checking	3,509,403	3,334,269
Savings	104,524	103,136
Money market accounts	1,226,506	1,078,024
Certificates of deposit - retail	397,338	483,998
Certificates of deposit - listing service	899	6,861
Subtotal deposits	6,562,162	6,119,022
Interest-bearing demand - brokered	—	10,000
Total deposits	6,562,162	6,129,022
Finance lease liabilities	1,227	1,348
Operating lease liabilities	41,139	43,569
Subordinated debt, net	98,981	133,561
Due to brokers	25,125	18,514
Accrued expenses and other liabilities	68,458	79,375
TOTAL LIABILITIES	6,797,092	6,405,389
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; liquidation preference of $1,000 per share)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,697,711 at September 30, 2025 and 21,535,856 at December 31, 2024; outstanding shares, 17,548,471 at September 30, 2025 and 17,586,616 at December 31, 2024)	18,088	17,953
Surplus	351,821	348,264
Treasury stock at cost (4,149,240 shares at September 30, 2025 and 3,949,240 shares at December 31, 2024)	(122,953)	(117,509)
Retained earnings	446,075	423,552
Accumulated other comprehensive loss, net of income tax	(50,481)	(66,411)
TOTAL SHAREHOLDERS’ EQUITY	642,550	605,849
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$7,439,642	$7,011,238

(A)
FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$82,080	$73,111	$237,084	$217,287
Interest on investments:
Taxable	7,504	6,107	24,087	16,411
Interest on loans held for sale	1	3	16	15
Interest on interest-earning deposits	2,960	3,982	7,354	7,922
Total interest income	92,545	83,203	268,541	241,635
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	37,378	38,042	108,098	106,453
Interest on certificates of deposit	3,657	5,540	12,022	15,762
Interest on borrowed funds	—	—	516	3,848
Interest on finance lease liability	13	15	40	75
Interest on subordinated debt	924	1,685	3,287	5,055
Subtotal - interest expense	41,972	45,282	123,963	131,193
Interest on interest-bearing demand - brokered	—	134	210	394
Interest on certificates of deposits - brokered	—	106	—	2,950
Total interest expense	41,972	45,522	124,173	134,537
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	50,573	37,681	144,368	107,098
Provision for credit losses	4,790	1,224	15,847	5,762
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,783	36,457	128,521	101,336
OTHER INCOME
Wealth management fee income	15,798	15,150	47,176	45,976
Service charges and fees	1,184	1,327	3,490	3,994
Bank owned life insurance	383	390	1,124	1,221
Gain on loans held for sale at fair value (mortgage banking)	6	15	96	105
(Loss)/gain on loans held for sale at lower of cost or fair value	(364)	—	(364)	23
Fee income related to loan level, back-to-back swaps	—	—	221	—
Gain on sale of SBA loans	203	365	1,026	1,214
Corporate advisory fee income	692	55	812	976
Other income	2,094	1,162	6,476	5,406
Securities gains	—	—	7	—
Fair value adjustment for CRA equity security	125	474	362	279
Total other income	20,121	18,938	60,426	59,194
OPERATING EXPENSES
Compensation and employee benefits	36,756	31,050	108,696	89,410
Premises and equipment	6,676	5,633	19,471	16,490
FDIC insurance expense	1,345	870	3,245	2,685
Other operating expense	7,520	7,096	22,218	19,231
Total operating expenses	52,297	44,649	153,630	127,816
INCOME BEFORE INCOME TAX EXPENSE	13,607	10,746	35,317	32,714
Income tax expense	3,976	3,159	10,150	8,966
NET INCOME	$9,631	$7,587	$25,167	$23,748

EARNINGS PER SHARE
Basic	$0.55	$0.43	$1.43	$1.34
Diluted	$0.54	$0.43	$1.42	$1.34
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,576,899	17,616,046	17,630,517	17,691,309
Diluted	17,686,979	17,700,042	17,763,871	17,746,560

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$9,631	$7,587	$25,167	$23,748
Comprehensive income:
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	7,689	23,974	27,633	16,637
Reclassification adjustment for amounts included in net income	—	—	(7)	—
	7,689	23,974	27,626	16,637

Tax effect	(2,052)	(6,400)	(8,048)	(4,442)
Net of tax	5,637	17,574	19,578	12,195

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	(742)	(5,600)	(4,928)	(2,953)
	(742)	(5,600)	(4,928)	(2,953)

Tax effect	205	1,548	1,280	816
Net of tax	(537)	(4,052)	(3,648)	(2,137)

Total other comprehensive income	5,100	13,522	15,930	10,058

Total comprehensive income	$14,731	$21,109	$41,097	$33,806

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2025 and September 30, 2024

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777
Net income	—	—	—	—	9,631	—	9,631
Other comprehensive income	—	—	—	—	—	5,100	5,100
Amortization of restricted stock units	—	—	1,233	—	—	—	1,233
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(877)	—	(877)
Share repurchase, (100,000) shares	—	—	—	(2,666)	—	—	(2,666)
Issuance of shares for Employee Stock Purchase Plan, 12,207 shares	—	10	342	—	—	—	352
Balance at September 30, 2025 17,548,471 common shares outstanding	$—	$18,088	$351,821	$(122,953)	$446,075	$(50,481)	$642,550

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2024 17,666,490 common shares outstanding	$—	$17,936	$345,164	$(114,917)	$408,481	$(68,342)	$588,322
Net income	—	—	—	—	7,587	—	7,587
Other comprehensive income	—	—	—	—	—	13,522	13,522
Amortization of restricted stock units	—	—	1,395	—	—	—	1,395
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(882)	—	(882)
Share repurchase, (100,000) shares	—	—	—	(2,592)	—	—	(2,592)
Issuance of shares for Employee Stock Purchase Plan, 11,257 shares	—	10	252	—	—	—	262
Balance at September 30, 2024 17,577,747 common shares outstanding	$—	$17,946	$346,811	$(117,509)	$415,186	$(54,820)	$607,614

Nine Months Ended September 30, 2025 and September 30, 2024

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	25,167	—	25,167
Other comprehensive income	—	—	—	—	—	15,930	15,930
Restricted stock units issued, 175,124 shares	—	147	(147)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (42,284) shares	—	(36)	(1,213)	—	—	—	(1,249)
Amortization of restricted stock units	—	—	4,079	—	—	—	4,079
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,644)	—	(2,644)
Share repurchase, (200,000) shares	—	—	—	(5,444)	—	—	(5,444)
Issuance of shares for Employee Stock Purchase Plan, 29,015 shares	—	24	838	—	—	—	862
Balance at September 30, 2025 17,548,471 common shares outstanding	$—	$18,088	$351,821	$(122,953)	$446,075	$(50,481)	$642,550

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2024 17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income	—	—	—	—	23,748	—	23,748
Other comprehensive income	—	—	—	—	—	10,058	10,058
Restricted stock units issued, 147,679 shares	—	123	(123)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares	—	(31)	(846)	—	—	—	(877)
Amortization of restricted stock units	—	—	4,533	—	—	—	4,533
Modification of restricted stock units distributed in cash	—	—	(4,336)	—	—	—	(4,336)
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,656)	—	(2,656)
Share repurchase, (300,000) shares	—	—	—	(7,189)	—	—	(7,189)
Issuance of shares for Employee Stock Purchase Plan, 27,016 shares	—	23	629	—	—	—	652
Balance at September 30, 2024 17,577,747 common shares outstanding	$—	$17,946	$346,811	$(117,509)	$415,186	$(54,820)	$607,614

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net income	$25,167	$23,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,988	2,692
Amortization of premium and accretion of discount on securities, net	(53)	226
Amortization of restricted stock	4,079	4,533
Amortization of intangible assets	816	816
Amortization of subordinated debt costs	420	215
Provision for credit losses	15,847	5,762
Deferred tax benefit	(2,919)	(11,133)
Stock-based compensation and employee stock purchase plan expense	151	131
Fair value adjustment for equity security	(362)	(279)
Gain on securities available for sale	(7)	—
Loans originated for sale (A)	(19,149)	(20,856)
Proceeds from sales of loans held for sale (A)	20,567	24,220
Gain on loans held for sale (A)	(1,122)	(1,319)
Loss/(gain) on loans held for sale at lower of cost or fair value	364	(23)
(Gain)/loss on disposal of fixed assets	(9)	76
Gain on death benefit	—	(236)
Increase in cash surrender value of life insurance, net	(400)	(174)
Increase in accrued interest receivable	(4,222)	(1,297)
Increase in other assets	(2,701)	(26,279)
Increase in accrued expenses and other liabilities	4,801	43,822
NET CASH PROVIDED BY OPERATING ACTIVITIES	44,256	44,645
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	517,203	496,781
Principal repayments, maturities and calls of securities held to maturity	4,162	4,531
Redemptions of FHLB and FRB stock	22,305	59,623
Proceeds from sales of securities available for sale	53,182	—
Purchase of securities available for sale	(514,674)	(612,400)
Purchase of FHLB and FRB stock	(21,319)	(41,038)
Proceeds from sales of loans held for sale at lower of cost or fair value	(364)	23
Net (increase)/decrease in loans, net of participations sold	(526,838)	113,541
Purchase of premises and equipment	(11,796)	(4,068)
Disposal of premises and equipment	37	143
Proceeds from death benefit	—	154
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(478,102)	17,290
FINANCING ACTIVITIES:
Net increase in deposits	433,140	661,272
Net decrease in short-term borrowings	—	(403,814)
Dividends paid on common stock	(2,644)	(2,656)
Restricted stock repurchased on vesting to pay taxes	(1,249)	(877)
Repayment of subordinated debt	(35,000)	—
Modification of restricted stock units distributed in cash	—	(4,336)
Issuance of shares for employee stock purchase plan	862	652
Shares repurchased	(5,444)	(7,189)
NET CASH PROVIDED BY FINANCING ACTIVITIES	389,665	243,052
Net (decrease)/increase in cash and cash equivalents	(44,181)	304,987
Cash and cash equivalents at beginning of period	391,367	187,671
Cash and cash equivalents at end of period	$347,186	$492,658
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$124,693	$124,717
Income tax, net	12,871	13,753
Right-of-use asset obtained in exchange for operating lease liabilities	931	32,483

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosure included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2025, and the results of operations, comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024. The cash flow statements are presented for the nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

The Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on a tiered fee schedule, based upon the market value of AUMs. Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $140.2 million and $139.4 million as of September 30, 2025 and December 31, 2024, respectively. SBA loans held for sale totaled $9.0 million and $9.3 million at September 30, 2025 and December 31, 2024, respectively. The servicing asset recorded was not material.

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

ACL in accordance with CECL methodology

With respect to pools of similar loans that are collectively evaluated, an appropriate level of general allowance is determined by portfolio segment using a non-linear discounted cash flow (“DCF”) model. The DCF model captures losses over the historical charge-off and prepayment cycle and applies those losses at a loan level over the remaining maturity of the loan. The model then calculates a historical loss rate using the average losses over the reporting period, which is then applied to each segment utilizing a standard reversion rate. This loss rate is then supplemented with adjustments for reasonable and supportable forecasts of relevant economic indicators, including, but not limited to unemployment rates and national consumer price and confidence indices. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the ACL are qualitative factors based on the risks present for each portfolio segment. These qualitative factors include: levels of and trends in delinquencies and impaired loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staffing and experience; industry conditions; and effects of changes in credit concentrations. It is also possible that these factors could include social, political, economic, and terrorist events or activities. All of these factors are susceptible to change, which may be significant. The ACL includes two forms of allocations, specific and general. These two components represent the total ACL deemed adequate to cover current expected credit losses in the loan portfolio.

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

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

Primary Residential Mortgages. The Bank originates one-to four-family residential mortgage loans in the Tri-State area (which is comprised of New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit secured by one-to four-family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of a company, if privately held. Commercial and industrial loans are typically repaid first by the cash flows generated by the borrower’s business operations. The primary risk characteristics are specific to the underlying business and its ability to generate sustainable profitability and resulting positive cash flows. Factors that may influence a business’ profitability include, but are not limited to, demand for its products or services, quality and depth of management, competition, regulatory changes, and general economic conditions. To mitigate the risk characteristics of commercial and industrial loans, these loans often include commercial real estate as collateral and the Bank will often require more frequent reporting requirements from the borrower in order to better monitor its business performance. The ability of the Bank to foreclose and realize sufficient value from the assets is often highly uncertain.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the statement of condition, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

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

There were no stock options granted during the three or nine months ended September 30, 2025.

As of September 30, 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2025 and 2024. Service-based units vest ratably over a three- or five-year period. There were 88,101 service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during the first nine months of 2025, all of which were granted in the first three months of 2025.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 66,252 performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan in the first nine months of 2025, all of which were granted in the first three months of 2025.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	135,477	$33.35
Granted during 2025	66,252	29.55
Vested during 2025	(65,515)	36.80
Forfeited during 2025	(2,278)	30.96
Balance, September 30, 2025	133,936	$30.37

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	247,905	$33.00
Granted during 2025	88,101	29.55
Vested during 2025	(109,609)	33.51
Forfeited during 2025	(11,623)	32.12
Balance, September 30, 2025	214,774	$31.37

As of September 30, 2025, there was $6.1 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. That cost is expected to be recognized over a weighted average period of 1.96 years. Stock compensation expense recorded for the third quarters of 2025 and 2024 totaled $2.4 million and $3.4 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2025 and 2024 totaled $8.2 million and $9.3 million, respectively.

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

The Company did not issue performance-based phantom units in the first nine months of 2025. The Company issued service-based phantom units in the first nine months of 2025. Service-based phantom units vest ratably over a three-year period. There were 196,077 service-based phantom units granted under the Phantom Plan during the first nine months of 2025.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the

Consolidated Statements of Income. All of the outstanding phantom units at September 30, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of September 30, 2025, there was $9.1 million of unrecognized compensation costs related to non-vested phantom units. That cost is expected to be recognized over a weighted average period of 2.03 years.

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

Each participant is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $56,000 in compensation and employee benefits expense for both the three months ended September 30, 2025 and 2024, respectively, related to the ESPP. Total shares issued under the ESPP during the third quarter ended September 30, 2025 and 2024 were 12,207 and 11,257, respectively.

For the nine months ended September 30, 2025 and 2024, the Company recorded $151,000 and $131,000 in compensation and employee benefits expense, respectively, related to the ESPP. Total shares issued under the ESPP during the first nine months ended September 30, 2025 and 2024 were 29,015 and 27,016, respectively.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
Net income available to common shareholders	$9,631	$7,587	$25,167	$23,748

Basic weighted average shares outstanding	17,576,899	17,616,046	17,630,517	17,691,309
Plus: common stock equivalents	110,080	83,996	133,354	55,251
Diluted weighted average shares outstanding	17,686,979	17,700,042	17,763,871	17,746,560
Net income per share
Basic	$0.55	$0.43	$1.43	$1.34
Diluted	0.54	0.43	1.42	1.34

For the three months ended September 30, 2025 and 2024, restricted stock units totaling 18,583 and 125,152, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2025 and 2024, restricted stock units totaling 18,583 and 277,141, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of September 30, 2025 and December 31, 2024 follows:

	September 30, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,828	$—	$(35,524)	$—	$209,304
Mortgage-backed securities–residential	547,769	3,325	(36,861)	—	514,233
SBA pool securities	20,185	—	(2,361)	—	17,824
Corporate bond	15,500	209	(492)	—	15,217
Total securities available for sale	$828,282	$3,534	$(75,238)	$—	$756,578
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,429)	$—	$38,571
Mortgage-backed securities–residential	57,414	2	(7,728)	—	49,688
Total securities held to maturity	$97,414	$2	$(9,157)	$—	$88,259

	December 31, 2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,813	$—	$(47,899)	$—	$196,914
Mortgage-backed securities–residential	595,789	1,086	(48,263)	—	548,612
SBA pool securities	27,772	—	(3,290)	—	24,482
Corporate bond	15,500	105	(1,069)	—	14,536
Total securities available for sale	$883,874	$1,191	$(100,521)	$—	$784,544
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,666)	$—	$37,334
Mortgage-backed securities–residential	61,635	—	(10,319)	—	51,316
Total securities held to maturity	$101,635	$—	$(12,985)	$—	$88,650

The following table presents a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the nine months ended September 30, 2025. There were no sales of securities for the three months ended September 30, 2025 and the three and nine months ended September 30, 2024.

Nine Months Ended
(In thousands)	Sept 30, 2025
Proceeds from sales	$53,182
Gross gains	7
Net tax expense	(2)

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2025 and December 31, 2024.

	September 30, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$209,304	$(35,524)	$209,304	$(35,524)
Mortgage-backed securities residential	4,673	(15)	209,112	(36,846)	213,785	(36,861)
SBA pool securities	308	(2)	17,516	(2,359)	17,824	(2,361)
Corporate bond	—	—	9,508	(492)	9,508	(492)
Total securities available for sale	$4,981	$(17)	$445,440	$(75,221)	$450,421	$(75,238)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$38,571	$(1,429)	$38,571	$(1,429)
Mortgage-backed securities residential	—	—	47,948	(7,728)	47,948	(7,728)
Total securities held to maturity	$—	$—	$86,519	$(9,157)	$86,519	$(9,157)
Total securities	$4,981	$(17)	$531,959	$(84,378)	$536,940	$(84,395)

	December 31, 2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$196,914	$(47,899)	$196,914	$(47,899)
Mortgage-backed securities residential	171,531	(2,063)	216,735	(46,200)	388,266	(48,263)
SBA pool securities	4,861	(11)	19,621	(3,279)	24,482	(3,290)
Corporate bond	—	—	8,931	(1,069)	8,931	(1,069)
Total securities available for sale	$176,392	$(2,074)	$442,201	$(98,447)	$618,593	$(100,521)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$37,334	$(2,666)	$37,334	$(2,666)
Mortgage-backed securities residential	—	—	51,316	(10,319)	51,316	(10,319)
Total securities held to maturity	$—	$—	$88,650	$(12,985)	$88,650	$(12,985)
Total securities	$176,392	$(2,074)	$530,851	$(111,432)	$707,243	$(113,506)

Available for sale and held to maturity securities with a carrying value of $565.9 million and $95.4 million as of September 30, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at September 30, 2025. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three or nine months ended September 30, 2025 or 2024, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.4 million at September 30, 2025. This investment is classified as an equity security on our Consolidated Statements of Condition. This security had a gain of $125,000 and $362,000 for the three and nine months ended September 30, 2025, respectively. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2025 and December 31, 2024, consisted of the following:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Residential mortgage	$649,523	10.79%	$614,840	11.15%
Multifamily mortgage	1,796,533	29.85	1,799,754	32.65
Commercial mortgage	689,166	11.45	588,104	10.67
Commercial loans (including equipment financing)	2,654,363	44.10	2,389,105	43.34
Home equity lines of credit	57,166	0.95	42,327	0.77
Consumer loans, including fixed rate home equity loans	171,811	2.85	77,785	1.41
Other loans	405	0.01	411	0.01
Total loans	$6,018,967	100.00%	$5,512,326	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of September 30, 2025 and December 31, 2024 are based on the CECL methodology:

		% of		% of
	September 30,	Totals	December 31,	Total
(Dollars in thousands)	2025	Loans	2024	Loans
Primary residential mortgage	$633,980	10.54%	$609,038	11.05%
Junior lien loan on residence	59,591	0.99	45,307	0.82
Multifamily property	1,796,533	29.86	1,799,754	32.66
Owner-occupied commercial real estate	277,652	4.61	275,089	4.99
Investment commercial real estate	1,035,737	17.21	978,436	17.75
Commercial and industrial	1,748,015	29.05	1,489,466	27.03
Lease financing	265,696	4.42	222,497	4.04
Construction	25,322	0.42	11,204	0.20
Consumer and other	174,294	2.90	80,165	1.46
Total loans	6,016,820	100.00%	5,510,956	100.00%
Net deferred costs	2,147		1,370
Total loans including net deferred costs	$6,018,967		$5,512,326

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of September 30, 2025 and December 31, 2024:

		September 30, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,916	$3,916	$—
Junior lien loan on residence	108	108	—
Multifamily property	14,767	43,997	—
Investment commercial real estate	9,660	11,589	—
Commercial and industrial	18,287	23,582	—
Lease financing	149	950	—
Total	$46,887	$84,142	$—

		December 31, 2024
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,168	$3,168	$—
Junior lien loan on residence	92	92	—
Multifamily property	15,294	53,105	—
Investment commercial real estate	9,754	11,684	—
Commercial and industrial	5,394	30,881	—
Lease financing	434	1,234	—
Consumer and other	4	4	—
Total	$34,140	$100,168	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2025 and December 31, 2024 by class of loans, excluding nonaccrual loans:

	September 30, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,399	$251	$—	$1,650
Junior lien loan on residence	—	5	—	5
Multifamily property	4,234	11,913	—	16,147
Commercial and industrial	9,632	1,383	—	11,015
Total	$15,265	$13,552	$—	$28,817

	December 31, 2024
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,143	$199	$—	$1,342
Junior lien on residence	—	23	—	23
Commercial and industrial	1,696	1,809	—	3,505
Total	$2,839	$2,031	$—	$4,870

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of September 30, 2025 and December 31, 2024 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of September 30, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$71,960	$71,985	$85,104	$102,633	$67,240	$224,863	$—	$5,613	$629,398
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,353	746	—	2,483	—	—	4,582
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	71,960	71,985	86,457	103,379	67,240	227,346	—	5,613	633,980
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	653	1,003	63	707	50,933	6,124	59,483
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	107	1	108
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	653	1,003	63	707	51,040	6,125	59,591
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	127,994	23,585	51,160	407,054	586,413	471,697	735	44,666	1,713,304
Special mention	—	—	—	—	11,912	4,510	—	—	16,422
Substandard	—	—	—	11,959	12,009	42,839	—	—	66,807
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	127,994	23,585	51,160	419,013	610,334	519,046	735	44,666	1,796,533
Current period gross charge-offs	—	—	—	6,725	—	—	—	—	6,725

Owner-occupied commercial real estate:
Pass	42,243	32,084	4,089	21,168	43,314	106,134	16,760	10,048	275,840
Special mention	—	—	—	—	—	—	498	—	498
Substandard	—	—	—	—	—	1,314	—	—	1,314
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	42,243	32,084	4,089	21,168	43,314	107,448	17,258	10,048	277,652
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	142,110	43,011	103,095	130,895	91,552	423,985	21,824	42,174	998,646
Special mention	—	—	—	22,176	—	3,326	—	—	25,502
Substandard	—	—	—	9,659	—	1,930	—	—	11,589
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	142,110	43,011	103,095	162,730	91,552	429,241	21,824	42,174	1,035,737
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	377,985	334,861	95,142	116,512	97,609	14,269	625,715	22,178	1,684,271
Special mention	—	—	1,215	—	7,865	651	—	4,381	14,112
Substandard	—	10,253	814	—	373	6,352	19,444	12,396	49,632
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	377,985	345,114	97,171	116,512	105,847	21,272	645,159	38,955	1,748,015
Current period gross charge-offs	—	—	2,517	11,086	—	45	—	—	13,648

Lease financing:
Pass	92,188	40,871	38,711	31,865	40,376	20,735	—	—	264,746
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	801	—	—	149	—	—	950
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	92,188	40,871	39,512	31,865	40,376	20,884	—	—	265,696

	Grade as of September 30, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	5,500	—	—	—	—	—	19,822	—	25,322
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	5,500	—	—	—	—	—	19,822	—	25,322
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	118,818	5,979	—	—	163	2,992	39,551	6,791	174,294
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	118,818	5,979	—	—	163	2,992	39,551	6,791	174,294
Current period gross charge-offs	—	—	—	—	—	4	—	30	34

Total:
Pass	978,798	552,376	377,954	811,130	926,730	1,265,382	775,340	137,594	5,825,304
Special mention	—	—	1,215	22,176	19,777	8,487	498	4,381	56,534
Substandard	—	10,253	2,968	22,364	12,382	55,067	19,551	12,397	134,982
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$978,798	$562,629	$382,137	$855,670	$958,889	$1,328,936	$795,389	$154,372	$6,016,820
Total Current Period Gross Charge-offs	$—	$—	$2,517	$17,811	$—	$49	$—	$30	$20,407

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,532	$90,214	$109,903	$73,777	$53,434	$198,266	$405	$5,663	$605,194
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,075	93	—	442	2,234	—	—	3,844
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,532	91,289	109,996	73,777	53,876	200,500	405	5,663	609,038
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	1,357	2,468	1,874	419	55	2,409	30,792	5,841	45,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	91	1	92
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,357	2,468	1,874	419	55	2,409	30,883	5,842	45,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	29,275	51,583	456,162	602,288	117,288	414,192	1,950	43,488	1,716,226
Special mention	—	—	—	11,961	—	7,719	—	—	19,680
Substandard	—	—	13,366	7,195	—	43,287	—	—	63,848
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	29,275	51,583	469,528	621,444	117,288	465,198	1,950	43,488	1,799,754
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	32,693	7,662	24,802	43,469	18,970	126,666	14,647	3,707	272,616
Special mention	—	—	—	1,148	—	—	—	—	1,148
Substandard	—	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	32,693	7,662	24,802	44,617	18,970	127,991	14,647	3,707	275,089
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	39,906	123,864	169,645	136,994	55,551	371,046	18,473	38,620	954,099
Special mention	—	—	—	—	—	12,653	—	—	12,653
Substandard	—	—	9,754	—	—	1,930	—	—	11,684
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	39,906	123,864	179,399	136,994	55,551	385,629	18,473	38,620	978,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	425,315	127,304	133,067	132,237	10,760	33,985	537,844	12,554	1,413,066
Special mention	—	210	—	12,205	—	187	—	435	13,037
Substandard	10,307	4,352	19,252	52	2,040	4,417	12,484	10,448	63,352
Doubtful	—	—	—	—	—	—	—	11	11
Total commercial and industrial	435,622	131,866	152,319	144,494	12,800	38,589	550,328	23,448	1,489,466
Current period gross charge-offs	93	—	—	—	241	—	—	11	345

Lease financing:
Pass	46,585	43,887	38,297	47,659	23,711	21,124	—	—	221,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	800	—	—	—	434	—	—	1,234
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	46,585	44,687	38,297	47,659	23,711	21,558	—	—	222,497

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	—	—	—	—	—	11,204	—	11,204
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	11,204	—	11,204
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	31,687	100	4,943	3,265	120	4,009	33,194	2,843	80,161
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	31,687	100	4,943	3,265	120	4,009	33,198	2,843	80,165
Current period gross charge-offs	—	—	—	—	—	3	—	36	39

Total:
Pass	680,350	447,082	938,693	1,040,108	279,889	1,171,697	648,509	112,716	5,319,044
Special mention	—	210	—	25,314	—	20,559	—	435	46,518
Substandard	10,307	6,227	42,465	7,247	2,482	53,627	12,579	10,449	145,383
Doubtful	—	—	—	—	—	—	—	11	11
Total Loans	$690,657	$453,519	$981,158	$1,072,669	$282,371	$1,245,883	$661,088	$123,611	$5,510,956
Total Current Period Gross Charge-offs	$93	$43	$—	$2,088	$241	$3,294	$—	$47	$5,806

At September 30, 2025, $84.1 million of substandard loans were individually evaluated, compared to $99.8 million at December 31, 2024. The decrease in individually evaluated substandard loans was driven by the resolution of an equipment financing relationship with a loan balance of $20.1 million and three multifamily loans with balances totaling $11.8 million during the third quarter of 2025. The increase in special mention loans was primarily due to increases of $12.8 million in investment commercial real estate during the first nine months of 2025.

Loan Modifications:

The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of September 30, 2025. The Company has not committed to lend additional amounts as of September 30, 2025 to customers with outstanding loans that are classified as modified loans.

There were loan modifications made during the first nine months of 2025, which included 20 multifamily loans, three primary residential mortgages, and commercial and industrial loans to 13 different borrowers of $100.2 million, $691,000 and $10.9 million, respectively.

The following tables provide information related to the modifications completed during the three months ended September 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended September 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$405	0.06%
Total	$405	0.06%

The following tables provide information related to the modifications completed during the nine months ended September 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Nine Months Ended September 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$691	0.11%
Multifamily property	46,749	2.60%
Commercial and industrial	10,443	0.60%
Total	$57,883	3.31%

	Combination Int Rate Reduction
	and Significant Payment Delay
	Nine Months Ended September 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$50,561	2.81%
Commercial and industrial	79	0.00%
Total	$50,640	2.81%

	Combination Significant Payment
	Delay and Term Extension
	Nine Months Ended September 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$416	0.02%
Total	$416	0.02%

	Combination Interest Rate Reduction
	Significant Payment Delay & Term Extension
	Nine Months Ended September 30, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$2,882	0.16%
Total	$2,882	0.16%

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

The following table provides information related to the modifications during the nine months ended September 30, 2024 by pool segment and type of concession granted:

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

	Significant Pay Delay
	and Term Extension
	Nine Months Ended September 30, 2024
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$10,521	0.81%
Total	$10,521	0.81%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of September 30, 2025:

	Payment Status at September 30, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$405	$286	$—
Multifamily property	91,889	8,303	—
Investment commercial real estate	17,679	—	—
Commercial and industrial	1,798	1,383	17,352
Total	$111,771	$9,972	$17,352

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of September 30, 2024:

	Payment Status at September 30, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$542	$118	$—
Investment commercial real estate	17,326	—	—
Commercial and industrial	34,470	2,799	248
Total	$52,338	$2,917	$248

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Nine Months Ended September 30, 2025
				Interest Rate
		Interest Rate	Significant	Reduction &
		Reduction &	Pay Delay	Pay Delay
	Significant	Significant	and Term	and Term
(Dollars in thousands)	Pay Delay	Pay Delay	Extension	Extension
Primary residential mortgage	$286	$—	$—	$—
Multifamily property	29,599	16,477	—	2,882
Commercial and industrial	9,434	—	6,742	—
Total	$39,319	$16,477	$6,742	$2,882

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Nine Months Ended September 30, 2024
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Commercial and industrial	$118	$—
Total	$118	$—

4. ALLOWANCE FOR CREDIT LOSSES

The ACL on loans held for investment is the combination of the allowance for credit losses on loans and the reserve for unfunded loan commitments. The ACL is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss for unfunded commitments incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable economic forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $30.9 million at September 30, 2025 and $26.2 million at December 31, 2024.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of September 30, 2025 and December 31, 2024. The allowance was based on the CECL methodology.

	September 30, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$3,916	$—	$630,064	$5,318	$633,980	$5,318
Junior lien loan on residence	108	—	59,483	233	59,591	233
Multifamily property	43,997	8,822	1,752,536	8,789	1,796,533	17,611
Owner-occupied commercial real estate	—	—	277,652	3,383	277,652	3,383
Investment commercial real estate	11,589	995	1,024,148	11,787	1,035,737	12,782
Commercial and industrial	23,582	1,525	1,724,433	21,722	1,748,015	23,247
Lease financing	950	121	264,746	2,750	265,696	2,871
Construction	—	—	25,322	320	25,322	320
Consumer and other loans	—	—	174,294	2,877	174,294	2,877
Total ACL	$84,142	$11,463	$5,932,678	$57,179	$6,016,820	$68,642

	December 31, 2024
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,779	$—	$606,259	$4,398	$609,038	$4,398
Junior lien loan on residence	92	—	45,215	180	45,307	180
Multifamily property	53,105	5,149	1,746,649	12,504	1,799,754	17,653
Owner-occupied commercial real estate	—	—	275,089	3,208	275,089	3,208
Investment commercial real estate	11,684	735	966,752	10,950	978,436	11,685
Commercial and industrial	30,881	6,678	1,458,585	26,397	1,489,466	33,075
Lease financing	1,234	121	221,263	1,367	222,497	1,488
Construction	—	—	11,204	121	11,204	121
Consumer and other loans	—	—	80,165	1,184	80,165	1,184
Total ACL	$99,775	$12,683	$5,411,181	$60,309	$5,510,956	$72,992

Individually evaluated loans included nonaccrual loans of $84.1 million at September 30, 2025 and $99.8 million at December 31, 2024. Individually evaluated loans did not include any performing modified loans at September 30, 2025. An allowance of $333,000 was allocated to modified loans at September 30, 2025.

The allowance for credit losses was $68.6 million as of September 30, 2025, compared to $73.0 million at December 31, 2024. The decrease in the ACL was primarily driven by charge-offs of $20.4 million during the nine months ended September 30, 2025. Charge-offs of $13.6 million were related to three equipment financing relationships and charge-offs of $6.7 million were associated with three multifamily loans that were liquidated during the nine months ended September 30, 2025. Each of the charge-offs in the current period were tied to specific provisions that were recorded in previous periods. The decrease was partially offset by a provision for credit losses of $15.8 million driven by an increase in specific reserves totaling $4.3 million related to two multifamily loans and loan growth of $506.3 million during the nine months ended September 30, 2025. The ACL as a percentage of loans was 1.14 percent at September 30, 2025, compared to 1.32 percent at December 31, 2024. The decrease in the ratio for the nine months ended September 30, 2025 was primarily due to a decrease the ACL combined with growth in the loan portfolio. Additionally, the Company completed our annual model recalibration of the ACL model that reflected lower historical loss rates resulting in lower required general ACL coverage during the quarter ended September 30, 2025.

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

The following tables present collateral dependent loans individually evaluated by segment as of September 30, 2025 and December 31, 2024:

	September 30, 2025
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$4,127	$3,916	$—	$3,056
Junior lien loan on residence (A)	118	108	—	109
Multifamily property (B)	19,169	14,767	—	26,164
Investment commercial real estate (C)	12,500	9,660	—	9,698
Commercial and industrial (A)(C)(D)	18,381	18,287	—	27,551
Lease financing (E)	251	149	—	272
Total loans with no related allowance	$54,546	$46,887	$—	$66,850
With related allowance recorded:
Multifamily property (B)	$29,378	$29,230	$8,822	$26,618
Investment commercial real estate (C)	1,930	1,929	995	1,930
Commercial and industrial (A)(C)(D)(E)	6,312	5,295	1,525	4,430
Lease financing (E)	849	801	121	801
Total loans with related allowance	$38,469	$37,255	$11,463	$33,779
Total loans individually evaluated	$93,015	$84,142	$11,463	$100,629

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2025 and 2024 was not material. The Company did not recognize any income on non-accruing loans for the three and nine months ended September 30, 2025 and 2024.

The activity in the allowance for credit losses for the three months ended September 30, 2025 and September 30, 2024 is summarized below:

	July 1,				September 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,828	$—	$—	$490	$5,318
Junior lien loan on residence	209	—	—	24	233
Multifamily property	18,526	(6,725)	—	5,810	17,611
Owner-occupied commercial real estate	3,254	—	—	129	3,383
Investment commercial real estate	12,526	—	—	256	12,782
Commercial and industrial	37,545	(11,299)	24	(3,023)	23,247
Lease financing	2,204	—	—	667	2,871
Construction	190	—	—	130	320
Consumer and other loans	2,488	(3)	4	388	2,877
Total ACL	$81,770	$(18,027)	$28	$4,871	$68,642

(A) Provision to roll forward the ACL excludes a credit of $81,000 for off-balance sheet commitments.

	July 1,				September 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,191	$(43)	$—	$263	$4,411
Junior lien loan on residence	187	—	—	13	200
Multifamily property	12,601		—	180	12,781
Owner-occupied commercial real estate	4,712	—	—	197	4,909
Investment commercial real estate	14,452	—	—	(296)	14,156
Commercial and industrial	28,568	—	2,115	626	31,309
Lease financing	1,690	—	4	27	1,721
Construction	655	—	—	115	770
Consumer and other loans	928	(4)	—	102	1,026
Total ACL	$67,984	$(47)	$2,119	$1,227	$71,283

(A) Provision to roll forward the ACL excludes a credit of $3,000 for off-balance sheet commitments.

The activity in the allowance for the nine months ended September 30, 2025 and September 30, 2024 is summarized below:

	January 1,				September 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$920	$5,318
Junior lien loan on residence	180	—	—	53	233
Multifamily property	17,653	(6,725)	—	6,683	17,611
Owner-occupied commercial real estate	3,208	—	—	175	3,383
Investment commercial real estate	11,685	—	—	1,097	12,782
Commercial and industrial	33,075	(13,648)	72	3,748	23,247
Lease financing	1,488	—	—	1,383	2,871
Construction	121	—	—	199	320
Consumer and other loans	1,184	(34)	43	1,684	2,877
Total ACL	$72,992	$(20,407)	$115	$15,942	$68,642

(A) Provision to roll forward the ACL excludes a credit of $95,000 for off-balance sheet commitments.

	January 1,				September 30,
	2024				2024
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$3,931	$(43)	$—	$523	$4,411
Junior lien loan on residence	177	—	—	23	200
Multifamily property	8,782	(5,379)	—	9,378	12,781
Owner-occupied commercial real estate	4,840	—	—	69	4,909
Investment commercial real estate	15,403	—	—	(1,247)	14,156
Commercial and industrial	29,707	(241)	2,120	(277)	31,309
Lease financing	1,663	—	3,214	(3,156)	1,721
Construction	516	—	—	254	770
Consumer and other loans	869	(21)	2	176	1,026
Total ACL	$65,888	$(5,684)	$5,336	$5,743	$71,283

(A) Provision to roll forward the ACL excludes a provision of $19,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the nine months ended September 30, 2025 and 2024:

	January 1,
	2025		September 30,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(95)	$596
Total ACL	$691	$(95)	$596

	January 1,
	2024		September 30,
	Beginning	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$19	$706
Total ACL	$687	$19	$706

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $113.1 million and $137.3 million at September 30, 2025 and December 31, 2024, respectively. The Company had no brokered certificates of deposit at either September 30, 2025 or at December 31, 2024.

The following table sets forth the details of total deposits as of September 30, 2025 and December 31, 2024:

	September 30,		December 31,
	2025		2024
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,323,492	20.17%	$1,112,734	18.16%
Interest-bearing checking (A)	3,509,403	53.48	3,334,269	54.40
Savings	104,524	1.59	103,136	1.68
Money market (B)	1,226,506	18.69	1,078,024	17.59
Certificates of deposit - retail	397,338	6.06	483,998	7.90
Certificates of deposit - listing service	899	0.01	6,861	0.11
Subtotal deposits	6,562,162	100.00	6,119,022	99.84
Interest-bearing demand - Brokered	—	—	10,000	0.16
Total deposits	$6,562,162	100.00%	$6,129,022	100.00%

(A)
Interest-bearing checking included $1.88 billion at September 30, 2025 and $1.57 billion at December 31, 2024 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.
(B)
Money market included $221.9 million at September 30, 2025 and $85.3 million at December 31, 2024 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2025, are as follows:

(In thousands)
2025	$136,210
2026	253,847
2027	6,192
2028	540
2029	1,112
2030 and later	336
Total	$398,237

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

The Company had no overnight borrowings with the FHLB at either September 30, 2025 or at December 31, 2024. At September 30, 2025, unused short-term overnight borrowing capacity totaled $1.8 billion from the FHLB, $15.0 million from correspondent banks and $2.4 billion at the Federal Reserve Bank of New York. The Company maintains a blanket lien on eligible mortgage loans and securities to secure outstanding and potential future borrowings from both the FHLB and the Federal Reserve Bank of New York.

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

Wealth Management

The Wealth Management Division, which includes the operations of PGB Trust & Investments of Delaware, consists of: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and other financial planning, tax preparation and advisory services.

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$50,021	$552	$50,573
Noninterest income	4,188	15,933	20,121
Total income	54,209	16,485	70,694

Provision for credit losses	4,790	—	4,790
Compensation and benefits	31,405	5,351	36,756
Premises and equipment expense	4,985	624	5,609
Depreciation expense	956	111	1,067
FDIC expense	1,345	—	1,345
Other operating expense	5,378	2,142	7,520
Total operating expense	48,859	8,228	57,087
Income before income tax expense	5,350	8,257	13,607
Income tax expense	1,564	2,412	3,976
Net income	$3,786	$5,845	$9,631

	Three Months Ended September 30, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$37,077	$604	$37,681
Noninterest income	3,604	15,334	18,938
Total income	40,681	15,938	56,619

Provision for credit losses	1,224	—	1,224
Compensation and employee benefits	23,988	7,062	31,050
Premises and equipment expense	4,083	713	4,796
Depreciation expense	711	126	837
FDIC insurance expense	870	—	870
Other operating expense	5,013	2,083	7,096
Total operating expense	35,889	9,984	45,873
Income before income tax expense	4,792	5,954	10,746
Income tax expense	1,404	1,755	3,159
Net income	$3,388	$4,199	$7,587

	Nine Months Ended September 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$142,645	$1,723	$144,368
Noninterest income	12,805	47,621	60,426
Total income	155,450	49,344	204,794

Provision for credit losses	15,847	—	15,847
Compensation and employee benefits	89,120	19,576	108,696
Premises and equipment expense	14,480	2,003	16,483
Depreciation expense	2,633	355	2,988
FDIC insurance expense	3,245	—	3,245
Other operating expense	15,764	6,454	22,218
Total operating expense	141,089	28,388	169,477
Income before income tax expense	14,361	20,956	35,317
Income tax expense	4,127	6,023	10,150
Net income	$10,234	$14,933	$25,167

Total assets at period end	$7,313,724	$125,918	$7,439,642

	Nine Months Ended September 30, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$105,299	$1,799	$107,098
Noninterest income	12,616	46,578	59,194
Total income	117,915	48,377	166,292

Provision for credit losses	5,762	—	5,762
Compensation and employee benefits	67,585	21,825	89,410
Premises and equipment expense	11,928	1,870	13,798
Depreciation expense	2,286	406	2,692
FDIC insurance expense	2,685	—	2,685
Other operating expense	13,231	6,000	19,231
Total operating expense	103,477	30,101	133,578
Income before income tax expense	14,438	18,276	32,714
Income tax expense	3,958	5,008	8,966
Net income	$10,480	$13,268	$23,748

Total assets at period end	$6,663,410	$130,382	$6,793,792

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third-party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2025.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$209,304	$—	$209,304	$—
Mortgage-backed securities-residential	514,233	—	514,233	—
SBA pool securities	17,824	—	17,824	—
Corporate bond	15,217	—	15,217	—
CRA investment fund	13,403	13,403	—	—
Derivatives:
Cash flow hedges	2,894	—	2,894	—
Loan level swaps	9,776	—	9,776	—
Total	$782,651	$13,403	$769,248	$—

Liabilities:
Derivatives:
Cash flow hedges	7	—	7	—
Loan level swaps	9,776	—	9,776	—
Total	$9,783	$—	$9,783	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2025 and December 31, 2024.

There were no loans held for sale at fair value at September 30, 2025 and December 31, 2024.

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$20,408	$—	$—	$20,408
Investment commercial real estate	934	—	—	934
Commercial and industrial	3,770	—	—	3,770
Lease financing	680	—	—	680

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$32,661	$—	$—	$32,661
Investment commercial real estate	1,195	—	—	1,195
Commercial and industrial	21,465	—	—	21,465
Lease financing	679	—	—	679

The carrying amounts and estimated fair values of financial instruments at September 30, 2025 are as follows:

		Fair Value Measurements at September 30, 2025 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$347,186	$347,186	$—	$—	$347,186
Securities available for sale	756,578	—	756,578	—	756,578
Securities held to maturity	97,414	—	88,259	—	88,259
CRA investment fund	13,403	13,403	—	—	13,403
FHLB and FRB stock	11,387	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	8,298	—	8,975	—	8,975
Loans, net of allowance for credit losses	5,950,325	—	—	5,923,482	5,923,482
Accrued interest receivable	34,120	—	3,247	30,873	34,120
Accrued interest receivable loan level swaps (A)	668	—	668	—	668
Cash flow hedges	2,894	—	2,894	—	2,894
Loan level swaps	9,108	—	9,108	—	9,108
Financial liabilities
Deposits	$6,562,162	$6,163,925	$395,641	$—	$6,559,566
Subordinated debt	98,981	—	—	97,045	97,045
Accrued interest payable	7,672	6,050	728	894	7,672
Accrued interest payable loan level swaps (B)	668	—	668	—	668
Cash flow hedges	7	—	7	—	7
Loan level swap	9,108	—	9,108	—	9,108
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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2025	2024
Service charges on deposits
Overdraft fees	$103	$123
Interchange income	252	256
Other	829	948
Wealth management fees (A)	15,798	15,150
Loss on sale of property	(3)	—
Corporate advisory fee income	692	55
Other (B)	2,450	2,406
Total noninterest other income	$20,121	$18,938

	For the Nine Months Ended September 30,
(In thousands)	2025	2024
Service charges on deposits
Overdraft fees	$318	$345
Interchange income	752	761
Other	2,420	2,888
Wealth management fees (A)	47,176	45,976
Loss on sale of property	(9)	(4)
Gain on lease termination	875	—
Corporate advisory fee income	812	976
Other (B)	8,082	8,252
Total noninterest other income	$60,426	$59,194

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following tables present the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2025			2024
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$103	$—	$103	$123	$—	$123
Interchange income	252	—	252	256	—	256
Other	829	—	829	948	—	948
Wealth management fees (A)	—	15,798	15,798	—	15,150	15,150
Loss on sale of property	(3)	—	(3)	—	—	—
Corporate advisory fee income	692	—	692	55	—	55
Other (B)	2,315	135	2,450	2,222	184	2,406
Total noninterest income	$4,188	$15,933	$20,121	$3,604	$15,334	$18,938

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2025			2024
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$318	$—	$318	$345	$—	$345
Interchange income	752	—	752	761	—	761
Other	2,420	—	2,420	2,888	—	2,888
Wealth management fees (A)	—	47,176	47,176	—	45,976	45,976
Loss on sale of property	(9)	—	(9)	(4)	—	(4)
Gain on lease termination	875	—	875	—	—	—
Corporate advisory fee income	812	—	812	976	—	976
Other (B)	7,637	445	8,082	7,650	602	8,252
Total noninterest income	$12,805	$47,621	$60,426	$12,616	$46,578	$59,194

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the third quarter of 2025 by $17,000 and by $6,000 for the same quarter in 2024. Cardholder rewards reduced interchange income for the nine months ended September 30, 2025 by $41,000 and by $12,000 for the same period in 2024.

Wealth management fees (gross): The Company earns wealth management fees from its contracts with wealth management clients to manage assets for investment. These fees are charged on a monthly or quarterly basis in accordance with its investment advisory agreements. Fees are generally assessed based on a tiered scale, based on the market value of AUM at month or quarter end. Other non-AUM based fees are charged on a fixed basis or as services are rendered.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. There was a $3,000 and $9,000 loss recorded by the Company on the sale of property for the three and nine months ended September 30, 2025. There was a $4,000 loss on sale of property for nine months ended September 30, 2024. No gains of losses were recorded on the sale of property for the three months ended September 30, 2024.

Gain on lease termination: In June 2025, the Company terminated its lease agreement for its Piscataway branch location that was no longer in use. The lease termination was finalized through a negotiated buyout payment of $275,000. At the time of termination, the Company had an accrued lease liability of $1.1 million related to the remaining lease obligation. As a result of the termination, the Company recognized a gain of $875,000, which is included in other income in the Consolidated Statement of Income. The gain reflects the difference between the accrued lease liability and the buyout payment.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2025	2024	2025	2024
Professional and legal fees	$1,972	$2,014	$4,807	$5,069
Trust department expense	1,111	1,064	3,246	2,938
Telephone	391	390	1,175	1,182
Loan expense	464	582	1,798	1,014
Amortization of intangible assets	273	272	816	816
Advertising	651	340	1,724	1,308
Other operating expenses	2,658	2,434	8,652	6,904
Total other operating expenses	$7,520	$7,096	$22,218	$19,231

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2025 and 2024:

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2025	Reclassifications	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(58,207)	$5,637	$5,637	$(52,570)

Gain/(loss) on cash flow hedges	2,626	(537)	(537)	2,089

Accumulated other comprehensive gain/(loss), net of tax	$(55,581)	$5,100	$5,100	$(50,481)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(75,188)	$17,574	$17,574	$(57,614)

Gain/(loss) on cash flow hedges	6,846	(4,052)	(4,052)	2,794

Accumulated other comprehensive gain/(loss), net of tax	$(68,342)	$13,522	$13,522	$(54,820)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2025 and 2024:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$19,583	$(5)	$19,578	$(52,570)

Gain/(loss) on cash flow hedges	5,737	(3,648)	—	(3,648)	2,089

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$15,935	$(5)	$15,930	$(50,481)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Nine Months
	Balance at	Income/(Loss)	Ended	Balance at
	January 1,	Before	September 30,	September 30,
(In thousands)	2024	Reclassifications	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$12,195	$12,195	$(57,614)

Gain/(loss) on cash flow hedges	4,931	(2,137)	(2,137)	2,794

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$10,058	$10,058	$(54,820)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $305.0 million as of September 30, 2025 and $360.0 million as of December 31, 2024 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2025, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2025 and December 31, 2024:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amount	$305,000	$360,000
Weighted average pay rate	2.17%	2.35%
Weighted average receive rate	3.39%	3.83%
Weighted average maturity	1.64 years	2.08 years
Unrealized gain/(loss), net	$2,887	$7,815

Number of contracts	12	14

	September 30, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$2,887
Total included in other assets	$280,000	2,894
Total included in other liabilities	25,000	7

	December 31, 2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$7,815
Total included in other assets	360,000	7,815
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months and nine months ended September 30, 2025 and 2024:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(742)	$(5,600)	$(4,928)	$(2,953)

Net interest income recorded on these swap transactions totaled $943,000 and $3.0 million for the three months and nine months ended September 30, 2025, respectively. Net interest income recorded on these swap transactions totaled $1.5 million and $4.5 million for the three and nine months ended September 30, 2024, respectively. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $668,000 and $849,000 at September 30, 2025 and December 31, 2024, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Notional amount	$417,089	$430,785
Fair value	$(9,108)	$(21,426)
Weighted average pay rates	4.05%	3.95%
Weighted average receive rates	5.98%	6.25%
Weighted average maturity	3.01 years	3.65 years

Number of contracts	51	55

13. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes were non-callable for five years, had a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent until December 15, 2022. After December 16, 2022, the interest rate reset quarterly to a level equal to the then current three-month Secured Overnight Financing Rate (“SOFR”) rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). The Company fully redeemed these notes plus $627,000 in unpaid interest on March 15, 2025. The remaining net issuance costs of $259,000 were written-off during the quarter ended March 31, 2025.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2025, the Company's operating lease ROU asset and operating lease liability totaled $37.7 million and $41.1 million, respectively. As of

December 31, 2024, the Company's operating lease ROU asset and operating lease liability totaled $40.3 million and $43.6 million, respectively. Weighted average discount rates of 4.43 percent and 4.40 percent were used in the measurement of the ROU asset and lease liability at September 30, 2025 and December 31, 2024, respectively.

The Company's leases have remaining lease terms between one month to 11 years, with a weighted average lease term of 8.62 years at September 30, 2025. The Company's leases had remaining lease terms between four months to 12 years, with a weighted average lease term of 9.28 years at December 31, 2024. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.6 million and $1.7 million for the three months ended September 30, 2025 and 2024, respectively. The variable lease costs were $123,000 and $104,000 for the three months ended September 30, 2025 and 2024, respectively.

Total operating lease costs were $4.9 million and $4.0 million for the nine months ended September 30, 2025 and 2024, respectively. The variable lease costs were $365,000 and $262,000 for the nine months ended September 30, 2025 and 2024, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2025:

(In thousands)
2025	1,658
2026	6,443
2027	5,843
2028	5,663
2029	5,351
Thereafter	24,860
Total lease payments	49,818
Less: imputed interest	8,679
Total present value of lease payments	$41,139

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Nine Months Ended Sept 30,
(In thousands)	2025	2024
Right-of-use asset obtained in exchange for lease obligation	$931	$32,483
Operating cash flows from operating leases	4,731	3,108
Operating cash flows from direct finance leases	40	74
Financing cash flows from direct finance leases	106	308

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326), Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide the option to elect a practical expedient to assume that the current conditions as of the balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. This amendment is effective for the Company for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years. The Company does not expect adoption of ASU 2025-05 to have a material impact on its consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Targeted Improvements to the Accounting for Internal-Use Software. This amendment clarifies and modernizes the accounting for costs related to internal-use software. The amendments remove all references to project stages throughout Subtopic 350-40 and clarify the threshold entities apply to begin capitalizing costs. The amendments will be effective for the Company for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, asset quality, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2024, which include the following:

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
•
a decline in the economy, in particular in our New Jersey and New York market areas, including potential recessionary conditions;
•
declines in our net interest margin caused by the interest rate environment and/or our highly competitive market;
•
declines in the value in our investment portfolio;
•
higher than expected increases in our allowance for credit losses;
•
higher than expected increases in credit losses or in the level of delinquent, nonperforming, classified and criticized loans or charge-offs;
•
inflation and changes in interest rates, which may adversely impact our margins and yields, reduce the fair value of our financial instruments, reduce our loan originations and/or lead to higher operating costs;
•
decline in real estate values within our market areas;
•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;
•
the imposition of tariffs or other domestic or international governmental policies and potential retaliatory responses;
•
the impact of the current federal government shutdown;
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

The Company’s determination of the allowance for credit losses involves a higher degree of complexity and requires Management to make difficult and subjective judgments, which often require assumptions or estimates about highly uncertain matters. Changes in the methodology for determining the allowance for credit losses or in these judgments, assumptions or estimates could materially impact our results of operations. This critical policy and its application are reviewed periodically with the Audit Committee and the Board of Directors.

The allowance for credit losses is a valuation allowance of Management’s estimate of expected credit losses in the loan portfolio calculated in accordance with ASC 326, "Credit Losses". The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge-off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis, which considers available information from internal and external sources related to past loan loss and prepayment experience and current economic conditions, as well as the incorporation of reasonable and supportable forecasts. Management evaluates a variety of factors, including available published economic information, in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include, among others, changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition and legal and regulatory requirements. The allowance is available for any loan that, in Management’s judgment, should be charged off.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2025	2024	2025 vs 2024
Results of Operations:
Interest income	$92,545	$83,203	$9,342
Interest expense	41,972	45,522	(3,550)
Net interest income	50,573	37,681	12,892
Wealth management fee income	15,798	15,150	648
Other income	4,323	3,788	535
Total other income	20,121	18,938	1,183

Total revenue	70,694	56,619	14,075

Operating expense	52,297	44,649	7,648
Pretax income before provision for credit losses	18,397	11,970	6,427
Provision for credit losses	4,790	1,224	3,566
Pretax income	13,607	10,746	2,861
Income tax expense	3,976	3,159	817
Net income	$9,631	$7,587	$2,044

Diluted average shares outstanding	17,686,979	17,700,042	(13,063)

Diluted earnings per share	$0.54	$0.43	$0.11

Return on average assets annualized ("ROAA")	0.53%	0.46%	0.07%
Return on average equity annualized ("ROAE")	6.12	5.12	1.00

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2025	2024	2025 vs 2024
Results of Operations:
Interest income	$268,541	$241,635	$26,906
Interest expense	124,173	134,537	(10,364)
Net interest income	144,368	107,098	37,270
Wealth management fee income	47,176	45,976	1,200
Other income	13,250	13,218	32
Total other income	60,426	59,194	1,232

Total revenue	204,794	166,292	38,502

Operating expense	153,630	127,816	25,814
Pretax income before provision for credit losses	51,164	38,476	12,688
Provision for loan and lease losses	15,847	5,762	10,085
Pretax income	35,317	32,714	2,603
Income tax expense	10,150	8,966	1,184
Net income	$25,167	$23,748	$1,419

Diluted average shares outstanding	17,763,871	17,746,560	17,311

Diluted earnings per share	$1.42	$1.34	$0.08

Return on average assets annualized (ROAA)	0.47%	0.49%	(0.02)%
Return on average equity annualized (ROAE)	5.41	5.42	(0.01)

	September 30,	December 31,	Change
	2025	2024	2025 vs 2024
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	13.20%	14.84%	(1.64)%
Tier I leverage ratio	8.86	9.01	(0.15)
Loans to deposits	91.72	89.94	1.78
Allowance for credit losses to total loans	1.14	1.32	(0.18)
Allowance for credit losses to nonperforming loans	81.58	72.87	8.71
Nonperforming loans to total loans	1.40	1.82	(0.42)

For the quarter ended September 30, 2025, the Company recorded total revenue of $70.7 million, pretax income of $13.6 million, net income of $9.6 million and diluted earnings per share of $0.54, compared to revenue of $56.6 million, pretax income of $10.7 million, net income of $7.6 million and diluted earnings per share of $0.43 for the same period last year.

The increase in total revenue for the third quarter of 2025 was primarily due to higher interest income of $9.3 million to $92.5 million due to an increase in the average balance of loans. In addition, interest expense declined by $3.6 million due to improvements in the cost on average interest-bearing liabilities, which declined by 60 basis points to 3.18 percent for the quarter ended September 30, 2025. As a result, net interest margin increased to 2.81 percent for the third quarter of 2025 as compared to 2.34 percent for the same period in 2024. Wealth management fee income continues to be a consistent and steady revenue stream for the Company and represented 22 percent of total revenue for the third quarter of 2025.

For the nine months ended September 30, 2025, the Company recorded total revenue of $204.8 million, pretax income of $35.3 million, net income of $25.2 million and diluted earnings per share of $1.42, compared to revenue of $166.3 million, pretax income of $32.7 million, net income of $23.7 million and diluted earnings per share of $1.34 for the same period in 2024. Total revenue benefited from strong net interest income growth due to an increase in the average balance of interest-earning assets, improvements in the cost on average interest-bearing liabilities and slightly higher yields on average interest-earning assets. The Company has seen positive momentum in net interest margin, which increased to 2.76 percent for the first nine months of 2025 as compared to 2.26 percent for the same period in 2024. The Company's single point of contact private banking strategy and New York City expansion continues to deliver lower-cost core deposit relationships resulting in consistent improvement in both net interest margin and net interest income. During the first nine months of 2025, deposits grew $433.1 million, which included $210.8 million in noninterest-bearing demand deposits.

Net income for the three and nine months ended September 30, 2025 was impacted by increased operating expenses, principally attributable to the addition of new employees related to the Company's expansion into New York City and Long Island and the expansion of the equipment financing team, increased health insurance costs and annual merit increases.

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

The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,
(In thousands)	2025	2024
Residential mortgage loans originated for portfolio	$18,323	$26,955
Residential mortgage loans originated for sale	445	1,853
Total residential mortgage loans	18,768	28,808

Commercial real estate loans	78,825	4,300
Multifamily	47,991	11,295
C&I loans (A) (B)	453,554	242,829
Small business administration	6,821	9,106
Wealth lines of credit (A)	2,700	11,675
Total commercial loans	589,891	279,205

Installment loans	47,115	8,137
Home equity lines of credit (A)	11,755	10,421
Total loans closed	$667,529	$326,571

	For the Nine Months Ended
	September 30,	September 30,
(In thousands)	2025	2024
Residential mortgage loans originated for portfolio	$78,470	$54,703
Residential mortgage loans originated for sale	6,231	8,239
Total residential mortgage loans	84,701	62,942

Commercial real estate loans	150,191	18,400
Multifamily	128,141	17,525
C&I loans (A) (B)	911,507	491,697
Small business administration	19,839	20,096
Wealth lines of credit (A)	15,000	26,475
Total commercial loans	1,224,678	574,193

Installment loans	132,220	16,669
Home equity lines of credit (A)	21,714	17,311
Total loans closed	$1,463,313	$671,115

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Commercial real estate, multifamily and C&I loan originations increased by $74.5 million, $36.7 million and $210.7 million, respectively, for the three months ended September 30, 2025 as compared to the same period in 2024. Residential mortgage, commercial real estate, multifamily and C&I loan originations increased by $21.8 million, $131.8 million, $110.6 million and $419.8 million, respectively, for the nine months ended September 30, 2025. Loan growth has been fueled by lower market interest rates coupled with the Company's expansion into the New York City and Long Island markets.

At September 30, 2025, December 31, 2024 and September 30, 2024, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2025	2024	2024
Multifamily real estate loans as a percent of total regulatory capital of the Bank	227%	225%	226%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	131	122	124

Total CRE concentration	358%	347%	350%

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

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2025			September 30, 2024
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$963,706	$7,504	3.11%	$865,892	$6,107	2.82%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	650,299	7,337	4.51	579,949	5,834	4.02
Commercial mortgages	2,458,008	28,447	4.63	2,381,771	27,362	4.60
Commercial	2,586,780	42,790	6.62	2,159,648	37,588	6.96
Commercial construction	—	—	—	22,371	507	9.07
Installment	156,471	2,718	6.95	73,440	1,267	6.90
Home equity	53,781	1,020	7.59	38,768	814	8.40
Other	363	5	5.43	239	6	10.04
Total loans	5,905,702	82,317	5.58	5,256,186	73,378	5.58
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	304,681	2,960	3.89	326,707	3,982	4.88
Total interest-earning assets	7,174,089	92,781	5.17%	6,448,785	83,467	5.18%
Noninterest-earning assets:
Cash and due from banks	12,279			7,521
Allowance for credit losses	(82,803)			(70,317)
Premises and equipment	37,608			25,530
Other assets	136,238			139,042
Total noninterest-earning assets	103,322			101,776
Total assets	$7,277,411			$6,550,561
LIABILITIES:
Interest-bearing deposits:
Checking	$3,640,088	$29,975	3.29%	$3,214,186	$31,506	3.92%
Money market accounts	1,005,633	7,225	2.87	833,325	6,419	3.08
Savings	104,777	178	0.68	104,293	117	0.45
Certificates of deposit - retail	429,389	3,657	3.41	512,794	5,540	4.32
Subtotal interest-bearing deposits	5,179,887	41,035	3.17	4,664,598	43,582	3.74
Interest-bearing demand - brokered	—	—	—	10,000	134	5.36
Certificates of deposit - brokered	—	—	—	7,913	106	5.36
Total interest-bearing deposits	5,179,887	41,035	3.17	4,682,511	43,822	3.74
FHLB advances and borrowings	—	—	—	—	—	—
Finance lease liabilities	1,242	13	4.19	1,401	15	4.28
Subordinated debt	98,954	924	3.74	133,449	1,685	5.05
Total interest-bearing liabilities	5,280,083	41,972	3.18%	4,817,361	45,522	3.78%
Noninterest-bearing liabilities:
Demand deposits	1,261,607			1,016,014
Accrued expenses and other liabilities	106,630			124,399
Total noninterest-bearing liabilities	1,368,237			1,140,413
Shareholders’ equity	629,091			592,787
Total liabilities and shareholders’ equity	$7,277,411			$6,550,561
Net interest income (tax-equivalent basis)		$50,809			$37,945
Net interest spread			1.99%			1.40%
Net interest margin (D)			2.81%			2.34%
Tax equivalent adjustment		$(236)			$(264)
Net interest income		$50,573			$37,681
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2025			September 30, 2024
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$1,010,936	$24,087	3.18%	$820,594	$16,411	2.67%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	636,268	21,146	4.43	578,187	16,836	3.88
Commercial mortgages	2,423,225	82,017	4.51	2,420,772	81,783	4.50
Commercial	2,520,420	124,909	6.61	2,196,921	112,214	6.81
Commercial construction	—	—	—	20,981	1,425	9.06
Installment	134,883	6,914	6.83	68,605	3,524	6.85
Home equity	50,143	2,811	7.47	37,255	2,298	8.22
Other	339	15	5.95	218	19	11.62
Total loans	5,765,278	237,812	5.50	5,322,939	218,099	5.46
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	259,707	7,354	3.78	225,070	7,922	4.69
Total interest-earning assets	7,035,921	269,253	5.10%	6,368,603	242,432	5.08%
Noninterest-earning assets:
Cash and due from banks	9,646			8,384
Allowance for loan and lease losses	(78,040)			(68,337)
Premises and equipment	34,382			24,917
Other assets	130,645			109,152
Total noninterest-earning assets	96,633			74,116
Total assets	$7,132,554			$6,442,719
LIABILITIES:
Interest-bearing deposits:
Checking	$3,548,745	$87,168	3.28%	$3,088,218	$88,192	3.81%
Money market accounts	979,675	20,487	2.79	794,297	17,959	3.01
Savings	104,983	443	0.56	106,200	302	0.38
Certificates of deposit - retail	448,187	12,022	3.58	498,353	15,762	4.22
Subtotal interest-bearing deposits	5,081,590	120,120	3.15	4,487,068	122,215	3.63
Interest-bearing demand - brokered	6,337	210	4.42	10,000	394	5.25
Certificates of deposit - brokered	—	—	—	78,042	2,950	5.04
Total interest-bearing deposits	5,087,927	120,330	3.15	4,575,110	125,559	3.66
FHLB advances and borrowings	15,215	516	4.53	87,224	3,848	5.88
Finance lease liabilities	1,282	40	4.16	2,491	75	4.01
Subordinated debt	108,065	3,287	4.06	133,377	5,055	5.05
Total interest-bearing liabilities	5,212,489	124,173	3.18%	4,798,202	134,537	3.74%
Noninterest-bearing liabilities:
Demand deposits	1,185,955			959,571
Accrued expenses and other liabilities	113,521			101,247
Total noninterest-bearing liabilities	1,299,476			1,060,818
Shareholders’ equity	620,589			583,699
Total liabilities and shareholders’ equity	$7,132,554			$6,442,719
Net interest income (tax-equivalent basis)		$145,080			$107,895
Net interest spread			1.92%			1.34%
Net interest margin (D)			2.76%			2.26%
Tax equivalent adjustment		$(712)			$(797)
Net interest income		$144,368			$107,098
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three and nine month periods ended September 30, 2025 compared to September 30, 2024 are shown below:

	For the Three Months Ended September 30, 2025
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$862	$535	$1,397
Loans	10,441	(1,502)	8,939
Interest-earning deposits	(255)	(767)	(1,022)
Total interest income	$11,048	$(1,734)	$9,314
LIABILITIES:
Interest-bearing checking	$4,222	$(5,753)	$(1,531)
Money market	1,639	(833)	806
Savings	1	60	61
Certificates of deposit - retail	(823)	(1,060)	(1,883)
Certificates of deposit - brokered	(53)	(53)	(106)
Interest bearing demand brokered	(67)	(67)	(134)
Borrowed funds	—	—	—
Capital lease obligation	(2)	—	(2)
Subordinated debt	(378)	(383)	(761)
Total interest expense	$4,539	$(8,089)	$(3,550)
Net interest income (tax-equivalent basis)	$6,509	$6,355	$12,864

	For the Nine Months Ended September 30, 2025
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$4,964	$2,712	$7,676
Loans	22,229	(2,516)	19,713
Interest-earning deposits	1,107	(1,675)	(568)
Total interest income	$28,300	$(1,479)	$26,821
LIABILITIES:
Interest-bearing checking	$12,229	$(13,253)	$(1,024)
Money market	5,002	(2,474)	2,528
Savings	(3)	144	141
Certificates of deposit - retail	(1,492)	(2,248)	(3,740)
Certificates of deposit - brokered	(1,475)	(1,475)	(2,950)
Interest bearing demand brokered	(129)	(55)	(184)
Borrowed funds	(2,607)	(725)	(3,332)
Capital lease obligation	(39)	4	(35)
Subordinated debt	(865)	(903)	(1,768)
Total interest expense	$10,621	$(20,985)	$(10,364)
Net interest income (tax-equivalent basis)	$17,679	$19,506	$37,185

Net interest income, on a fully tax-equivalent basis, increased $12.9 million, or 34 percent, for the third quarter of 2025 to $50.8 million from $37.9 million for the same 2024 period. The net interest margin ("NIM") was 2.81 percent and 2.34 percent for the three months ended September 30, 2025 and 2024, respectively, an increase of 47 basis points. For the nine months ended September 30, 2025 the Company recorded net interest income, on a fully tax-equivalent basis of $145.1 million compared to $107.9 million for the same 2024 period while NIM expanded 50 basis points to 2.76 percent. Net interest income, on a fully tax-equivalent basis, and NIM improved primarily due to continued growth in lower-costing client deposit relationships, which were used to fund loan production and investment purchases and allowed less reliance on higher-costing borrowed funds. The Bank also benefited from the Federal Reserve's 100-basis-point reduction in the target federal funds rate during the second half of 2024, which lowered deposit costs and supported margin expansion.

The average balance of interest-earning assets increased to $7.17 billion during the third quarter of 2025 from $6.45 billion for the same 2024 period, reflecting an increase of $725.3 million, or 11 percent. Average interest-earning assets were $7.04 billion for the nine months ended September 30, 2025 compared to $6.37 billion in the same 2024 period, representing an increase of $667.3 million, or 10 percent. The increase in average interest-earning assets during the third quarter of 2025 when compared to the same quarter of 2024 included an increase in average loans of $649.5 million, as well as an increase in the average balance of investments of $97.8 million, which was partially offset by a decrease in interest-earning deposits of $22.0 million. The increase in average interest-earning assets during the nine months ended September 30, 2025 when compared to the same period of 2024 included an increase in the average balance of loans of $442.3 million, investments of $190.3 million and interest-earning deposits of $34.6 million.

The increase in the average balance of outstanding loans for the three months ended September 30, 2025 was primarily driven by an increase in commercial loans, commercial mortgages, residential mortgages and installment loans, partially offset by a decline in commercial construction. The average balance of commercial loans increased by $427.1 million, or 20 percent, to $2.59 billion for the quarter ended September 30, 2025 when compared to $2.16 billion for the same 2024 period. The average balance of commercial mortgages increased by $76.2 million, or 3 percent, to $2.46 million for the quarter ended September 30, 2025 when compared to $2.38 million for the same 2024 period.

The increase in the average balance of outstanding loans for the nine months ended September 30, 2025 was primarily driven by an increase in commercial loans, commercial mortgages, residential mortgages and installment loans, partially offset by a decline in commercial construction. The average balance of residential mortgages increased by $70.4 million, or 12 percent, to $650.3 million for the quarter ended September 30, 2025, while the average balance of installment loans increased by $83.0 million, or 113 percent, to $156.5 million for the same period. The average balance of commercial loans increased by $323.5 million, or 15 percent, to $2.52 billion for the nine months ended September 30, 2025 when compared to $2.20 billion for the same period in 2024. The average balance of residential mortgages increased by $58.1 million, or 10 percent, to $636.3 million for the nine months ended September 30, 2025 when compared to $578.2 million for the same period in 2024. The average balance of installment loans for the nine months ended September 30, 2025 increased by $66.3 million, or 97 percent, when compared to the same period in 2024. The increase in the average balance of loans for the three- and nine-month periods was primarily a result of increasing loan demand from customers due to a lower interest rate environment, our expansion into New York City and Long Island and improving economic conditions.

The average yields earned on interest-earning assets remained stable when comparing the three and nine months ended September 30, 2025 to the same periods in 2024. For the quarters ended September 30, 2025 and 2024, the average yields earned on interest-earning assets were 5.17 percent and 5.18 percent, respectively, a decrease of 1 basis point. For the nine months ended September 30, 2025 and 2024, the average yields earned on interest-earning assets were 5.10 percent and 5.08 percent, respectively, an increase of 2 basis points.

The increase in the average yield on total investments for the three and nine months ended September 30, 2025 compared to the same 2024 periods reflected purchases of higher-yielding securities. The yield on investments increased 29 basis points to 3.11 percent for the three months ended September 30, 2025, as compared to 2.82 percent for the same 2024 period. The average yield on investments increased by 51 basis points to 3.18 percent for the nine months ended September 30, 2025 as compared to 2.67 percent for the same period in 2024.

The average yield on total loans for the three and nine months ended September 30, 2025 remained stable when compared to the same 2024 periods. The yield on residential mortgages increased 49 basis points to 4.51 percent for the three months ended September 30, 2025, as compared to 4.02 percent for the same 2024 period. The increase in the average yield for residential mortgages for the three-month period was driven by the origination of higher-yielding loans. The average yield on commercial mortgages for the three months ended September 30, 2025, increased 3 basis points to 4.63 percent as compared to 4.60 percent for the same period in 2024. The average yield on commercial loans for the three months ended September 30, 2025 decreased 34 basis points to 6.62 percent from 6.96 percent at September 30, 2024. The slight increase of the average yield for the nine months ended September 30, 2025 when compared to the same period in 2024 was primarily driven by an increase in the average yields on residential mortgages, partially offset by a decline in the average yield on commercial loans. For the nine months ended September 30, 2025, the average yield on residential mortgages increased 55 basis points to 4.43 percent from 3.88 percent for the same period in 2024. The average yield on commercial loans decreased by 20 basis points to 6.61 percent from 6.81 percent for the nine months ended September 30, 2025. The average yield on commercial loans decreased for both the three- and nine-month periods due to a decrease in the target Federal Funds rate during the second half of 2024, which had a greater impact on these loans, that are typically floating rates with short repricing periods.

For the three months ended September 30, 2025, the average balance of interest-bearing liabilities totaled $5.28 billion representing an increase of $462.7 million from $4.82 billion for the same 2024 period due to an increase in interest-bearing deposits of $497.4 million to $5.18 billion for the three months ended September 30, 2025. This increase was partially offset by a decrease in subordinated debt of $34.5 million to $99.0 million due to the redemption of $35.0 million of such debt in the first quarter of 2025. For the nine months ended September 30, 2025, the average balance of interest-bearing liabilities totaled $5.21 billion representing an increase of $414.3 million from $4.80 billion for the same 2024 period due to an increase in interest-bearing deposits of $512.8 million to $5.09 billion for the nine months ended September 30, 2025. This increase was partially offset by a decrease in brokered certificates of deposit of $78.0 million, a decrease in short term borrowings of $72.0 million and a decrease of $25.3 million in subordinated debt for the nine months ended September 30, 2025.

The increase in the average balance of interest-bearing deposits for the three months ended September 30, 2025 compared to the 2024 comparable period was primarily due to an increase in the average balances of interest-bearing checking deposits of $425.9 million and money market accounts of $172.3 million, partially offset by a decline in the average balance of brokered certificates of deposit of $7.9 million, interest-bearing brokered demand deposits of $10.0 million and certificates of deposit of $83.4 million. For the nine months ended September 30, 2025 when compared to the same period in 2024, the average balance of interest-bearing checking deposits increased by $460.5 million and money market accounts by $185.4 million, partially offset by decreases in the average balance of brokered certificate of deposits of $78.0 million and retail certificates of deposit of $50.2 million. The increase in interest-bearing checking deposits for the three and nine months ended September 30, 2025 was due to our continued expansion into the New York City market and client demand for FDIC insured products, which we offer through a reciprocal deposit program. Our expansion into the New York City market has allowed us to grow lower cost, relationship deposits, while reducing the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended September 30, 2025 and 2024 were $1.97 billion and $1.32 billion, respectively. Average reciprocal deposit balances for the nine months ended September 30, 2025 and 2024 were $1.86 billion and $1.20 billion, respectively. The growth for the three and nine months ended September 30, 2025 was due to clients' desire for the increased level of FDIC insurance offered by these programs.

At September 30, 2025, uninsured/unprotected deposits were approximately $1.83 billion, or 28 percent of total deposits. This amount was adjusted to exclude $315 million of public fund deposit balances, which are fully-collateralized and protected with securities and an FHLBNY letter of credit.

The Company had no short-term borrowings during the third quarters of 2025 and 2024. The Company had $15.2 million in average short-term borrowings during the nine months ended September 30, 2025 compared to $87.2 million in the same 2024 period. The decrease in borrowings for the nine-month period was driven by the growth in client deposits led by the Company’s continued expansion into New York City, which were used to pay down borrowings.

For the quarters ended September 30, 2025 and 2024, the cost of interest-bearing liabilities was 3.18 percent and 3.78 percent, respectively, reflecting a decrease of 60 basis points. The cost of interest-bearing liabilities was 3.18 percent and 3.74 percent for the nine months ended September 30, 2025 and 2024, respectively, reflecting a decrease of 56 basis points. The decreases for the three and nine months ended September 30, 2025 was driven by a decrease in the average cost of interest-bearing deposits of 57 basis points to 3.17 percent for the third quarter of 2025 and 51 basis points to 3.15 percent for the nine months ended September 30, 2025. The Company also benefited from lower short-term borrowing costs for the nine months ended September 30, 2025, which decreased by 135 basis points to 4.53 percent when compared to 5.88 percent for the same period in 2024. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 100 basis points during the latter half of 2024 and a change in the composition of the deposit portfolio with a greater concentration of lower-cost core relationship deposits.

INVESTMENT SECURITIES: Investment securities available for sale are purchased, sold and/or maintained as a part of the Company’s overall balance sheet, liquidity and interest rate risk management strategies, and in response to changes in interest rates, liquidity needs, prepayment speeds and/or other factors. These securities are carried at estimated fair value, and unrealized changes in fair value are recognized as a separate component of shareholders’ equity, net of income taxes. Realized gains and losses are recognized in income at the time the securities are sold. Investment securities held to maturity are securities that the Company has both the ability and intent to hold to maturity. These securities are carried at amortized cost. Equity securities are carried at fair value with unrealized gains and losses recorded in noninterest income as incurred.

At September 30, 2025, the Company had investment securities available for sale with a fair value of $756.6 million compared with $784.5 million at December 31, 2024. A net unrealized loss (net of income tax) of $52.6 million and $72.1 million related to these securities were included in shareholders’ equity at September 30, 2025 and December 31, 2024, respectively.

At September 30, 2025, the Company had investment securities held to maturity with a carrying cost of $97.4 million and an estimated fair value of $88.3 million compared with a carrying cost of $101.6 million and an estimated fair value of $88.7 million at December 31, 2024.

The Company had one equity security (a CRA investment security) with a fair value of $13.4 million and $13.0 million at September 30, 2025 and December 31, 2024, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded unrealized gains of $125,000 and $362,000 for the three and nine months ended September 30, 2025, respectively, as compared to unrealized gains of $474,000 and $279,000 for the three and nine months ended September 30, 2024, respectively.

The carrying value of investment securities available for sale and held to maturity as of September 30, 2025 and December 31, 2024 are shown below:

	September 30, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$244,828	$209,304	$244,813	$196,914
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	547,769	514,233	595,789	548,612
SBA pool securities	20,185	17,824	27,772	24,482
Corporate bond	15,500	15,217	15,500	14,536
Total investment securities available for sale	$828,282	$756,578	$883,874	$784,544
Investment securities held to maturity:
U.S. government-sponsored agencies	40,000	38,571	40,000	37,334
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	57,414	49,688	61,635	51,316
Total investment securities held to maturity	$97,414	$88,259	$101,635	$88,650
Total	$925,696	$844,837	$985,509	$873,194

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of September 30, 2025. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$77,281	$88,410	$43,613	$209,304
	—	1.34%	1.63%	1.76%	1.56%
Mortgage-backed securities-residential (A)	50,071	8,281	10,562	445,319	514,233
	4.91%	2.31%	1.65%	3.91%	3.92%
SBA pool securities	—	1,848	9,478	6,498	17,824
	—	3.18%	1.85%	1.21%	1.72%
Corporate bond	—	—	15,217	—	15,217
	—	—	6.32%	—	6.32%
Total investments available for sale	$50,071	$87,410	$123,667	$495,430	$756,578
Weighted-average yield (A)	4.91%	1.46%	2.16%	3.65%	3.21%
Investment securities held to maturity:
U.S. government-sponsored agencies	15,000	25,000	—	—	40,000
	1.35%	1.64%	—	—	1.53%
Mortgage-backed securities-residential (B)	—	—	—	57,414	57,414
	—	—	—	2.17%	2.17%
Total investments held to maturity	$15,000	$25,000	$—	$57,414	97,414
	1.35%	1.64%	—	2.17%	1.91%
Total	$65,071	$112,410	$123,667	$552,844	$853,992
Weighted-average yield (A)	4.09%	1.50%	2.16%	3.49%	3.06%

(A)
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
(B)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Service charges and fees	$1,184	$1,327	$(143)
Bank owned life insurance	383	390	(7)
Gain on sale of loans (mortgage banking)	6	15	(9)
(Loss) on loans held for sale at lower of cost or fair value	(364)	—	(364)
Gain on sale of SBA loans	203	365	(162)
Corporate advisory fee income	692	55	637
Other income	2,094	1,162	932
Fair value adjustment for CRA equity security	125	474	(349)
Total other income (excluding wealth management income)	$4,323	$3,788	$535

	For the Nine Months Ended September 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Service charges and fees	$3,490	$3,994	$(504)
Bank owned life insurance	1,124	1,221	(97)
Gain on sale of loans (mortgage banking)	96	105	(9)
(Loss)/gain on loans held for sale at lower of cost or fair value	(364)	23	(387)
Fee income related to loan level, back-to-back swaps	221	—	221
Gain on sale of SBA loans	1,026	1,214	(188)
Corporate advisory fee income	812	976	(164)
Other income	6,476	5,406	1,070
Securities gains, net	7	—	7
Fair value adjustment for CRA equity security	362	279	83
Total other income (excluding wealth management income)	$13,250	$13,218	$32

The Company recorded total other income, excluding wealth management fee income, of $4.3 million for the third quarter of 2025 compared to $3.8 million for the same 2024 period, reflecting an increase of $535,000. The increase was primarily due to increases in corporate advisory fee income and other income. The Company recorded $13.3 million of total other income, excluding wealth management fee income, for the nine months ended September 30, 2025 compared to $13.2 million for the same 2024 period, reflecting an increase of $32,000.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $203,000 and $365,000 for the quarters ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded a gain on the sale of SBA loans of $1.0 million and $1.2 million, respectively. The Company continues to see pressure from market volatility resulting in lower sale premiums and origination volumes associated with SBA loans.

The Company recorded corporate advisory fee income for the third quarter of 2025 of $692,000 compared to $55,000 for the same period ended September 30, 2024. The higher amount for the three months ended September 30, 2025 was related to a corporate advisory/investment banking acquisition transaction completed in the third quarter of 2025. The nine months ended September 30, 2025 included corporate advisory fee income of $812,000 compared to $976,000 for the same 2024 period.

Income from the SBA programs, and corporate advisory fee income are dependent on volume, and may vary from quarter to quarter.

For the quarter ended September 30, 2025, income from the sale of newly originated residential mortgage loans was $6,000 compared to $15,000 for the same period in 2024. The Company recorded income of $96,000 and $105,000 from the sale of newly originated residential mortgage loans for the nine months ended September 30, 2025 and 2024, respectively.

Included in other income were gains of $398,000 and $225,000 recorded by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases for the third quarter of 2025 and 2024. The nine months ended September 30, 2025 and 2024 included income of $465,000 and $1.9 million related to the termination of leases, respectively. Additionally, the Company recorded $825,000 of unused commercial line fees for the quarter ended September 30, 2025 compared to $845,000 for the same 2024 period. The nine months ended September 30, 2025 included $2.6 million of unused commercial line fees compared to $2.5 million for the same 2024 period. Other income included a gain of $875,000 in the first nine months of 2025 for the termination of a lease agreement for a branch location that was no longer in use. Other income also included $213,000 and $770,000 of SBIC income for the three and nine months ended September 30, 2025.

The Company recorded a $125,000 positive fair value adjustment and a $474,000 positive fair value adjustment for CRA equity securities in the third quarters of 2025 and 2024, respectively. The Company recorded a $362,000 positive fair value adjustment and a $279,000 positive fair value adjustment for CRA equity securities for the nine months ended September 30, 2025 and 2024, respectively. The increase in 2025 was due to a decline in medium-term rates during the nine months of 2025.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Compensation and employee benefits	$36,756	$31,050	$5,706
Premises and equipment	6,676	5,633	1,043
FDIC assessment	1,345	870	475
Other Operating Expenses:
Professional and legal fees	1,972	2,014	(42)
Trust department expense	1,111	1,064	47
Telephone	391	390	1
Loan expense	464	582	(118)
Amortization of intangible assets	273	272	1
Advertising	651	340	311
Other	2,658	2,434	224
Total operating expenses	$52,297	$44,649	$7,648

	For the Nine Months Ended September 30,		Change
(In thousands)	2025	2024	2025 vs 2024
Compensation and employee benefits	$108,696	$89,410	$19,286
Premises and equipment	19,471	16,490	2,981
FDIC assessment	3,245	2,685	560
Other Operating Expenses:
Professional and legal fees	4,807	5,069	(262)
Trust department expense	3,246	2,938	308
Telephone	1,175	1,182	(7)
Loan expense	1,798	1,014	784
Amortization of intangible assets	816	816	—
Advertising	1,724	1,308	416
Other	8,652	6,904	1,748
Total operating expenses	$153,630	$127,816	$25,814

Operating expenses for the quarter ended September 30, 2025 and 2024 totaled $52.3 million and $44.6 million, respectively, reflecting an increase of $7.6 million, or 17 percent. FDIC assessment expense increased for both the three and nine months ended September 30, 2025 due primarily to higher assessment rates implemented by the FDIC and an increase in the Bank's average total assets subject to assessment. Our expansion into New York City and Long Island resulted in increased advertising fees for the three and nine months ended September 30, 2025. Operating expenses for the nine months ended September 30, 2025 increased $25.8 million or 20 percent, to $153.6 million from $127.8 million for the same 2024 period. Increased operating expenses for the three and nine months ended September 30, 2025 were principally attributable to the Company's ongoing expansion into New York City and Long Island, increased health insurance costs, and annual merit increases. The addition of production teams in Long Island and the expansion of our equipment financing team also contributed to the growth in operating expenses. The increase in loan expense for the nine-month period ended September 30, 2025 was primarily due to expenses of $551,000 related to the workout of several equipment finance problem loans.

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services. Officers from the wealth management division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey, at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, in New York City and Long Island and at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware.

The market value of the assets under management and/or administration (“AUM/AUA”) was $12.9 billion at September 30, 2025, reflecting a $1.0 billion, or 8 percent increase from $11.9 billion at December 31, 2024 and an increase of $800 million, or 7 percent from $12.1 billion at September 30, 2024 due primarily to improved market conditions and new client inflows.

In the September 2025 quarter, the Wealth Management Division generated $15.8 million in fee income compared to $15.2 million for the September 2024 quarter, reflecting a 4 percent increase. For the nine months ended September 30, 2025, the Wealth Management Division generated $47.2 million in fee income compared to $46.0 million in fee income for the same period in 2024, reflecting a 3 percent increase. The increase in fee income for the three and nine months ended September 30, 2025 was due to strong client inflows driven by new accounts and client additions and solid equity market performance. New business inflows for the nine months ended September 30, 2025 totaled $751 million, compared to $547 for the nine months ended September 30, 2024.

Operating expenses relative to the Wealth Management Division, for the three months ended September 30, 2025, decreased to $8.2 million as compared to $10.0 million for the third quarter of 2024. Operating expenses relative to the Wealth Management Division for the nine months ended September 30, 2025, decreased to $28.4 million as compared to $30.1 million for the same period in 2024. Expenses are in line with the Company’s Strategic Plan.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of the Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: OREO, loans past due in excess of 90 days and still accruing, and nonaccrual loans are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2025	2025	2025	2024	2024
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	84,142	114,958	97,170	100,168	80,453
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$84,142	$114,958	$97,170	$100,168	$80,453

Performing modifications (A)(B)	$101,501	$111,962	$63,259	$45,846	$51,796

Loans past due 30 through 89 days and still accruing	$28,817	$15,522	$28,323	$4,870	$31,446

Loans subject to special mention	$56,534	$86,907	$75,248	$46,518	$113,655

Classified loans	$134,982	$145,783	$142,273	$145,394	$147,422

Individually evaluated loans	$84,142	$114,958	$97,170	$99,775	$79,972

Nonperforming loans as a % of total loans (C)	1.40%	1.98%	1.69%	1.82%	1.51%
Nonperforming assets as a % of total assets (C)	1.13%	1.60%	1.36%	1.43%	1.18%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.40%	1.98%	1.69%	1.82%	1.51%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $37.6 million at September 30, 2025, $38.1 million at June 30, 2025, $3.9 million at March 31, 2025, $3.6 million at December 31, 2024 and $3.7 million at September 30, 2024.
(C)
Nonperforming loans/assets do not include performing modifications.

The Company had increases in performing modifications, loans past due 30 through 89 days and still accruing and loans subject to special mention at September 30, 2025 compared to December 31, 2024. The persistent nature of the elevated interest rate environment combined with inflationary pressures have presented challenges for certain borrowers, which is reflected in the trend of asset quality data in recent quarters. The decrease in nonperforming assets during the first nine months of 2025 was driven by the resolution of an equipment financing relationship with a loan balance of $20.1 million and three multifamily loans with balances totaling $11.8 million. Multifamily loans represented approximately 52 percent of nonperforming assets as of September 30, 2025. The increase in performing modifications was primarily related to multifamily loans of $80.7 million and C&I loans of $3.0 million during the nine-month period ended September 30, 2025. This was partially offset by $22.4 million in C&I loans that are no longer classified as loan modifications. The increase in loans past due 30 through 89 days and still accruing compared to December 31,

2024 was primarily due to $16.1 million of multifamily loans and $7.5 million in commercial and industrial loans that were past due as of September 30, 2025. The increase in special mention loans was primarily due to increases of $12.8 million in investment commercial real estate during the nine months ended September 30, 2025. The decrease in individually evaluated substandard loans was primarily due to decreases of $9.1 million in multifamily loans and $7.3 million in C&I loans during the first nine months of 2025.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $4.8 million and $1.2 million for the third quarters of 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, the provision for loan losses was $15.8 million and $5.8 million, respectively. The allowance for credit losses (“ACL”) was $68.6 million as of September 30, 2025, compared to $73.0 million at December 31, 2024. The increased provision for credit losses for the three months ended September 30, 2025 was driven by overall loan growth and also included increased specific reserves of $4.3 million related to two multifamily loans. The increased provision for credit losses for the nine months ended September 30, 2025 was attributable to loan growth of $506.3 million coupled with weaker economic data points used in the CECL model earlier in 2025. These economic factors have shown signs of improvement in the third quarter of 2025. Charge-offs totaled $18.0 million during the third quarter of 2025 compared to charge-offs of $47,000 during the third quarter of 2024. The higher charge-off level in 2025 was due to an $11.3 million charge-off related to one equipment financing relationship and charge-offs of $6.7 million associated with three multifamily loans that were liquidated in the third quarter. The allowance for credit losses as a percentage of loans was 1.14 percent at September 30, 2025 compared to 1.32 percent at December 31, 2024. The decline in the ratio was primarily attributable to $18.0 million in charge-offs recorded during the third quarter of 2025, of which $12.7 million of specific reserves were recorded in prior periods. In addition, the Company completed its annual CECL model recalibration during the quarter, which incorporated lower historical loss rates resulting in a lower required general reserve. Despite the reduction in the ratio, management believes the allowance remains adequate to absorb expected losses, considering current credit quality, the composition of the loan portfolio, and forward-looking economic factors. Management continues to monitor asset quality trends closely and will adjust the ACL as warranted. The ACL recorded on individually evaluated loans was $11.5 million at September 30, 2025 compared to $12.7 million as of December 31, 2024. Total individually evaluated loans were $84.1 million and $99.8 million as of September 30, 2025 and December 31, 2024, respectively. The general component of the allowance decreased from $60.3 million at December 31, 2024 to $57.2 million at September 30, 2025.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2025	2025	2025	2024	2024
Allowance for credit losses:
Beginning of period	$81,770	$75,150	$72,992	$71,283	$67,984
Provision for credit losses (A)	4,871	6,577	4,494	1,753	1,227
(Charge-offs)/recoveries, net	(17,999)	43	(2,336)	(44)	2,072
End of period	$68,642	$81,770	$75,150	$72,992	$71,283

Allowance for credit losses as a % of total loans	1.14%	1.41%	1.31%	1.32%	1.34%

Collectively evaluated allowance for credit losses as a % of total loans	0.95%	1.06%	1.09%	1.09%	1.16%

Allowance for credit losses as a % of nonperforming loans	81.58%	71.13%	77.34%	72.87%	88.60%
(A)
Excludes a credit of $81,000 at September 30, 2025, a provision of $9,000 at June 30, 2025, a credit of $23,000 at March 31, 2025, a credit of $15,000 at December 31, 2024 and a credit of $3,000 at September 30, 2024 related to off-balance sheet commitments.

The increase in the allowance for credit losses as a percentage of nonperforming loans was primarily due to a decrease in nonperforming loans of $16.0 million to $84.1 million at September 30, 2025, as compared to nonperforming loans of $100.2 million at December 31, 2024, partially offset by a decrease in the ACL of $4.4 million to $68.6 million at September 30, 2025.

INCOME TAXES: Income tax expense for the quarter ended September 30, 2025 was $4.0 million as compared to $3.2 million for the same period in 2024. Income tax expense for the nine months ended September 30, 2025 was $10.2 million as compared to $9.0 million for the same period in 2024.

The effective tax rate for the three months ended September 30, 2025 was 29.22 percent compared to 29.40 percent for the same quarter in 2024. The effective tax rate for the nine months ended September 30, 2025 was 28.74 percent compared to 27.41 percent for the same period in 2024. The nine months ended September 30, 2024 included a benefit related to the Company's deferred tax asset associated with a surtax imposed by the State of New Jersey. This benefit was partially offset by adjustments related to the vesting of restricted stock at prices lower than original grant prices in 2024.

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

Capital increased as a result of net income of $25.2 million for the nine months ended September 30, 2025. Capital also improved as a result of a decline in accumulated other comprehensive losses of $15.9 million, net of tax. Total accumulated other comprehensive loss decreased to $50.5 million as of September 30, 2025 ($52.6 million loss related to the available for sale securities portfolio partially offset by a $2.1 million gain on the cash flow hedges), as compared to $66.4 million at December 31, 2024. This was partially offset by share repurchases of $5.4 million and cash dividends of $2.7 million during the first nine months of 2025.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on June 30, 2025 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2025 and December 31, 2024, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Total capital (to risk-weighted assets)	$791,924	12.82%	$617,861	10.00%	$494,289	8.00%	$648,754	10.50%

Tier I capital (to risk-weighted assets)	722,684	11.70	494,289	8.00	370,717	6.00	525,182	8.50

Common equity tier I (to risk-weighted assets)	722,678	11.70	401,610	6.50	278,037	4.50	432,503	7.00

Tier I capital (to average assets)	722,684	9.89	365,386	5.00	292,309	4.00	292,309	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital (to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I (to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital (to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2025:
Total capital (to risk-weighted assets)	$815,770	13.20%	N/A	N/A	$494,572	8.00%	$649,125	10.50%

Tier I capital (to risk-weighted assets)	647,549	10.47	N/A	N/A	370,929	6.00	525,482	8.50

Common equity tier I (to risk-weighted assets)	647,543	10.47	N/A	N/A	278,197	4.50	432,750	7.00

Tier I capital (to average assets)	647,549	8.86	N/A	N/A	292,435	4.00	292,435	4.00

As of December 31, 2024:
Total capital (to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital (to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I (to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital (to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be fulfilled through the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended September 30, 2025 were purchased in the open market.

On September 29, 2025, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 28, 2025 to shareholders of record on November 6, 2025.

Management believes the Company’s capital position and capital ratios were adequate at September 30, 2025. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances, brokered deposits or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense. Cash and cash equivalents, including interest-earning deposits, totaled $347.2 million at September 30, 2025. In addition, the Company had $756.6 million in securities designated as available for sale at September 30, 2025. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $565.9 million and $95.4 million as of September 30, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $46.7 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of September 30, 2025, the Company had approximately $3.8 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 267 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. Management believes the Company’s liquidity position and sources were adequate at September 30, 2025.

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
•
Maintain adequate levels of capital; and

•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $305.0 million as of September 30, 2025.

In addition, the Company maintains a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2025, $417.1 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of September 30, 2025. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of September 30, 2025.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2025, net interest income would decrease by 1.0 percent in year 1 and increase by 2.6 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at September 30, 2025, net interest income would increase approximately 0.2 percent for year 1 and decrease 4.4 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2025, net interest income would decrease approximately 1.9 percent in year 1 and increase by 5.3 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at September 30, 2025, net interest income for year 1 would decrease approximately 0.4 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 9.8 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of September 30, 2025 and that net interest income would decline in a rising rate environment, but improve in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at September 30, 2025.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$827,762	$(25,690)	(3.01)%	11.79%	8
+100	839,426	(14,026)	(1.64)	11.74	3
Flat interest rates	853,452	—	—	11.71	—
-100	866,083	12,631	1.48	11.65	(6)
-200	826,315	(27,137)	(3.18)	10.96	(75)

(A) EVPE is the discounted present value of expected cash flows from assets and liabilities.

(B) Present value of assets represents the discounted present value of incoming cash flows on interest-earning assets.

(C) EVPE ratio represents EVPE divided by the present value of assets.

Certain shortcomings are inherent in the methodologies used in determining interest rate risk. Simulation modeling requires making certain assumptions that may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the modeling assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration or repricing of specific assets and liabilities. Accordingly, although the information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (A)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (B)
July 1, 2025 -
July 31, 2025	100,000	—	$26.39	680,000
August 1, 2025 -
August 31, 2025	—	—	—	680,000
September 1, 2025 -
September 30, 2025	—	—	—	680,000
Total	100,000	—	$26.39

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

Amended and Restated Retirement Transition Agreements

On November 7, 2025, the Company and the Bank entered into Amended and Restated Retirement Transition Agreements with Douglas L. Kennedy, President and Chief Executive Officer of the Company and the Bank, John P. Babcock, Senior Executive Vice President of the Company, and Robert A. Plante, Executive Vice President and Chief Operating Officer of the Company and the Bank. Under the agreements, if the executive (i) provides at least six months advance written notice of the executive’s expected retirement date; (ii) terminates employment after completing at least seven years of service with the Bank and attaining age 62; and (iii) the sum of the executive’s age and years of service equals 70 or more as of the date of his termination of employment, all unvested time-based restricted stock units (“RSUs”) and phantom stock units that the executive has as of the executive’s retirement date will fully vest on the earlier of the one-year anniversary of the executive’s retirement date or the effective date of a change in control, and all unvested performance-based RSUs and phantom stock units that the executive has as of the executive’s retirement date will vest based on the following: (i) for the applicable performance period with respect to each full calendar year preceding the executive’s retirement date, on the level of actual achievement of the Company for the applicable performance period, and (ii) for the applicable performance period with respect to the calendar year of and each full calendar year following the executive’s retirement date, the target level of achievement of the applicable performance goals for the applicable performance period. In addition, the agreements provide that, for a period of one year following the executive’s retirement, the executive will be available to provide consulting services to the Company and will not compete with the Company and not solicit the employees or customers of the Company.

The foregoing description of the Amended and Restated Retirement Transition Agreements does not purport to be complete and is qualified in its entirety by reference to the Amended and Restated Retirement Transition Agreements included as Exhibits 10.1, 10.2, and 10.3 to this Quarterly Report on Form 10-Q and incorporated by reference into this Item 5.

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

10.1	Amended and Restated Retirement Transition Agreement, dated November 6, 2025, by and among Peapack-Gladstone Financial Corporation, Peapack Private Bank & Trust, and Douglas L. Kennedy.

10.2	Amended and Restated Retirement Transition Agreement, dated November 6, 2025, by and among Peapack-Gladstone Financial Corporation, Peapack Private Bank & Trust, and John P. Babcock.

10.3	Amended and Restated Retirement Transition Agreement, dated November 6, 2025, by and among Peapack-Gladstone Financial Corporation, Peapack Private Bank & Trust, and Robert A. Plante.

31.1	Certification of Douglas L. Kennedy, Chief Executive Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

31.2	Certification of Frank A. Cavallaro, Chief Financial Officer of the Corporation, pursuant to Securities Exchange Act Rule 13a-14(a).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 7, 2025	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 7, 2025	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)