Form 10-K
period 2025-12-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2026-03-11
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the shares held by unaffiliated stockholders was approximately $464 million on June 30, 2025.

As of March 3, 2026, 17,570,625 shares of no par value Common Stock were outstanding.

Auditor Firm Id:	173	Auditor Name:	Crowe LLP	Auditor Location:	Livingston, New Jersey USA

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s Definitive Proxy Statement for the Company’s 2026 Annual Meeting of Shareholders (the “2026 Proxy Statement”) are incorporated by reference into Part III. The Company expects to file the 2026 Proxy Statement within 120 days of December 31, 2025.

FORM 10-K

PEAPACK-GLADSTONE FINANCIAL CORPORATION

For the Year Ended December 31, 2025

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

The Corporation

Peapack-Gladstone Financial Corporation (the "Company") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). The Company was organized under New Jersey law in 1997. Peapack-Gladstone Bank, which changed its name to Peapack Private Bank & Trust effective January 1, 2025 (“Peapack Private”), is a state-chartered commercial bank founded in 1921 under New Jersey laws, is its principal subsidiary. The Bank is a member of the Federal Reserve System. Through its branch network in Somerset, Morris, Hunterdon and Union counties and its private banking locations in Bedminster, Morristown, Princeton and Teaneck, New Jersey and in New York City and Long Island and its private wealth management, commercial private banking, retail private banking and residential lending divisions, along with its online platforms, Peapack Private is committed to offering unparalleled client service.

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

In addition to commercial lending activities, we offer a wide range of consumer banking services, including checking and savings accounts, money market and interest-bearing checking accounts, certificates of deposit, and individual retirement accounts. We also offer residential mortgages, home equity lines of credit and other second mortgage loans. Automated teller machines are available at 17 locations. Internet banking, including an online bill payment option and mobile phone banking, is also available.

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

Human Capital Resources

We believe our employees are our most important resource and are critical to our success and ability to provide outstanding service to our clients. As of December 31, 2025, we had 682 full-time and part-time employees, with 278 at our corporate headquarters, 152 in our New York offices, 85 in our branch offices and 167 in other locations. We believe that we have good relationships with all of our employees.

Hiring and Promotion

We look to hire staff internally for positions whenever possible. When this is not the case, we source candidates from multiple avenues, including referrals, and utilize online platforms such as LinkedIn, Indeed, Monster, eQuest, the New Jersey Department of Labor website and our own corporate website. We also post advertisements at our branch locations, participate in external career fairs, and reach out to local community organizations to promote open positions. Additionally, we meet with local colleges and host career workshops for students to further develop our talent pool. This approach has improved our brand awareness in the community and our ability to diversify our employee base.

Talent Development

Continuous development and career growth of our employees is a primary focus. We conduct regular talent reviews for the purpose of internal mobility and succession planning. In addition to regulatory training, we offer ethics and subject matter training regularly. On an annual basis, we offer career development, performance enhancement and leadership development opportunities. Practical, experience-based learning opportunities are also available on an individualized basis. We maintain a mentorship program and a company-wide recognition program in which all employees can participate. Our President and CEO hosts a monthly company update accessible to all employees. Tuition reimbursement, up to $10,000 annually, is offered to full-time employees after completion of one year of employment and successful course completion.

We conduct an annual employee engagement survey by utilizing the American Banker "Best Banks to Work for Survey," a third-party survey that collects employee feedback on areas that include, but are not limited to, leadership, corporate culture and communications, training and development resources, satisfaction, pay and benefits and overall engagement. We also participate annually in the Crain’s Best Places to Work in NYC survey which assesses similar areas. We review the detailed results from both surveys to identify areas to improve. We invite all employees to participate and continue to receive high levels of survey participation. Based on our survey results, we have been awarded recognition as one of American Banker's "Best Banks to Work For" for the previous eight years (2018-2025), and recognition from Crain’s as a Best Place to Work in NYC for the second consecutive year (2024 and 2025).

Diversity, Equity and Inclusion

We are an employer that supports diversity, equity and inclusion in our workplace. Our strategy focuses on hiring qualified individuals that are representative of the communities in which we serve, as well as improving diversity representation in our senior roles. We have dedicated actions to cultivating a more diverse, inclusive workforce, with a focus on brand awareness and recruitment, cultural awareness, and enhancing the development opportunities for all employees.

Our Cultural Ambassador Committee, established in 2019, consists of non-executive employees and is sponsored by our CEO, Chief Human Resource Officer and our President of Commercial Banking. The Committee was created to sustain and evolve our corporate culture through ongoing communication, appreciation, engagement and advocacy of our core principles, including inclusion and volunteerism. We have seven employee groups, focusing on areas such as wellness, the environment, volunteerism, and diversity and inclusion.

Additionally, we maintain an Anti-Discrimination and Harassment Policy as well as a workplace harassment training course which must be completed annually by all employees.

Employee Health and Safety

The safety, health and well-being of our employees and clients is extremely important to us. Employees are provided with workplace flexibility when needed to assist them with managing personal matters. This enables employees to continue to be connected and productive while operating remotely. Virtual meeting and work management productivity tools continue to be utilized to maintain a safe and productive work environment.

Compensation and Benefits

We seek to attract, motivate and retain the best talent in a competitive marketplace by offering a desirable compensation and benefits package. Compensation includes a competitive salary, and for eligible positions, annual incentives or cash bonuses and participation in long-term incentive awards as well as an opportunity to participate in our discounted employee stock purchase plan.

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

Community Involvement

We actively reinvest in our communities with the greatest needs. We encourage volunteerism, supporting organizations valued by our employees and our clients. Our employees are generous with their time in their support of local organizations. In 2025, our employees performed over 1,500 hours of service and we provided $941,000 of financial support to more than 320 charitable organizations. We are proud to be known and recognized locally and nationally for our community involvement.

Peapack Private Bank & Trust Wealth Management Division

The Wealth Management Division is a New Jersey-chartered trust and investment business that had $13.1 billion of assets under management and/or administration as of December 31, 2025. It is headquartered in Bedminster, New Jersey with additional wealth management locations throughout New Jersey in Morristown, Princeton, Red Bank, Summit and Teaneck, and in New York City and Long Island, as well as at the Bank’s subsidiary, PGB Trust & Investments of Delaware, in Greenville, Delaware. The wealth management division is known for its integrity, client service and broad range of fiduciary, investment management and tax services, designed specifically to meet the needs of high net-worth individuals, families, foundations and endowments.

Our wealth management business differentiates us from our competition and adds significant value. We intend to grow this business further, both in and around our market, through our existing wealth, loan and depository client base; our innovative private banking service model, which utilizes private bankers working together to provide fully integrated client solutions; and potential acquisitions of complimentary wealth management businesses. Throughout the wealth management division and all other business lines, we will continue to provide the unparalleled personalized, high-touch service our valued clients have come to expect.

Our Markets

Our current market is defined as the New Jersey, New York, and Pennsylvania metropolitan statistical area, with our primary market areas being in New Jersey and New York. According to estimates from the United States Census Bureau, as of 2020-2024, New Jersey had a total population exceeding 9.5 million and a median household income of $103,556, and Somerset County, where we are headquartered, is one of the wealthiest counties in New Jersey, with a median household income of $140,374, compared to a New York City median household income of $80,483 and a U.S. median household income of $80,734. We believe that these markets have economic and competitive dynamics that are consistent with our objectives and favorable to executing our growth strategy.

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

Our Business Strategy

In 2022, we initiated the “Refining Our Strategy” phase of our Strategic Plan, a natural evolution of the groundwork set forth in 2013. Following the successful execution of the “Expanding Our Reach” strategy, we recognized refinements were necessary in response to several industry headwinds, including:

•
Margin and earnings pressure driven by changes in the yield curve and broader interest rate environment, including elevated funding costs and competitive pricing, along with increasing competition from digital bank and financial technology solutions;

•
Ongoing investment in compliance, risk management, and cybersecurity to meeting evolving expectations and manage operational risk, including continued focus on efficiency as the regulatory environment for smaller banks evolves;
•
The continued shift in customer behavior toward digital channels and faster payments, requiring ongoing investment in technology while maintaining high service levels; and
•
Increased competition for talent and clients, heightening the importance of service differentiation and relationship depth to maintain and grow market share.

These dynamics reinforced the importance of our deposit-led, relationship-driven private banking model and the need to continue diversifying revenue streams.

The major bank failures in early 2023 further heightened awareness around liquidity, funding stability and balance sheet management, and intensified competition for core funding. In response, we reinforced our relationship-based model and focused on disciplined balance sheet and funding execution. Our emphasis on primary operating accounts and deep client relationships strengthened our funding profile and enhanced the resiliency of our balance sheet.

In 2024, we expanded across Metropolitan New York by adding experienced private banking teams and strengthening key control and support functions, which drove strong performance and validated our expansion strategy. Effective January 1, 2025, we rebranded the Bank as Peapack Private Bank & Trust to better align our brand with our strategic vision and private banking model.

Throughout 2025, we continued to build momentum enabling us to hire additional teams and expand throughout the greater Metropolitan New York area, including Westchester and Long Island, while also opening our New York City flagship financial center in April 2025. We also strengthened our commercial real estate platform through key hires, expanded our equipment finance capabilities, and continued to invest in wealth management to support our expanding footprint. This execution has transformed our balance sheet and strengthened our funding profile through meaningful growth in core relationship deposits and an improved funding mix, while supporting disciplined lending, margin expansion, and positive operating leverage.

With a single point-of-contact model and high-touch service, we believe we have established Peapack Private Bank & Trust as the boutique alternative to large banks in the Metropolitan New York region, and we enter 2026 with strong momentum and a scalable foundation for continued, more profitable growth over time.

The key elements of our business strategy include:

•
Maintaining and expanding a robust wealth management business that provides a diversified and stable source of recurring revenue over time, through organic growth and opportunistically through strategic acquisitions;
•
Emphasizing commercial banking through experienced private bankers who deliver high-touch client service through an advice-based approach encompassing corporate and industrial (“C&I”) lending (including equipment financing), wealth management, treasury management and depository services, electronic banking, commercial real estate lending, and corporate advisory services;
•
Advancing technology, data and the responsible use of artificial intelligence ("AI") to enhance the client experience through more timely, consistent and personalized service across delivery channels, including digital banking and payments capabilities;
•
Leveraging AI, analytics and automation to improve operating efficiency and support risk management by streamlining workflows, enhancing monitoring and reporting, and enabling employees to devote more time to higher-value, client-facing activities;
•
Operating under a unified “One Company” culture focused on high-touch client service, informed by hospitality standards and delivered by experienced industry professionals, and continuously evaluated through Net Promoter Score surveys;
•
Growing core relationship-based deposits through disciplined deposit gathering processes and a highly efficient financial center network designed to support relationship depth rather than transactional volume;
•
Maintaining a strong balance sheet and a measured approach to prudently deploy capital;

•
Continuing measured expansion of our footprint to include areas that naturally fit with our geography and/or business model;
•
Upholding robust risk management processes, including, active loan portfolio, capital, liquidity, and interest rate risk stress testing; and
•
Demonstrating a strong commitment to communities which we serve through community engagement and service.

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

Bank holding companies with greater than $3 billion in total consolidated assets are subject to consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions. The Company and the Bank were in compliance with the capital requirements, including the capital conservation buffer, as of December 31, 2025.

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

The Bank’s capital ratios were all above the minimum levels required for it to be considered a “well capitalized” financial institution at December 31, 2025 under the “prompt corrective action” regulations in effect as of such date.

The Economic Growth Regulatory Relief and Consumer Protection Act of 2018 (the "Relief Act") required that the federal banking agencies, including the FRB, establish a “community bank leverage ratio” of between 8-10 percent of average total consolidated assets for qualifying institutions with less than $10 billion of assets. Pursuant to federal legislation enacted in 2020, the community bank leverage ratio was set at 9 percent for 2022 and thereafter. Institutions with tangible equity (subject to certain adjustments) meeting the specified level and electing to follow the alternative framework would be deemed to comply with the applicable regulatory capital requirements, including the risk-based requirements, and be considered to be “well capitalized.” The Bank is not required to and has not elected to measure its capital adequacy using the community bank leverage ratio.

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

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an IDI will be equal to the institution's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods. On December 16, 2025, the FDIC issued an interim final rule that would reduce the special assessment rate for the eighth collection quarter from 3.36 basis points to 2.97 basis points. Under the interim final rule, upon termination of the receiverships, the FDIC will either provide an offset to regular quarterly deposit insurance assessments for IDIs subject to the special assessment, if the amount collected exceeds losses, or collect from IDIs subject to the special assessment a one-time final shortfall special assessment if losses at the termination of the receiverships exceed the amount collected.

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

Our businesses and operations, which primarily consist of lending money, accepting deposits and investing in securities and wealth management and financial advisory services, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit, investment and wealth management operations could be constrained. Uncertainty about the federal fiscal policymaking process and the medium- and long-term fiscal outlook of the federal government is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder U.S. economic growth. Weak economic conditions or a return of recessionary conditions and/or negative developments in the domestic and international credit markets are often characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased loan delinquencies, real estate price declines and lower home sales and commercial activity.

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

Further, a U.S. government debt default would have a material adverse impact on our business and financial performance, including a decrease in the value of Treasury bonds and other government securities held by us, which could negatively impact the Bank’s capital position and its ability to meet regulatory requirements. Other negative impacts could be volatile capital markets, an adverse impact on the U.S. economy and the U.S. dollar, as well as increased default rates among borrowers in light of increased economic uncertainty. Some of these impacts might occur even in the absence of an actual default but as a consequence of extended political negotiations around the threat of such a default and/or a government shutdown.

Our earnings are impacted by general business and economic conditions.

Our operations and profitability are impacted by general business and economic conditions, including long-term and short-term interest rates, the shape of the interest rate curve, inflation, the imposition of tariffs or other domestic or international governmental policies, money supply, supply chain issues, political issues, legislative, tax, accounting and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, values of real estate and other collateral and the strength of the U.S. economy and the local economies in which we operate, all of which are beyond our control. Negative changes in these general business and economic conditions could have the following consequences, any of which could have a material adverse effect on the business, financial condition, liquidity and results of operations:

•
Demand for the products and services may decline;
•
Our allowance for credit losses may increase;
•
Loan delinquencies, problem assets, and foreclosures may increase;
•
Our funding costs and noninterest expenses may increase;
•
The value of our securities portfolio may decrease;
•
Collateral for loans, especially real estate, may decline in value, thereby reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans; and
•
The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments.

We are more sensitive to adverse changes in the local economy than our more geographically diversified competitors.

Unlike larger regional banks that operate in large geographies, much of our business is with clients located within Central and Northern New Jersey, Pennsylvania, as well as metropolitan New York. Our business loans are generally made to small to mid-sized businesses, most of whose success depends on the regional economy. These businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. Due to our geographic concentration, a downturn in the local economy could make it more difficult to attract deposits and could cause higher losses and delinquencies on our loans than if the loans were more geographically diversified. Adverse economic and business conditions in our market area could reduce our growth, affect our borrowers' ability to repay their loans and, consequently, adversely affect our financial condition and performance. Further, we place substantial reliance on real estate as collateral for our loan portfolio. A sharp downturn in real estate values in our market area could leave our loans under-secured, which could adversely affect our earnings.

Inflation can have an adverse impact on our business and on our customers.

Inflation risk can negatively impact the value of assets or income from investments as inflation decreases the value of money. Inflation rose sharply at the end of 2021 and remained elevated through the first half of calendar 2024, before beginning to moderate in the latter half of 2024 and into calendar 2025. However, inflation levels continue to exceed the Federal Reserve Board’s long-term target of 2.0%. As inflation increases and market interest rates rise the value of our investment securities, particularly those with longer maturities, would decrease, although this effect can be more pronounced for floating rate instruments. In addition, inflation generally increases the cost of goods and services we use in our business operations, such as electricity and other utilities, which increases our noninterest expenses. Furthermore, our customers are also affected by inflation and the rising costs of goods and services used in their households and businesses, which could have a negative impact on their ability to repay their loans with us.

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

As of December 31, 2025, the Company’s loan portfolio included loans to: (i) lessors of office buildings of $166.0 million, or 2.7 percent of total loans; and (ii) borrowers in the retail industry of $289.5 million, or 4.6 percent of total loans. Because of these concentrations of loans in specific industries, a deterioration within these industries, especially those that have been particularly adversely impacted by long-term work-from-home arrangements on the commercial real estate sector, including retail stores, hotels and office buildings, creates greater risk exposure for our commercial real estate loan portfolio. Should the fundamentals of the commercial real estate market deteriorate, our financial condition and results of operations could be adversely affected.

The performance of our New York multifamily real estate loans could be adversely impacted by regulation.

New York enacted legislation increasing the restrictions on rent increases in a rent-regulated apartment building, including, among other provisions, (i) repealing the vacancy bonus and longevity bonus, which allowed a property owner to raise rents as much as 20 percent each time a rental unit became vacant, (ii) eliminating high rent vacancy deregulation and high-income deregulation, which allowed a rental unit to be removed from rent stabilization once it crossed a statutory high-rent threshold and became vacant, or the tenant’s income exceeded the statutory amount in the preceding two years, and (iii) eliminating an exception that allowed a property owner who offered preferential rents to tenants to raise the rent to the full legal rent upon renewal. This legislation generally limits a landlord’s ability to increase rents on rent-regulated apartments and makes it more difficult to convert rent regulated apartments to market rate apartments. For example, the New York City Rent Guidelines Board established that on certain apartments, for a one-year lease beginning on or after September 30, 2024, the maximum rent increase is 3.0%, even though the overall inflation rate increased at a higher rate. As a result, the value of the collateral located in New York securing our multifamily loans or the future net operating income of such properties could potentially become impaired. Further restrictions on rent-regulated properties may be enacted or existing restrictions strengthened as a result of the outcome of the recent New York City mayoral election. Moreover, following COVID, New York City rent regulated buildings have had an increased level of non-paying tenants with a very protracted eviction process, which has negatively impacted rent collections. At December 31, 2025, our total multifamily rent regulated exposure in New York was approximately $854.1 million, or 13.7 percent, of the total loan portfolio.

If our allowance for credit losses is not sufficient to cover actual loan losses, our earnings would decrease.

We maintain allowances for credit losses on loans and off-balance sheet credit exposures. The amount of each allowance account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument. Relevant available information includes historical credit loss experience, current economic conditions, and reasonable and supportable economic forecasts. The determination of the appropriate level of allowance for credit losses inherently involves a high degree of subjectivity and requires us to make significant estimates related to current and expected future credit risks and trends, all of which may undergo material changes. Continuing deterioration in economic conditions affecting borrowers and securities issuers; inflation; changes in interest rates; new information regarding existing loans, credit commitments and securities holdings; identification of additional problem loans ratings and downgrades, and other factors, may require an increase in the allowances for credit losses on loans and off-balance sheet credit exposures. In addition, bank regulatory agencies periodically review our allowance for credit losses and may require an increase in credit loss expense or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if we incur charge-offs, we may need to recognize additional credit loss expense to increase the applicable allowance. Any increase in the allowance for credit losses on loans and/or off-balance sheet credit exposures will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations.

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

Federal bank regulatory agencies have promulgated guidance on sound risk management practices for financial institutions with concentrations in commercial real estate lending. Under the guidance, a financial institution that, like the Bank, is actively involved in commercial real estate lending should perform a risk assessment to identify concentrations. A financial institution may be subject to this guidance if, among other factors, (i) total reported loans for construction, land acquisition and development and other land represent 100 percent or more of total capital, or (ii) total reported loans secured by multifamily and non-farm residential properties, loans for construction, land acquisition and development and other land, and loans otherwise sensitive to the general commercial real estate market, including loans to commercial real estate related entities, represent 300 percent or more of total capital. Based on these factors, the Bank had a concentration in commercial real estate lending, as such loans represented 367 percent of total bank capital as of December 31, 2025. The guidance focuses on exposure to commercial real estate loans that are dependent on the cash flows from the real estate held as collateral and that are likely to be at greater risk to conditions in the commercial real estate market (as opposed to real estate collateral held as a secondary source of repayment or in an abundance of caution). The guidance assists banks in developing risk management practices and determining capital levels commensurate with the level and nature of real estate concentrations. The guidance states that management should employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing. While it is management’s belief that policies and procedures with respect to the Bank’s commercial real estate loan portfolio have been implemented consistent with this guidance, bank regulators could require that additional policies and procedures be implemented consistent that may result in additional costs or that may result in the curtailment of commercial real estate lending that would adversely affect the Bank’s loan originations and profitability.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate or foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation or clean-up costs incurred by these parties in connection with environmental contamination. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability. Any significant environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Interest Rates

Changes in interest rates may adversely affect our earnings and financial condition.

Our net income depends primarily upon our net interest income, which is the difference between interest income earned on loans, investments and other interest-earning assets and the interest expense incurred on deposits and borrowed funds.

Different types of assets and liabilities may react differently, and at different times, to changes in market interest rates. When short-term rates are higher than long-term rates, that is referred to as an inverted yield curve. If the yield curve inversion re-occurs, the difference between rates paid on deposits and received on loans could narrow significantly resulting in a decrease in net interest income and our profitability. Our interest-bearing liabilities generally have shorter contractual maturities than our interest-earning assets. Furthermore, the rates we earn on our other interest-earning assets and the rates we pay on our interest-bearing liabilities are generally fixed for a contractual period of time. This imbalance can create significant earnings volatility because market interest rates change over time and we expect that we will periodically experience “gaps” in the interest rate sensitivities of our assets and liabilities. That means either our interest-bearing liabilities will be more sensitive to changes in market interest rates than our interest-earning assets, or vice versa. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, an increase in market rates of interest could reduce our net interest income. Conversely, when interest-earning assets mature or reprice more quickly than interest-bearing liabilities, falling interest rates could reduce our net interest income. We are unable to predict changes in market interest rates, which are affected by many factors beyond our control, including inflation, unemployment, money supply, governmental policy, the imposition of tariffs, domestic and international events and changes in the United States and other financial markets.

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

At December 31, 2025, the Company maintained a debt securities portfolio of $870.1 million, of which $774.2 million was classified as available-for-sale. The estimated fair value of the available-for-sale debt securities portfolio may change depending on the credit quality of the underlying issuer, market liquidity, changes in interest rates and other factors. Stockholders’ equity increases or decreases by the amount of the change in the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of the available-for-sale debt securities portfolio, net of the related tax expense or benefit, under the category of accumulated other comprehensive income (loss). At December 31, 2025, accumulated other comprehensive losses were $47.6 million, net of tax, primarily related to unrealized holding losses in the available-for- sale investment securities portfolio, which negatively impacted stockholders’ equity, as well as book value per common share. A decrease can occur even though the securities are not sold.

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

Our ability to engage in routine transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interconnected as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, investment banks, commercial banks, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and losses or defaults by us or by other institutions and organizations. Some of these transactions expose us to credit risk if there is a default by our client or counterparty. Additionally, our credit risk may be impaired when collateral held by us cannot be realized or is liquidated at prices insufficient to recover the full amount of the credit or derivative exposure due us. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

Additionally, Congress and the administration through executive orders controls fiscal policy through decisions on taxation and expenditures. Depending on industries and markets involved, changes to tax law and increased or reduced public expenditures could affect us directly or the business operations of our customers.

Changes in Federal Reserve and other governmental policies, fiscal policy, and our regulatory environment generally are beyond our control, and we are unable to predict what changes may occur of the manner in which any future changes may affect our business, financial condition and results of operations.

We face a risk of non-compliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, and other laws and regulations require financial institutions to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network is authorized to impose significant civil money penalties for violations of those requirements and has engaged in coordinated enforcement efforts with federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. We are also subject to increased scrutiny of our compliance with the rules enforced by the Office of Foreign Assets Control and compliance with the Foreign Corrupt Practices Act. If our policies, procedures and systems are deemed deficient, we could be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and to obtain regulatory approvals to proceed with certain transactions, including conducting acquisitions or establishing new branches. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.

Risks Related to Capital

We may need to raise additional capital in the future, which may not be available when needed or available on acceptable terms.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations. We may at some point need to raise additional capital to support continued growth. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on its financial performance. Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, the ability to further expand our operations could be materially impaired. Further, if we raise capital through the issuance of additional shares of our common stock, it would dilute the ownership interests of existing shareholders and may dilute the per share book value of our common stock. New investors may also have rights, preferences and privileges senior to our current shareholders, which may adversely impact our current shareholders.

Our business strategy includes significant investment in growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We expanded into the metropolitan New York markets, and may further expand into additional markets as a result of our private banking initiatives. Our growth initiatives require us to recruit experienced personnel. The failure to retain such personnel would place significant limitations on our ability to successfully execute our growth strategy. In addition, as we expand beyond our current market areas, we could incur additional risk related to those new market areas. We may not be able to expand our market presence in our existing market areas or successfully enter new markets. A weak economy, low demand and competition may impact our ability to successfully execute our growth plan and adversely affect our business, financial condition, results of operations, reputation and growth prospects. While we believe we have the executive management resources and internal systems in place to successfully manage our future growth, there can be no assurance growth opportunities will be available or that we will successfully manage our growth. We regularly evaluate potential growth and expansion opportunities. If appropriate opportunities present themselves, we may engage in other business growth initiatives or undertakings. We may not successfully identify appropriate opportunities, may not be able to negotiate or finance such activities and such activities, if undertaken, may not be successful.

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

We regularly evaluate opportunities to acquire banks and in other complementary businesses. As a result, we may engage in negotiations or discussions that, if they were to result in a transaction, could have a material effect on our operating results and financial condition, including on our short- and long-term liquidity and capital structure. Our acquisition activities could be material to us. For example, we could issue additional shares of common stock in a merger transaction, which could dilute current shareholders’ ownership interest and the per share book value of our common stock. Further, an acquisition could require us to use a substantial amount of cash, other liquid assets, and/or incur debt.

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

Since the principal source of income for the Company is dividends paid to the Company by the Bank, the Company’s ability to pay dividends to its shareholders will depend on whether the Bank pays dividends to it. As a practical matter, restrictions on the ability of the Bank to pay dividends act as restrictions on the amount of funds available for the payment of dividends by the Company. As a New Jersey-chartered commercial bank, the Bank is subject to the restrictions on the payment of dividends contained in the New Jersey Banking Act of 1948, which provides that the Bank may pay dividends only out of retained earnings, and out of surplus to the extent that surplus exceeds 50 percent of stated capital. The Company is also subject to Federal Reserve Board policies, which may, in certain circumstances, limit its ability to pay dividends. The Federal Reserve Board policies require, among other things, that a bank holding company maintain a minimum capital base and the Federal Reserve Board in supervisory guidance has cautioned bank holding companies about paying out too much of their earnings in dividends and has stated that banks should not pay out more in dividends than they earn. The Federal Reserve Board would most likely seek to prohibit any dividend payment that would reduce a holding company's capital below these minimum amounts.

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

Liquidity is essential to the Company’s business. The Company relies on its ability to generate deposits and effectively manage the repayment and maturity schedules of loans to ensure that there is adequate liquidity to fund its operations. An inability to raise funds through deposits, borrowings, the sale and maturities of loans and other sources could have a substantial negative effect on liquidity. The Company’s most important source of funds is deposits. Deposit balances can decrease when customers perceive alternative investments as providing a better risk/return tradeoff, which is strongly influenced by such external factors as the direction and level of interest rates, local and national economic conditions and the availability and attractiveness of alternative investments. Further, the demand for deposits may be reduced due to a variety of factors such as demographic patterns, changes in customer preferences, reductions in consumers’ disposable income, the monetary policy of the FRB or regulatory actions that decrease customer access to particular products. If customers move money out of bank deposits and into other investments such as money market funds, the Company would lose a relatively low-cost source of funds, which would increase its funding costs and reduce net interest income. Any changes made to the rates offered on deposits to remain competitive with other financial institutions may also adversely affect profitability and liquidity.

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

Many financial institutions and companies engaged in data processing have reported significant breaches in the security of their websites or other systems, some of which have involved sophisticated and targeted attacks intended to obtain unauthorized access to confidential information, destroy data, disable or degrade service, or sabotage systems, often through the introduction of computer viruses or malware, cyber-attacks and other means. We are subject to such cyber-attacks or other information security breaches, which could result in losses. Additionally, our risk exposure to security matters may remain elevated or increase in the future due to, among other things, the increasing size and prominence of the Company in the financial services industry, our continued expansion of our footprint; our expansion of Internet and mobile banking tools and products based on customer needs and an increased level of employees working remotely. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Disruptions or failures in the physical infrastructure or operating systems that support our businesses, customers or third parties, or cyber-attacks or security breaches of the networks, systems or devices that our customers or third parties use to access our products and services could result in customer attrition, financial losses, the inability of our customers or vendors to transact business with us, violations of applicable privacy and other laws, regulatory fines, penalties or intervention, reputational damage, reimbursement or other costs, and/or additional compliance costs, any of which could materially adversely affect our results of operations or financial condition.

Although we take protective measures to maintain the confidentiality, integrity and availability of information, our computer systems, software and networks may be vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses or other malicious code, cyber-attacks and other events that could have an adverse security impact. Furthermore, we may not be able to ensure that all of our clients, suppliers, counterparties and other third parties have appropriate controls in place to protect themselves from cyber-attacks or to protect the confidentiality of the information that they exchange with us, particularly where such information is transmitted by electronic means. Although we have developed, and continue to invest in, systems and processes that are designed to detect and prevent security breaches and cyber-attacks, a breach of our systems and/or global payments infrastructure of those of our fintech partners and processors could result in: losses to us and our customers; loss of business and/or customers; damage to our reputation; the incurrence of additional expenses (including the cost of investigation and remediation and the cost of notification to consumers, credit monitoring and forensics, and fees and fines imposed by the card networks); disruption to our business; an inability to grow our online services or other businesses; additional regulatory scrutiny, investigation or penalties; and/or exposure to civil litigation and possible financial liability - any of which could have a material adverse effect on our reputation, business, financial condition and results of operations. Although the impact to date for these types of events has not had a material impact on us, we cannot be sure this will be the case in the future.

Our information technology systems and the systems of third parties upon which we rely may experience a failure, interruption or breach in security that could negatively affect our operations and reputation.

We rely heavily on information technology systems to conduct our business, including the systems of third-party service providers. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management and general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the impact of any failure, interruption, or breach in our security systems (including privacy and cyber-attacks), there can be no assurance that such events will not occur or if they do occur, that they will be adequately addressed. Information security and cybersecurity risks have increased significantly in recent years because of new technologies, the use of the Internet and other electronic delivery channels (including mobile devices) to conduct financial transactions. Accordingly, we may be required to expend additional resources to continue to enhance our protective measures or to investigate and remediate any information security vulnerabilities or exposures. The occurrence of any system failures, interruptions, or breaches in security could expose us to reputation risk, litigation, regulatory scrutiny and possible financial liability that could have a material adverse effect on our financial condition and results of operations.

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

The Company has a standing Information Technology Committee. The Chief Information Officer is the primary management liaison to the committee. The committee meets quarterly, or more frequently if needed, and reports to the board of directors after each meeting through committee minutes. The Company also engages outside consultants to support its cybersecurity efforts. One of our directors has significant experience in cybersecurity, security engineering and compliance. Our other directors do not have significant experience in cybersecurity risk management in other business entities comparable to the Company and rely on the Chief Information Officer and other consultants for cybersecurity guidance. During the first quarter of 2026, management established a bank level Technology Committee to provide focused oversight of technology-related matters and associated risks.

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

Our performance is largely dependent on the talents and efforts of highly skilled individuals. There is intense competition in the financial services industry for qualified employees. In addition, we face increasing competition with businesses outside the financial services industry for the most highly skilled individuals. The process of recruiting personnel with the combination of skills and attributes required to carry out our strategies is often lengthy. Our business operations could be adversely affected if we were unable to attract new employees and retain and motivate our existing employees.

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

The wealth management business is subject to regulation by a number of regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. In the event of non-compliance with regulation, governmental regulators, including the SEC and the Financial Industry Regulatory Authority, may institute administrative or judicial proceedings that may result in censure, fines, civil penalties, the issuance of cease-and-desist orders or the deregistration or suspension of the non-compliant broker-dealer or investment adviser or other adverse consequences. The imposition of any such penalties or orders could have a material adverse effect on the wealth management segment’s operating results and financial condition. We may be adversely affected as a result of new or revised legislation or regulations. Regulatory changes have imposed and may continue to impose additional costs, which could adversely impact our profitability.

Risks Related to Technology

Our reliance on and integration of artificial intelligence (“AI”) and machine learning (“ML”) technologies expose us to various risks, including operational, data, regulatory, and reputational risks, which could materially affect our business and financial results.

•
Operational & Model Risk: Our AI/ML models, used for credit scoring, fraud detection, customer service, and investment decisions, rely on complex algorithms and vast datasets. Errors, biases, or "hallucinations" (generating false information) in these models, or unexpected system failures, could lead to flawed decisions, financial losses, compliance failures, or degraded customer experiences, impacting profitability and client retention.
•
Data Security and Privacy: AI systems process sensitive customer data. Security breaches or unauthorized access to these systems could result in data theft, loss of intellectual property, and significant penalties, damaging customer trust.
•
Regulatory and Compliance Risk: The regulatory landscape for AI is rapidly evolving. New laws could impose costly compliance burdens, restrict AI use, or introduce liabilities, particularly concerning algorithmic bias and fair lending practices (e.g., “digital redlining”), potentially increasing operational costs and limiting service offerings.
•
Talent and Third-Party Risk: Attracting and retaining skilled AI professionals is crucial and competitive. We also depend on third-party AI vendors, creating dependency risks and potential issues with data handling, model reliability, and licensing, all of which could disrupt operations.
•
Reputational and Ethical Risk: Misuse of AI, biased outcomes, or privacy violations can harm our brand, erode customer confidence, and attract negative public attention, potentially affecting demand for our services.

If we cannot effectively manage these challenges, including adapting to rapid technological change and ensuring responsible AI governance, our reputation, competitive position, and financial performance could be significantly harmed.

Risks Related to Our Common Stock

Our stock price can be volatile.

Our stock price can fluctuate in response to a variety of factors, some of which are not under our control. The factors that could cause our stock price to decrease include, but are not limited to:

•
Our past and future dividend practice;
•
Our financial condition, performance, creditworthiness and prospects;
•
Variations in our operating results or the quality of our assets;
•
General investor sentiment regarding the banking industry;
•
Operating results that vary from the expectations of management, securities analysts and investors;
•
Changes in expectations as to our future financial performance;
•
Changes in financial markets related to market valuations of financial industry companies;
•
The operating and securities price performance of other companies that investors believe are comparable to us;
•
Future sales of our equity or equity-related securities;
•
The imposition of tariffs and any retaliatory responses;
•
Proposed or adopted legislative, regulatory or accounting changes or developments;
•
The credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally; and
•
Changes in global financial markets and global economies and general market conditions, such as interest or foreign exchange rates, inflation, recessionary conditions, stock, commodity or real estate valuations or volatility and other geopolitical, regulatory or judicial events.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Peapack Private Bank & Trust's risk management program is designed to identify, assess, and mitigate risks across various aspects of the Company, including financial, operational, regulatory, reputational, and legal. Cybersecurity is a critical component of this program, given the increasing reliance on technology, our overall growth, including our expansion of Internet and mobile banking tools, an increased level of employees working remotely and the potential of cyber threats. Peapack Private's Information Security Officer is primarily responsible for cybersecurity and is a key member of the risk management organization, reporting directly to the Chief Risk Officer and as discussed below, periodically to the Information Technology Steering Committee and Peapack Private’s board of directors.

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

The Bank’s board of directors has approved management committees including the Information Technology Steering Committee, which focuses on technology and cyber-related business impact. This committee provides oversight and governance of the technology program and the information security program. The committee is chaired by managers within the enterprise information technology department and include the Chief Information Officer, Chief Technology Officer, and Information Security Officer. The committee meets quarterly to provide oversight of the risk management strategy, standards, policies, practices, controls, and mitigation and prevention efforts employed to manage security risks. More frequent meetings may occur to facilitate timely informing and monitoring efforts. The Information Security Officer reports summaries of key issues, including significant cybersecurity and/or privacy incidents, discussed at committee meetings and the actions taken to the Bank’s board of directors. During the first quarter of 2026, management established a bank level Technology Committee to provide focused oversight of technology-related matters and associated risks.

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

Item 2. PROPERTIES

The Company owns nine branches and leases eight branches. The Company also leases an administrative and operations office building in Bedminster, New Jersey, private banking offices in Princeton, Teaneck, and Lakewood, New Jersey, New York City, Garden City and Melville, Long Island, Rye Brook, New York and wealth offices in Greenville, Delaware, Morristown, Red Bank and Summit, New Jersey.

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

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of the Company is traded on the NASDAQ Global Select Market under the symbol “PGC”. On March 3, 2026, there were approximately 1,117 registered shareholders of record.

Stock Performance Graph

The following graph compares the cumulative total return on a hypothetical $100 investment made on December 31, 2020 (Five Year Total Return Performance), in (a) the Company’s common stock; (b) the KBW NASDAQ Regional Banking Index (top 50 U.S. banks); and (c) the Proxy Peer Group. The graph is calculated assuming that all dividends are reinvested during the relevant periods.

The KBW NASDAQ Regional Banking Index is comprised of the largest money center banks in the U.S. (i.e. those included in the KBW NASDAQ Bank Index), but also includes smaller regional banks. The Peer Group is comprised of the bank peer group included in the Company’s 2025 Proxy that the Company utilized for monitoring its executive compensation. (Note that banks that have since been acquired or did not file their required reports on a timely basis have been excluded.)

The Peer Group consists of: Amerant Bancorp Inc., Arrow Financial Corporation, Berkshire Hills Bancorp, Inc. (included through 8/29/25 when it merged with Brookline Bancorp), Capital Bancorp, Inc., ConnectOne Bancorp, Inc., Dime Community Bancshares, Inc., Eagle Bancorp, Inc., Enterprise Bancorp, Inc. (included through 6/30/2025 when it was acquired by Independent Bank Corp.), Flushing Financial Corporation, Kearny Financial Corp., MetroCity Bankshares, Inc., Metropolitan Bank Holding Corp., Northfield Bancorp, Inc. (Staten Island, NY), OceanFirst Financial Corp., Orrstown Financial Services, Inc., Sandy Spring Bancorp, Inc. (included through 3/31/25 when it was acquired by Atlantic Union Bankshares), Stock Yards Bancorp, Inc., Tompkins Financial Corporation, Univest Financial Corporation, and Washington Trust Bancorp, Inc.

The Company believes each of these indexes/groups are more closely aligned with the operations of the Company.

	Period Ended
Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Peapack-Gladstone Financial Corporation	$100.00	$156.52	$165.51	$133.54	$144.59	$126.56
KBW NASDAQ Regional Banking Index	100.00	136.64	127.17	126.67	143.39	152.71
Peer Group	100.00	153.44	133.29	116.25	133.62	133.90

Stock Repurchases

The following table sets forth information for the quarter ended December 31, 2025 with respect to common shares repurchased and common shares withheld to satisfy withholding obligations upon the exercise of stock options and vesting of restricted stock awards/units.

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
October 1, 2025 -
October 31, 2025	—	—	$—	680,000
November 1, 2025 -
November 30, 2025	—	—	—	680,000
December 1, 2025 -
December 31, 2025	—	—	—	680,000
Total	—	—	$—
(1)
Represents shares withheld to satisfy tax withholding obligations upon the exercise of stock options and/or the vesting of restricted stock awards/units. Such shares are repurchased pursuant to the applicable plan and are not under the Company's share repurchase program.
(2)
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
•
the impact of anticipated higher operating expenses in 2026 and beyond;
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
•
impact from a pandemic event on our business, operations, customers, allowance for credit losses and/or capital levels;
•
increases in our allowance for credit losses;
•
changes in the methodology and assumptions used to calculate the allowance for credit losses;
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
•
the imposition of tariffs or other domestic or international governmental policies and retaliatory responses;
•
the impact of any federal government shutdown;
•
the failure to maintain current technologies and/or to successfully implement future information technology enhancements;
•
successful cyberattacks against our IT infrastructure and that of our IT and third-party providers;
•
increased FDIC insurance premiums;
•
adverse weather conditions;
•
the current or anticipated impact of military conflict, terrorism or other geopolitical events;
•
our inability to successfully generate new business and brand recognition in new geographic markets, including our expansion into New York City and Long Island;
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
•
changes in governmental regulation, including, but not limited to, changes in the monetary and fiscal policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
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

The allowance for credit losses is a valuation allowance, which represents Management’s estimate of expected credit losses in the loan portfolio calculated in accordance with ASC 326, "Credit Losses". The process to determine expected credit losses utilizes analytic tools and Management judgment and is reviewed on a quarterly basis. When Management is reasonably certain that a loan balance is not fully collectable, an analysis is completed whereby a specific reserve may be established or a full or partial charge-off is recorded against the allowance. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance via a quantitative analysis, which considers available information from internal and external sources related to past loan loss and prepayment experience and current economic conditions, as well as the incorporation of reasonable and supportable economic forecasts. Management evaluates a variety of factors, including available published economic information, in arriving at its forecasts. Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. Also included in the allowance for credit losses are qualitative reserves that are expected, but, in the Management’s assessment, may not be adequately represented in the quantitative analysis or the forecasts described above. Factors may include, among others, changes in lending policies and procedures, size and composition of the portfolio, experience and depth of Management and the effect of external factors such as competition and legal and regulatory requirements. The allowance is available for any loan that, in Management’s judgment, should be charged off.

Although Management uses the best information available, the level of the allowance for credit losses remains an estimate, which is subject to significant judgment and short-term change. Various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for credit losses. Such agencies may require the Company to make additional provisions for credit losses based upon information available to them at the time of their examination. Furthermore, the majority of the Company’s loans are secured by real estate in New Jersey and the boroughs of New York City. Accordingly, the collectability of a substantial portion of the Company’s loan portfolio is susceptible to changes in local market conditions, rent control regulations and any adverse economic conditions. Future adjustments to the provision for credit losses and the allowance for credit losses may be necessary due to economic, operating, regulatory and other conditions beyond the Company’s control.

The Company’s quantitative component of its allowance for credit losses for collectively evaluated loans is calculated with an economic forecast sourced from Moody’s. Management performed a hypothetical sensitivity analysis to understand the impact of changes in the economic forecast as a key input in our calculation of the allowance for credit losses for collectively evaluated loans. Within the various economic scenarios considered for this hypothetical sensitivity analysis, as of December 31, 2025, the quantitative estimate of the allowance for credit loss for collectively evaluated loans would increase by approximately $23 million under sole consideration of an adverse Moody’s economic forecast, which when stressed, resulted in the national unemployment rate increasing to 8.3 percent and negative growth for national GDP of approximately 2.6 percent. The hypothetical sensitivity calculation reflects the sensitivity of the modeled allowance estimate to macroeconomic forecast data but lacks other qualitative overlays and other qualitative adjustments that are part of the quarterly allowance calculation process. As such, this does not necessarily reflect the nature and extent of future changes in the allowance for reasons including increases or decreases in qualitative adjustments, changes in the risk profile, size and composition of the loan portfolio, changes in the severity of the macroeconomic scenario and the range of scenarios under management consideration.

OVERVIEW: The following discussion and analysis is intended to provide information about the financial condition and results of operations of the Company and its subsidiaries on a consolidated basis and should be read in conjunction with the consolidated financial statements and the related notes and supplemental financial information appearing elsewhere in this report.

For the year ended December 31, 2025, the Company recorded net income of $37.3 million, and diluted earnings per share of $2.10, compared to $33.0 million and $1.85, respectively, for 2024, reflecting increases of $4.3 million, or 13 percent, and $0.25 per share, or 14 percent, respectively. During 2025, the Company continued to focus on its expansion into the metro New York region. During 2025, the Company added six new production teams in Long Island. The Company's metro New York initiative has resulted in approximately $1.9 billion in new core relationship deposits, 31 percent of which is in noninterest-bearing accounts. The Company also grew the wealth management team through the addition of experienced advisers to help serve the expanded geography throughout the metro NY market.

The following are selected highlights from 2025:

•
At December 31, 2025, the market value of assets under management in our Wealth Management Division grew by $1.2 billion to $13.1 billion, reflecting an increase of 10 percent from $11.9 billion at December 31, 2024.
•
Wealth Management fee income was $63.2 million in 2025, which comprised 22 percent of the Company's total revenue for the year.

•
Total loans increased by $741 million, or 13 percent, to $6.3 billion at December 31, 2025 compared to $5.5 billion at December 31, 2024.
•
At December 31, 2025, total C&I loans (including equipment finance loans) comprised 44 percent of the total loan portfolio.
•
Total deposits increased by $460 million, or 8 percent, to $6.6 billion at December 31, 2025 compared to $6.1 billion at December 31, 2024.
•
Noninterest-bearing demand deposits increased by $316 million, or 28 percent, to $1.4 billion as of December 31, 2025.
•
Core deposits (which includes noninterest-bearing demand and interest-bearing demand, savings and money market accounts) represent 94 percent of total deposits at December 31, 2025.
•
Book value per share increased 9 percent to $37.49 at December 31, 2025 from $34.45 at December 31, 2024.
•
The Company and the Bank’s capital ratios at December 31, 2025 remain well above regulatory well capitalized standards.

EARNINGS SUMMARY: The following table presents certain key aspects of our performance for the years ended December 31, 2025, 2024 and 2023.

	At or for the Years Ended December 31,			Change
(Dollars in thousands, except share and per share data)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Results of Operations:
Interest income	$362,525	$327,801	$304,010	$34,724	$23,791
Interest expense	161,615	178,795	147,921	(17,180)	30,874
Net interest income	200,910	149,006	156,089	51,904	(7,083)
Provision for credit losses	23,518	7,500	14,091	16,018	(6,591)
Net interest income after provision for credit losses	177,392	141,506	141,998	35,886	(492)
Wealth management fee income	63,240	61,458	55,747	1,782	5,711
Other income	18,845	17,664	17,831	1,181	(167)
Total operating expense	207,168	175,676	148,295	31,492	27,381
Income before income tax expense	52,309	44,952	67,281	7,357	(22,329)
Income tax expense	14,983	11,964	18,427	3,019	(6,463)
Net income	$37,326	$32,988	$48,854	$4,338	$(15,866)

Per Share Data:
Basic earnings per common share	$2.12	$1.87	$2.74	$0.25	$(0.87)
Diluted earnings per common share	2.10	1.85	2.71	0.25	(0.86)
Cash dividends declared	0.20	0.20	0.20	—	—
Book value end-of-period	37.49	34.45	32.90	3.04	1.55

Average common shares outstanding	17,612,244	17,664,640	17,849,558	(52,396)	(184,918)
Common stock equivalents (dilutive)	137,635	175,121	199,494	(37,486)	(24,373)
Diluted average common shares outstanding	17,749,879	17,839,761	18,049,052	(89,882)	(209,291)

Average equity to average assets	8.70%	8.97%	8.70%	(0.27)%	0.27%
Return on average assets	0.52	0.50	0.76	0.02	(0.26)
Return on average equity	5.95	5.61	8.77	0.34	(3.16)
Dividend payout ratio (A)	9.43	10.70	7.28	(1.27)	3.42

Net interest margin (B)	2.84	2.32	2.48	0.52	(0.16)
Noninterest expenses to average assets	2.87	2.68	2.32	0.19	0.36
Noninterest income to average assets	1.14	1.21	1.15	(0.07)	0.06

Balance sheet data (at period end):
Total assets	$7,526,409	$7,011,238	$6,476,857	$515,171	$534,381
Securities held to maturity	95,862	101,635	107,755	(5,773)	(6,120)
Securities available to sale	774,203	784,544	550,617	(10,341)	233,927
Total loans	6,253,736	5,512,326	5,429,325	741,410	83,001
Allowance for credit losses	71,039	72,992	65,888	(1,953)	7,104
Total deposits	6,588,979	6,129,022	5,274,114	459,957	854,908
Total shareholders’ equity	658,206	605,849	583,681	52,357	22,168
Cash dividends:
Common	3,521	3,530	3,558	(9)	(28)
Assets under management and/or administration (market value)	$ 13.1 billion	$ 11.9 billion	$ 10.9 billion	$ 1.2 billion	$ 1.0 billion

	At or for the Years Ended December 31,			Change
	2025	2024	2023	2025 vs 2024	2024 vs 2023
Asset quality ratios (at period end):
Nonperforming loans to total loans	1.09%	1.82%	1.13%	(0.73)%	0.69%
Nonperforming assets to total assets	0.91	1.43	0.95	(0.52)	0.48
Allowance for credit losses to nonperforming loans	104.10	72.87	107.44	31.23	(34.57)
Allowance for credit losses to total loans	1.14	1.32	1.21	(0.18)	0.11
Net charge-offs to average loans plus other real estate owned	0.44	0.01	0.17	0.43	(0.16)

Liquidity and capital ratios:
Average loans to average deposits	92.10%	94.14%	102.29%	(2.04)%	(8.15)%
Total shareholders’ equity to total assets	8.75	8.64	9.01	0.11	(0.37)

Selected Balance Sheet Ratios of the Company:
Regulatory total capital to risk-weighted assets	12.68%	14.84%	14.95%	(2.16)%	(0.11)%
Regulatory leverage ratio	8.87	9.01	9.19	(0.14)	(0.18)
Noninterest-bearing deposits to total deposits	21.68	18.16	18.16	3.52	(0.00)
Time deposits to total deposits	6.20	8.01	10.85	(1.81)	(2.84)

(A) Dividend payout ratio is calculated by dividing cash dividends by net income.

(B) Net interest income on a fully tax equivalent basis, using a 21 percent federal income tax rate, as a percentage of total average interest-earning assets.

2025 compared to 2024

The Company recorded net income of $37.3 million and diluted earnings per share of $2.10 for the year ended December 31, 2025, compared to net income of $33.0 million and diluted earnings per share of $1.85 for the year ended December 31, 2024. These results produced a return on average assets of 0.52 percent and 0.50 percent for 2025 and 2024, respectively, and a return on average shareholders’ equity of 5.95 percent and 5.61 percent for 2025 and 2024, respectively.

The increase in net income for 2025 was principally driven by increased net interest income partially offset by increased provision for credit losses and increased operating expenses, which was principally attributable to the expansion of our private banking model that offers a single point of contact for all banking services into the metro New York City market. This strategy and metro New York City expansion continues to deliver lower-cost core deposit relationships resulting in consistent improvement in our cost of funds and net interest margin. During 2025, deposits grew $460.0 million, which included $316.0 million in noninterest-bearing demand deposits.

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

The following table compares the average balance sheets, interest rate spreads and net interest margins for the years ended December 31, 2025, 2024 and 2023 (on a fully tax-equivalent basis "FTE"):

Year Ended December 31, 2025
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (A)	$997,712	$31,513	3.16%
Tax-exempt (A)(B)	—	—	—
Loans (B)(C):
Mortgages	638,855	28,615	4.48
Commercial mortgages	2,448,097	111,744	4.56
Commercial	2,559,260	167,998	6.56
Commercial construction	63	5	7.94
Installment	146,553	10,036	6.85
Home Equity	52,068	3,851	7.40
Other	376	20	5.40
Total loans	5,845,272	322,269	5.51
Federal funds sold	—	—	—
Interest-earning deposits	262,985	9,684	3.68
Total interest-earning assets	7,105,969	363,466	5.11%
Noninterest-earning assets:
Cash and due from banks	9,335
Allowance for loan losses	(75,515)
Premises and equipment	35,358
Other assets	132,386
Total noninterest-earning assets	101,564
Total assets	$7,207,533
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$3,573,710	$113,543	3.18%
Money markets	999,858	27,470	2.75
Savings	104,744	616	0.59
Certificates of deposit - retail and listing service	433,633	14,970	3.45
Subtotal interest-bearing deposits	5,111,945	156,599	3.06
Interest-bearing demand - brokered	4,740	210	4.43
Certificates of deposit - brokered	—	—	—
Total interest-bearing deposits	5,116,685	156,809	3.06
Borrowed funds	12,067	543	4.50
Finance lease liability	1,262	53	4.20
Subordinated debt	105,781	4,210	3.98
Total interest-bearing liabilities	5,235,795	161,615	3.09%
Noninterest-bearing liabilities:
Demand deposits	1,229,755
Accrued expenses and other liabilities	114,613
Total noninterest-bearing liabilities	1,344,368
Shareholders’ equity	627,370
Total liabilities and shareholders’ equity	$7,207,533
Net interest income		$201,851
Net interest spread			2.02%
Net interest margin (D)			2.84%

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
(D)
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

Year Ended December 31, 2023
	Average	Income/Expense	Yield
(Dollars in thousands)	Balance	(FTE)	(FTE)
Assets:
Interest-earnings assets:
Investments:
Taxable (A)	$800,811	$19,743	2.47%
Tax-exempt (A)(B)	1,251	50	4.00
Loans (B)(C):
Mortgages	562,488	19,733	3.51
Commercial mortgages	2,494,427	108,819	4.36
Commercial	2,254,617	144,141	6.39
Commercial construction	10,115	918	9.08
Installment	51,929	3,454	6.65
Home Equity	34,332	2,624	7.64
Other	257	29	11.28
Total loans	5,408,165	279,718	5.17
Federal funds sold	—	—	—
Interest-earning deposits	146,977	6,075	4.13
Total interest-earning assets	6,357,204	305,586	4.81%
Noninterest-earning assets:
Cash and due from banks	8,973
Allowance for loan losses	(64,149)
Premises and equipment	23,986
Other assets	79,192
Total noninterest-earning assets	48,002
Total assets	$6,405,206
Liabilities and shareholders’ equity:
Interest-bearing deposits:
Checking	$2,777,390	$88,829	3.20%
Money markets	862,686	18,432	2.14
Savings	124,538	229	0.18
Certificates of deposit - retail and listing service	400,155	11,736	2.93
Subtotal interest-bearing deposits	4,164,769	119,226	2.86
Interest-bearing demand – brokered	13,973	611	4.37
Certificates of deposit – brokered	67,998	3,038	4.47
Total interest-bearing deposits	4,246,740	122,875	2.89
Borrowed funds	337,777	18,204	5.39
Finance lease liability	4,018	191	4.75
Subordinated debt	133,127	6,651	5.00
Total interest-bearing liabilities	4,721,662	147,921	3.13%
Noninterest-bearing liabilities:
Demand deposits	1,040,403
Accrued expenses and other liabilities	86,193
Total noninterest-bearing liabilities	1,126,596
Shareholders’ equity	556,948
Total liabilities and shareholders’ equity	$6,405,206
Net interest income		$157,665
Net interest spread			1.68%
Net interest margin (D)			2.48%

(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal income tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on an FTE basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on an FTE basis) for the periods indicated are shown below:

	Year Ended 2025 Compared with 2024			Year Ended 2024 Compared with 2023
			Net			Net
	Difference due to		Change In	Change In		Change In
	Change In:		Income/	Income/		Income/
(In Thousands):	Volume	Rate	Expense	Volume	Rate	Expense
ASSETS:
Investments	$5,178	$2,933	$8,111	$1,084	$2,526	$3,610
Loans	33,077	(2,616)	30,461	(2,854)	14,944	12,090
Federal funds sold	—	—	—	—	—	—
Interest-earning deposits	(1,461)	(2,499)	(3,960)	6,826	743	7,569
Total interest income	$36,794	$(2,182)	$34,612	$5,056	$18,213	$23,269
LIABILITIES:
Checking	$15,333	$(20,287)	$(4,954)	$13,624	$16,044	$29,668
Money market	5,690	(3,071)	2,619	747	5,672	6,419
Savings	(2)	208	206	(40)	221	181
Certificates of deposit - retail	(2,597)	(3,417)	(6,014)	3,414	5,834	9,248
Certificates of deposit - brokered	(1,475)	(1,475)	(2,950)	(457)	369	(88)
Interest bearing demand brokered	(242)	(70)	(312)	(193)	104	(89)
Borrowed funds	(2,563)	(742)	(3,305)	(15,782)	1,426	(14,356)
Finance lease liability	(40)	4	(36)	(76)	(26)	(102)
Subordinated debt	(1,236)	(1,198)	(2,434)	16	(23)	(7)
Total interest expense	$12,868	$(30,048)	$(17,180)	$1,253	$29,621	$30,874
Net interest income	$23,926	$27,866	$51,792	$3,803	$(11,408)	$(7,605)

2025 compared to 2024

Net interest income, on a fully tax-equivalent basis, increased $51.8 million, or 35 percent, in 2025 to $201.9 million compared to $150.1 million in 2024. The net interest margin ("NIM") was 2.84 percent and 2.32 percent for the years ended December 31, 2025 and 2024, respectively, an increase of 52 basis points year over year. Net interest income, on a fully tax-equivalent basis, and NIM improved primarily due to continued growth in lower-costing client deposit relationships, which were used to fund loan production and investment purchases and allowed less reliance on higher-costing deposit balances and borrowed funds. The Bank also benefited from the 175 basis-point reduction in the target federal funds rate by the Federal Reserve from the latter half of 2024 through 2025, which lowered deposit costs and supported margin expansion.

The average balance of interest-earning assets increased by $625.4 million to $7.11 billion at December 31, 2025 compared to $6.48 billion at 2024. The increase was predominately driven by growth in the average balance of loans of $512.1 million, and investments of $147.8 million, partially offset by a decline in the average balance of interest earnings deposits of $34.5 million.

The increase in average balance of loans was primarily driven by an increase in commercial loans, residential and commercial mortgages, and installment loans, offset slightly by a decline in commercial construction. The average balance of commercial loans increased by $342.9 million to $2.56 billion in 2025 compared to $2.22 billion in 2024. The average balances of residential mortgages grew $56.8 million to $638.9 million for the year ended December 31, 2025 from $582.0 million in 2024. The average balances of commercial mortgages grew $41.4 million to $2.45 billion in 2025 compared to $2.41 billion in 2024. Additionally, the average balance of installment loans increased by $75.7 million to $146.6 million in 2025 as compared to $70.9 million in 2024. The increase in the average balance of loans was primarily a result of increasing loan demand from customers due to a lower interest rate environment, our expansion into the metro New York region and improving economic conditions.

Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies. The combined average balance of these investments during the year ended December 31, 2025 was $263.0 million with an average yield of 3.68 percent as compared to $297.4 million and an average yield of 4.59 percent for 2024. The decrease reflected cash used to fund loan originations and investment purchases. The decrease in the rate reflected the lower interest rate environment.

The average yields earned on interest-earning assets for 2025 remained stable when comparing to 2024. The yield on interest-earning assets increased four basis points to 5.11 percent for the year ended December 31, 2025, when compared to 2024.

The increase in the average yield on total investments for the year ended December 31, 2025 compared to 2024 reflected purchases of higher-yielding securities in 2024 and 2025. The average yield on investments increased by 41 basis points to 3.16 percent for the year ended December 31, 2025 as compared to 2.75 percent for 2024.

The average yield on total loans for 2025 remained stable up four basis points to 5.51 percent for 2025 when compared to 5.47 percent for 2024. The average yield on residential mortgages increased 53 basis points to 4.48 percent for the year ended December 31, 2025, when compared to 3.95 percent for 2024. The average yield on commercial mortgages increased nine basis points to 4.56 percent for the year ended December 31, 2025, when compared to 2024. Mortgage-related yields rose in 2025 despite Federal Funds rate cuts, as rates remained elevated at the longer end of the yield curve, along with more seasoned lower-coupon mortgages being replaced with higher-yielding originations. The yield on commercial loans for the year ended December 31, 2025 decreased 28 basis points to 6.56 percent from 6.84 percent for the year ended December 31, 2024. The average yield on commercial loans decreased for 2025 due to a decrease in the target Federal Funds rate of 175 basis points from the second half of 2024 through December 31, 2025, which had a greater impact on these loans, which are typically floating rates with short repricing periods. As of December 31, 2025, 30 percent of all loans will reprice within one month, 35 percent within three months and 51 percent within one year.

The average balance of interest-bearing liabilities totaled $5.24 billion for 2025 representing an increase of $368.1 million, or 8 percent, from $4.87 billion in 2024. The increase in interest-bearing liabilities was primarily due to an increase in the average balance of interest-bearing deposits of $449.9 million to $5.12 billion in 2025 from $4.67 billion in 2024. This increase was partially offset by a decrease in overnight borrowings of $53.2 million to $12.1 million in 2025 from $65.3 million in 2024 and a decrease in subordinated debt of $27.6 million to $105.8 million in 2025 from $133.4 million in 2024.

The increase in the average balance of interest-bearing deposits was primarily due to an increase in the average balance of interest-bearing checking accounts of $424.2 million to $3.57 billion and money markets of $157.3 million to $999.9 million, partially offset by a decrease in the average balance of certificates of deposit of $67.2 million in 2025. The increase in interest-bearing checking deposits was principally attributable to our continued expansion into the metro New York region and client demand for FDIC insured products, which we can offer through a reciprocal deposit program. Our expansion into the metro New York market has allowed us to grow lower-cost, relationship deposits, while reducing the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources.

The decrease in the average balance of borrowings from $65.3 million to $12.1 million for 2025 was driven by the growth in client deposits led by the Company's expansion into New York City, which were used to pay down borrowings.

For the years ended December 31, 2025 and 2024, the cost of interest-bearing liabilities was 3.09 percent and 3.67 percent, respectively, reflecting a decrease of 58 basis points. The decrease was driven by a decrease in the average cost of interest-bearing deposits of 54 basis points to 3.06 percent for 2025 and a decrease in the average cost of certificates of deposit of 74 basis points to 3.45 percent for 2025. The Company also benefited from lower short-term borrowing costs for the year ended December 31, 2025, which decreased by 139 basis points to 4.50 percent when compared to 5.89 percent for the same period in 2024. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 175 basis points during the latter half of 2024 through the end of 2025, and a change in the composition of the deposit portfolio with a greater concentration of lower-cost core relationship deposits.

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

At December 31, 2025, the Company had investment securities held to maturity with an amortized cost of $95.9 million and an estimated fair value of $87.5 million compared with an amortized cost of $101.6 million and an estimated fair value of $88.7 million at December 31, 2024.

At December 31, 2025, the Company had investment securities available for sale with an estimated fair value of $774.2 million compared with $784.5 million at December 31, 2024. A net unrealized loss (net of income tax) of $49.3 million and $72.1 million related to these securities were included in shareholders’ equity at December 31, 2025 and 2024, respectively.

The Company had one equity security (a CRA investment security) with a fair value of $13.5 million and $13.0 million at December 31, 2025 and 2024, respectively, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized gain of $418,000 for the year ended December 31, 2025, as compared to a $125,000 unrealized loss for the year ended December 31, 2024. Additionally, the Company sold its Visa B shares, which resulted in a positive fair value adjustment to equity securities of $953,000 recognized in the Consolidated Statements of Income during the year ended December 31, 2024.

The amortized cost and fair value of investment securities held to maturity and available for sale at December 31, 2025, 2024 and 2023 are shown below:

	2025		2024		2023
(In thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Investment securities - held to maturity:
U.S. government-sponsored agencies	$40,000	$38,875	$40,000	$37,334	$40,000	$36,631
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	55,862	48,616	61,635	51,316	67,755	57,784
Total investment securities - held to maturity	$95,862	$87,491	$101,635	$88,650	$107,755	$94,415
Investment securities - available for sale:
U.S. government-sponsored agencies	$244,833	$211,223	$244,813	$196,914	$244,794	$197,691
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	561,794	530,365	595,789	548,612	363,893	320,796
SBA pool securities	19,345	17,212	27,772	24,482	27,148	23,404
Corporate bond	15,500	15,403	15,500	14,536	10,000	8,726
Total investment securities - available for sale	$841,472	$774,203	$883,874	$784,544	$645,835	$550,617
Total investment securities	$937,334	$861,694	$985,509	$873,194	$753,590	$645,032

The following table presents the contractual maturities and yields of debt securities held to maturity and available for sale as of December 31, 2025. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities - held to maturity:
U.S. government-sponsored agencies	$15,000	$25,000	$—	$—	$40,000
	1.35%	1.64%	—%	—%	1.53%
Mortgage-backed securities-	$—	$—	$—	$55,862	$55,862
residential (A)	—%	—%	—%	2.15%	2.15%
Total investment securities - held to maturity	$15,000	$25,000	$—	$55,862	$95,862
	1.35%	1.64%	—%	2.15%	1.89%

Investment securities - available for sale:
U.S. government-sponsored agencies	$—	$78,020	$88,930	$44,273	$211,223
	—%	1.34%	1.63%	1.76%	1.56%
Mortgage-backed securities-	$50,079	$8,589	$10,262	$461,435	$530,365
residential (A)	4.57%	2.29%	1.62%	3.88%	3.87%
SBA pool securities	$—	$1,575	$9,012	$6,625	$17,212
	—%	3.26%	1.85%	1.19%	1.69%
Corporate bond	$—	$—	$15,403	$—	$15,403
	—%	—%	6.32%	—%	6.32%
Total investment securities - available for sale	$50,079	$88,184	$123,607	$512,333	$774,203
	4.57%	1.46%	2.16%	3.63%	3.19%
Total investment securities	$65,079	$113,184	$123,607	$568,195	$870,065
	3.83%	1.50%	2.16%	3.49%	3.05%
(A)
Shown using stated final maturity

LOANS: The loan portfolio represents the largest portion of the Company’s interest-earning assets and is the primary source of interest income. Loans are primarily originated in New Jersey and the boroughs of New York City and, to a lesser extent, Pennsylvania. The Company also offers equipment financing loan and leases that are originated nationally. As of December 31, 2025, 44 percent of the total loan portfolio consisted of C&I loans (including equipment financing), 30 percent of multifamily loans, 12 percent of commercial mortgages and 10 percent of residential mortgages.

Total loans were $6.3 billion and $5.5 billion at December 31, 2025 and 2024, respectively, an increase of $741.4 million, over the previous year. Residential loans increased $32.9 million to $647.8 million at December 31, 2025 from $614.8 million at December 31, 2024. Multifamily mortgage loans were $1.9 billion at December 31, 2025, an increase of $62.8 million, or 3 percent, when compared to $1.8 billion at December 31, 2024. During 2025, commercial mortgages increased $186.3 million to $774.4 million when compared to $588.1 million at December 31, 2024. The increase in commercial mortgages was bolstered by our focus on attracting clients that bring a full relationship to the Bank coupled with improved lender liquidity. Commercial loans, which includes equipment financing, totaled $2.7 billion at December 31, 2025. This was an increase of $332.3 million, or 14 percent, when compared to December 31, 2024. Commercial loan growth was driven by business expansion and capital investment.

The Company originates loans that are partially guaranteed by the SBA, to provide working capital and/or, finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up and smaller businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion held in the loan portfolio. During 2025, the Bank sold $19.2 million of the guaranteed portion of SBA loans into the secondary market. As of December 31, 2025, the balance of the non-guaranteed portion of SBA loans held on our balance sheet totaled $36.7 million, which, and was included in commercial loans.

The following table presents the contractual repayments of the loan portfolio, by loan type, at December 31, 2025:

			After 5 But
	Within	After 1 But	Within	After
(In thousands)	One Year	Within 5 Years	15 Years	15 Years	Total
Residential mortgage	$7,732	$20,529	$58,897	$560,608	$647,766
Commercial mortgage (including multifamily)	244,357	955,614	1,402,171	34,878	2,637,020
Commercial loans (including equipment financing)	565,863	1,427,269	663,256	65,059	2,721,447
Commercial construction	—	—	495	—	495
Home equity lines of credit	603	—	1,559	57,144	59,306
Consumer and other loans	395	48,284	99,637	39,386	187,702
Total loans	$818,950	$2,451,696	$2,226,015	$757,075	$6,253,736

The following table presents the loans, by loan type, that have a fixed interest rate and an adjustable interest rate due after one year:

	Fixed	Adjustable
(In thousands)	Interest Rate	Interest Rate
Residential mortgage	$634,675	$5,359
Commercial mortgage (including multifamily)	1,994,878	397,785
Commercial loans (including equipment financing)	1,215,160	940,424
Commercial construction	495	—
Home equity lines of credit	—	58,703
Consumer and other loans	103,520	83,787
Total loans	$3,948,728	$1,486,058

The Company has not made nor invested in subprime loans or “Alt-A” type mortgages.

The geographic breakdown of the multifamily portfolio, net of participated multifamily loans, at December 31, 2025 was as follows:

(Dollars in thousands)
New York	$1,014,476	55%
New Jersey	582,207	31
Pennsylvania	206,637	11
Other	59,272	3
Total Multifamily	$1,862,592	100%

A further breakdown of the multifamily portfolio by county within each respective State was as follows:

New Jersey		New York		Pennsylvania
Essex County	26%	Bronx County	42%	Philadelphia County	57%
Hudson County	24	Kings County	26	Lehigh County	15
Union County	20	New York County	20	York County	12
Bergen County	10	Westchester County	4	Lycoming County	4
Morris County	8	Queens County	4	Bucks County	3
Monmouth County	3	All other NY counties	4	All other PA counties	9
All other NJ counties	9

Total	100%	Total	100%	Total	100%

Principal types of owner occupied commercial real estate properties (by Call Report code), included in commercial mortgage loans on the balance sheet, at December 31, 2025 were:

(Dollars in thousands)
Industrial (including Warehouse)	$87,818	30%
Office Buildings/Office Condominiums	64,693	22
Retail Buildings/Shopping Centers	39,126	14
Medical Offices	23,885	8
Other Owner Occupied CRE Properties	74,279	26
Total Owner Occupied CRE Loans	$289,801	100%

Principal types of non-owner occupied commercial real estate properties (by Call Report code), at December 31, 2025 were as follows. These loans are included in commercial mortgage loans and commercial loans on the Company’s balance sheet.

(Dollars in thousands)
Retail Buildings/Shopping Centers	$289,507	26%
Healthcare	227,535	21
Office Buildings/Office Condominiums	165,954	15
Mixed Use (Commercial/Residential)	106,145	10
Hotels and Hospitality	84,202	8
Medical Offices	73,011	7
Industrial (including Warehouse)	50,252	4
Mixed Use (Retail/Office)	45,859	4
Other Non-Owner Occupied CRE Properties	58,617	5
Total Non-Owner Occupied CRE Loans	$1,101,082	100%

At December 31, 2025 and 2024, the Bank had a concentration in commercial real estate loans as defined by applicable regulatory guidance. The following table presents such concentration levels at December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Multifamily mortgage loans as a percent of total regulatory capital of the Bank	231%	225%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	136	122

Total CRE concentration	367%	347%

The CRE concentration as a percentage of regulatory capital is monitored by Management. Management believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

GOODWILL: At both December 31, 2025 and 2024, goodwill was $36.2 million, primarily as a result of the acquisition of registered investment advisors related to the Company's Wealth Management Division. The Bank currently intends to continue to grow its wealth management business through growth in existing relationships, attraction of new clients and acquisitions. Future acquisitions could result in additional goodwill.

DEPOSITS: The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2025		2024
Noninterest-bearing demand deposits	$1,428,745	21.68%	$1,112,734	18.16%
Interest-bearing checking	3,448,497	52.34	3,334,269	54.40
Savings	105,123	1.59	103,136	1.68
Money market	1,197,995	18.18	1,078,024	17.59
Certificates of deposit - retail	408,219	6.20	483,998	7.90
Certificates of deposit - listing service	400	0.01	6,861	0.11
Subtotal deposits	6,588,979	100.00	6,119,022	99.84
Interest-bearing demand - Brokered	—	—	10,000	0.16
Total deposits	$6,588,979	100.00%	$6,129,022	100.00%

At December 31, 2025 and 2024, the Company reported total deposits of $6.6 billion and $6.1 billion, an increase of $460.0 million, or 8 percent. The Company’s strategy is to fund a majority of its loan growth with core deposits, which is an important factor in the generation of net interest income. The increase in deposits was primarily due to increases of $316.0 million in noninterest-bearing demand deposits, $114.2 million in interest-bearing checking and $120.0 million in money market deposits. The growth in new client relationships was due to our continued expansion into the metro New York City market; client demand for FDIC insured products offered through our reciprocal deposit program; a focus on providing high-touch client service; and a full array of treasury management products that support core deposit growth. The Company has also successfully focused on:

•
Growth in deposits associated with its private banking relationships and
•
Business and personal core deposit generation, particularly noninterest-bearing checking accounts.

The Company is a participant in the Reich & Tang demand Deposit Marketplace ("DDM") program and the Promontory Program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts at other participating banks. Customer funds are placed at one or more participating banks to ensure that each deposit customer is eligible for the full amount of FDIC insurance. As a participant, the Company receives an equal amount of reciprocal deposits from other participating banks. Such average reciprocal deposit balances were $1.92 billion and $1.31 billion for 2025 and 2024, respectively.

At December 31, 2025, uninsured/unprotected deposits were approximately $1.90 billion, or 29 percent of total deposits. This amount was adjusted to exclude $317 million of public fund deposit balances, which are fully-collateralized by securities and an FHLBNY letter of credit. The Company continues to leverage interest rate swaps to extend the duration to the matched deposits. At December 31, 2025, the Company had transacted pay fixed, receive floating interest rate swaps totaling $305.0 million in notional amount.

The following table sets forth information concerning the composition of the Company’s average balance of deposits and average interest rates paid for the following years:

(Dollars in thousands)	2025		2024		2023
Noninterest-bearing demand	$1,229,755	—%	$998,497	—%	$1,040,403	—%
Checking	3,573,710	3.18	3,149,550	3.76	2,777,390	3.20
Savings	104,744	0.59	105,351	0.39	124,538	0.18
Money markets	999,858	2.75	842,606	2.95	862,686	2.14
Certificates of deposit - retail and listing service	433,633	3.45	500,842	4.19	400,155	2.93
Interest-bearing demand - brokered	4,740	4.43	10,000	5.22	13,973	4.37
Certificates of deposit - brokered	—	—	58,425	5.05	67,998	4.47
Total deposits	$6,346,440	2.47%	$5,665,271	2.97%	$5,287,143	2.32%

At December 31, 2025, the Company carried $ 1.90 billion in deposits that exceed the FDIC insurance limit of $250,000. At December 31, 2025, we had no deposits that were uninsured for any reason other than being in excess of the maximum amount for federal deposit insurance.

The following table shows the maturity for certificates of deposit of $250,000 or more as of December 31, 2025 (in thousands):

Three months or less	$35,814
Over three months through six months	67,666
Over six months through year	29,943
Over year	4,648
Total	$138,071

FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS: As part of our overall funding and liquidity management program, from time to time we borrow from the Federal Home Loan Bank (the "FHLB").

	As of December 31,
(Dollars in thousands)	2025	2024	2023
Amount outstanding at end of the year	$73,267	$—	$403,814
Weighted average interest rate end of the year	3.96%	—%	5.62%
Average daily balance during the year	$12,067	$65,299	$337,777
Weighted average interest rate during the year	4.50%	5.89%	5.39%
Maximum month-end balance during the year	$89,048	$401,655	$541,796

The Company had $73.3 million of overnight borrowings at the FHLB at a rate of 3.96 percent at December 31, 2025. At December 31, 2024, the Company had no overnight borrowings. The Company had $403.8 million of overnight borrowings at the FHLB at a rate of 5.62 percent at December 31, 2023.

At December 31, 2025, unused short-term or overnight borrowing commitments totaled $1.70 billion from the FHLB, $15.0 million from correspondent banks and $2.47 billion from the Federal Reserve Bank.

SUBORDINATED DEBT: In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes had a stated maturity of December 15, 2027, and an interest rate reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). The Company fully redeemed these notes plus $627,000 in unpaid interest on March 15, 2025. The remaining net issuance costs of $259,000 were written-off during the quarter ended March 31, 2025.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and had a fixed rate of 3.50 percent per year until December 22, 2025. From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears (which was 6.93 percent at December 31, 2025). Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity. The Company fully redeemed these notes, plus any accrued and unpaid interest on March 2, 2026.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

ALLOWANCE FOR CREDIT LOSSES AND RELATED PROVISION: The allowance for credit losses ("ACL") was $71.0 million at December 31, 2025 compared to $73.0 million at December 31, 2024. The decrease in the ACL was primarily due to charge-offs of $26.9 million and changes in the application of the methodology used to calculate the ACL, partially offset by a provision for credit losses of $23.6 million during 2025.

Charge-offs consisted of $13.9 million related to several C&I loans and $13.0 million related to five multifamily property credits that were resolved during 2025. A significant portion of the charge-offs were tied to previously established specific reserves. As those reserves were utilized, both the related loan balances and the previously allocated specific reserves declined, limiting their incremental impact on the overall ACL. The resolutions of these credits reduced portfolio uncertainty and concentration risk. The provision for credit losses of $23.6 million was driven by loan growth of $741.4 million and the establishment of $25.5 million in specific reserves on certain relationships.

At December 31, 2025, the ACL as a percentage of total loans outstanding was 1.14 percent compared to 1.32 percent at December 31, 2024. The decline in the ratio was driven by (i) the use of previously established specific reserves associated with the charge-offs noted above, (ii) strong loan growth during the year, which increased total loans outstanding, and (iii) the Company’s annual CECL model recalibration. The recalibration incorporated lower historical loss rates and reflected the current risk portfolio characteristics, resulting in a lower required general reserve.

Although charge-offs were higher in 2025, they were largely related to credits that had been previously identified and reserved and therefore did not represent a broad decline in overall portfolio credit quality. Credit metrics and risk rating trends across the remainder of the portfolio remained stable, and management's forward-looking economic assumptions at December 31, 2025 reflected a stable economic outlook.

Despite the lower ACL ratio, management believes the allowance for credit losses of $71.0 million, or 1.14 percent of total loans, appropriately reflects the current credit quality, portfolio composition, loan growth, and forward-looking economic conditions, and remains adequate to absorb expected credit losses as of December 31, 2025.

The provision for credit losses was $23.5 million for 2025, $7.5 million for 2024 and $14.1 million for 2023. Net charge-offs were significantly higher at $25.6 million, as compared to $392,000 for 2024, as the Company aggressively worked to reduce nonperforming asset balances in 2025. Net charge-offs for the year ended December 31, 2024 included $5.4 million in recoveries recorded on commercial loans in 2024.

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

a)
Primary Residential Mortgages. The Bank originates one- to four-family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. On a case-by-case basis, the Bank will lend in additional states. When reviewing residential mortgage loan applications, detailed verifiable information is gathered on income, assets, employment and a tri-merged credit report obtained from a credit repository that will determine total monthly debt obligations. Utilizing an independent appraisal from an approved appraisal management company, the Bank makes residential mortgage loans up to 80 percent of the appraised value. Maximum loan-to-value (“LTV”) is determined based on property type and loan amount. On primary residences and second home properties, LTVs range from a maximum of 80 percent for loan amounts to $2 million to 60 percent for loan amounts to $7.5 million. Loans greater than $7.5 million will also be considered based on the strength of the overall credit profile of the borrower. For investment properties, LTVs range from a maximum of 80 percent for loan amounts to $2 million to 65 percent for loan amounts to $5 million. Underwriting guidelines include (i) minimum credit report scores of 680 and (ii) a maximum debt to income ratio of 45 percent. The Bank may consider an exception to any guideline if there are strong compensating factors that mitigate any risk. Generally, the Bank retains in its portfolio residential mortgage loans with fixed-rate maturities of no greater than ten years, which then convert to annually adjusted floating rates. Community Development loans granted under the Affordable Housing Program are offered with 30-year maturities. Loans with longer maturities or lower credit scores are sold to secondary market investors. The Bank does not originate, purchase or carry any sub-prime mortgage loans.

Risk characteristics associated with primary residential mortgage loans typically involve major living or lifestyle changes to the borrower, including: unemployment or other loss of income; unexpected significant expenses, such as for catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential exposure for the Bank.

b)
Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one-to four-family properties in the Tri-State area. Junior lien loans are a revolving home equity line of credit. These loans are subordinate to a first mortgage which may be from another lending institution. The Bank requires that the mortgage securing the JLL be no lower than a second lien position. When reviewing the JLL application, the Bank collects detailed verifiable information regarding income, assets, employment and a credit report that determines total monthly debt obligations. The Bank uses an independent appraisal of the subject property on all applications. LTVs and combined LTVs are capped at 75 percent for home equity lines of credit if the property type is a primary residence. All applications for JLLs adhere to applicable underwriting standards and guidelines. Exceptions can be made to these guidelines with compensating factors that mitigate the risk associated with the exception. Primary risk characteristics associated with JLLs typically involve major living or lifestyle changes to the borrower are the same as noted above for Primary Residential Mortgages.
c)
Multifamily Loans. Multifamily loans are commercial mortgages on residential apartment buildings. Multifamily loans are expected to be repaid from the cash flows of the underlying property so the collective amount of rents must be sufficient to cover all operating expenses, maintenance, taxes and debt service. Increases in vacancy rates, interest rates or other changes in general economic and political conditions can have an impact on the borrower and their ability to repay the loan. Certain markets, such as the Boroughs of New York City, are rent regulated, and as such, feature rents that are below market rates. Historically, rent regulated properties have been characterized by relatively stable occupancy levels and longer-term tenants. It is noted, however, New York City rent regulated buildings have had an increased level of non-paying tenants with a very protracted eviction process, which has negatively impacted rent collections. As a loan asset class for many banks, multifamily loans historically have experienced much lower historical loss rates compared to other types of commercial lending, however, given the stress on the New York rent regulated buildings, it is not clear if this will continue.

The Bank’s loan policy allows loan to appraised value ratios of up to 75 percent and the overall portfolio average loan to value ratio was approximately 60 percent at December 31, 2025 based on appraisals at the time of origination or at renewal or if any update is required per regulations. The majority of all new originations have a ten-year maturity with a repricing of the interest rate after five years.

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

Commercial mortgage loans are generally made with an initial fixed rate with periodic rate resets at five years over an underlying market index. Resets may not be automatic and are subject to re-approval. Commercial mortgage loan terms include prepayment penalties and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

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

Commercial mortgage loans are generally made with an initial fixed rate with periodic rate resets at five years over an underlying market index. Resets may not be automatic and subject to re-approval. Commercial mortgage loan terms include prepayment penalties and generally require that the Bank escrow for real estate taxes. The Bank requires an independent appraisal, an assessment of the property’s condition, and appropriate environmental due diligence. With all commercial real estate loans, the Bank’s standard practice is to require a depository relationship.

f)
Commercial and Industrial Loans. The Bank provides lines of credit and term loans to operating companies for business purposes. The loans are generally secured by business assets such as accounts receivable, inventory, business vehicles and equipment as well as the stock of the company, if privately held. In addition, these loans may include commercial real estate as collateral to strengthen the Bank’s position and further mitigate risk. When underwriting business loans, among other things, the Bank evaluates the historical profitability and debt servicing capacity of the borrowing entity and the financial resources and character of the principal owners and guarantors.

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

g)
Leasing and Equipment Finance. Peapack Capital Corporation (“PCC”), a subsidiary of the Bank, offers a range of finance solutions nationally. PCC provides term loans and leases secured by assets financed for small, mid-size and large companies based in the U.S. Facilities tend to be fully drawn under fixed-rate terms. PCC serves a broad range of industries including transportation, manufacturing, heavy construction and utilities.

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

The following table presents the credit loss experience, by loan type, during the years ended December 31:

(Dollars in thousands)	2025	2024	2023	2022	2021
Average loans outstanding	$5,837,009	$5,327,594	$5,396,212	$5,105,200	$4,494,473

Allowance for credit losses at beginning of year (A)	$72,992	$65,888	$60,829	$61,697	$67,309
Day one CECL adjustment	—	—	—	(5,536)	—
Loans charged-off during the period:
Residential mortgage	—	43	—	—	12
Commercial mortgage	12,991	5,379	3,422	1,450	7,137
Commercial	13,880	345	5,594	—	5,019
Home equity lines of credit	—	—	—	3	—
Consumer and other	37	39	139	53	80
Total loans charged-off	26,908	5,806	9,155	1,506	12,248
Recoveries during the period:
Residential mortgage	—	—	52	15	—
Commercial mortgage	24	—	—	—	—
Commercial	1,286	5,409	—	254	66
Home equity lines of credit	—	—	—	—	85
Consumer and other	44	5	6	2	10
Total recoveries	1,354	5,414	58	271	161
Net charge-offs/(recoveries)	25,554	392	9,097	1,235	12,087
Provision charge to expense	23,601	7,496	14,156	5,903	6,475
Allowance for credit losses at end of year	$71,039	$72,992	$65,888	$60,829	$61,697

Ratios:
Allowance for credit losses/total loans (B)	1.14%	1.32%	1.21%	1.15%	1.28%
Allowance for loans collectively evaluated/total loans (B)	0.94%	1.09%	1.13%	1.12%	1.20%
Nonaccrual loans/total loans (B)	1.09%	1.82%	1.13%	0.36%	0.32%
Allowance for credit losses/ total nonperforming loans	104.10%	72.87%	107.44%	320.59%	396.18%
Net charge offs/average loans:
Residential mortgage	0.00%	0.00%	0.00%	0.00%	0.00%
Commercial mortgage	0.22%	0.10%	0.06%	0.03%	0.16%
Commercial	0.22%	-0.10%	0.10%	0.00%	0.11%
Home equity lines of credit	0.00%	0.00%	0.00%	0.00%	0.00%
Consumer and other	0.00%	0.00%	0.00%	0.00%	0.00%
Total net charge offs/average loans	0.44%	0.00%	0.16%	0.03%	0.27%
(A)
Commencing on January 1, 2022, the allowance calculation is based on the CECL methodology. Prior to January 1, 2022, the calculation was based on the incurred loss methodology. Provision to roll forward the ACL excludes a credit of $83,000, a provision of $4,000, a credit of $65,000 and a provision of $450,000 at December 31, 2025, 2024, 2023 and 2022, respectively, related to off-balance sheet commitments.
(B)
The December 31, 2024, 2023, 2022 and 2021 ACL coverage ratios include PPP loans of $297,000, $1.0 million, $1.7 million and $13.8 million, respectively.

The following table shows the allocation of the allowance for credit losses and the percentage of each loan category, by collateral type, to total loans as of December 31, of the years indicated:

		% of		% of		% of		% of		% of
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
		To Total		To Total		To Total		To Total		To Total
(Dollars in thousands)	2025	Loans	2024	Loans	2023	Loans	2022	Loans	2021	Loans
Residential	$5,536	11.1	$4,578	11.9	$4,108	11.5	$3,048	10.7	$1,520	11.3
Commercial and other	62,311	85.9	67,230	86.7	60,911	87.3	57,244	88.5	59,962	87.8
Consumer and other	3,192	3.0	1,184	1.4	869	1.2	537	0.8	215	0.9
Total	$71,039	100.0	$72,992	100.0	$65,888	100.0	$60,829	100.0	$61,697	100.0

The portion of the allowance for credit losses allocated to loans collectively evaluated for impairment, commonly referred to as general reserves, was $59.0 million at December 31, 2025 and $60.3 million at December 31, 2024. General reserves at December 31, 2025 represented 0.94 percent of loans collectively evaluated for impairment compared to 1.09 percent at December 31, 2024. Though loan balances grew in 2025, the overall general reserve coverage declined primarily due to the annual CECL model recalibration, which incorporated lower historical loss rates resulting in a lower required general reserve. The specific reserves on individually evaluated loans were $12.0 million at December 31, 2025 compared to $12.7 million at December 31, 2024.

The allowance for credit losses as a percentage of nonperforming loans increased to 104 percent due to a decrease in nonperforming loans. Nonperforming loans decreased from $100.2 million to $68.2 million impacted by $20.3 million attributed to one commercial loan relationship and $22.3 million to five multifamily loans that were resolved in 2025. Nonperforming loans are specifically evaluated for impairment. Also, the Company commonly records partial charge-offs of the excess of the principal balance over the fair value, less estimated costs to sell, of collateral for collateral-dependent impaired loans. As a result, the allowance for credit losses does not always change proportionately with changes in nonperforming loans. The Company charged off $26.6 million on loans identified as collateral-dependent individually evaluated loans during 2025. The Company charged off $5.4 million on loans identified as collateral-dependent impaired loans during 2024.

ASSET QUALITY: The following table presents various asset quality data at the dates indicated. These tables do not include loans held for sale.

	December 31,
(Dollars in thousands)	2025	2024	2023	2022	2021
Loans past due 30-89 days (A)	$26,555	$4,870	$34,589	$7,592	$8,606

Modifications	$131,230	$49,479	$3,254	$—	$—
Troubled debt restructured loans (B)	$—	$—	$—	$14,318	$3,575

Loans past due 90 days or more and still accruing interest	$—	$—	$—	$—	$—
Nonaccrual loans (C)	68,243	100,168	61,324	18,974	15,573
Total nonperforming loans	68,243	100,168	61,324	18,974	15,573
Other real estate owned	—	—	—	116	—
Total nonperforming assets	$68,243	$100,168	$61,324	$19,090	$15,573

Ratios:
Total nonperforming loans/total loans	1.09%	1.82%	1.13%	0.36%	0.32%
Total nonperforming loans/total assets	0.91	1.43	0.95	0.30	0.26
Total nonperforming assets/total assets	0.91	1.43	0.95	0.30	0.26

(A)
Included $14.2 million related to three multifamily loans and $4.2 million for one equipment lease at December 31, 2025. Included $16.5 million and $4.5 million outstanding to U.S. governmental entities at December 31, 2023 and December 31, 2022, respectively. Included $6.9 million for one equipment lease principally due to administrative issues with the servicer and at the lessee/borrower at December 31, 2021.

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

At December 31, 2025, there were no commitments to lend additional funds to borrowers whose loans were classified as nonperforming.

LOAN MODIFICATIONS:

The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification.

The following table presents the modified loans, by collateral type, at December 31, 2025:

	December 31,	Number of
(Dollars in thousands)	2025	Relationships
Primary residential mortgage	$690	3
Multifamily property	102,374	21
Commercial and industrial	28,166	13
Total	$131,230	37

The following table presents the modified loans, by collateral type, at December 31, 2024:

	December 31,	Number of
(Dollars in thousands)	2024	Relationships
Primary residential mortgage	$648	2
Investment commercial real estate	17,838	2
Commercial and industrial	30,993	9
Total	$49,479	13

The increase in modified loans was primarily due to modifications related to multifamily property credits during 2025. The increase in multifamily property modifications was driven by various relationships which were impacted by the limitations imposed on rent increases along with higher costs to maintain and operate rental properties. There were $160,000 in specific reserves on the multifamily property loans and $5.6 million in specific reserves on the commercial and industrial loans modified in 2025. Each of these loans was performing according to its modified terms as of December 31, 2025.

At December 31, 2025, there were fourteen modified loans totaling $37.2 million included in nonaccrual loans. At December 31, 2024, there were four modified loans of $3.6 million included in nonaccrual loans. At December 31, 2025, fourteen modified loans totaling $37.2 million were included in individually evaluated loans and had specific reserves of $5.8 million. At December 31, 2024, four modified loans of $3.6 million were included in individually evaluated loans and had a specific reserve of $86,000.

Except as disclosed, the Company did not have any potential problem loans at December 31, 2025 or December 31, 2024 that caused Management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans.

The following table presents individually evaluated loans, by collateral type, at December 31, 2025 and 2024:

	December 31,	Number of	December 31,	Number of
(Dollars in thousands)	2025	Relationships	2024	Relationships
Primary residential mortgage	$2,573	11	$2,779	10
Junior lien loan on residence	106	3	92	2
Multifamily property	31,343	5	53,105	10
Investment commercial real estate	11,557	2	11,684	2
Commercial and industrial	22,641	25	30,881	21
Lease financing	23	3	1,234	4
Total	$68,243	49	$99,775	49
Specific reserves, included in the allowance for loan losses	$12,034		$12,683

Loans individually evaluated totaled $68.2 million at December 31, 2025 as compared to $99.8 million at December 31, 2024, all of which were nonaccrual. The decrease was primarily due to the resolution of an equipment financing relationship with a loan balance of $20.3 million and six multifamily loans with balances totaling $25.9 million, partially offset by $17.3 million of commercial and industrial loans and $4.8 million of multifamily loans that migrated to nonperforming status during 2025. Individually evaluated loans included fourteen modified loans at December 31, 2025, totaling $37.2 million. Individually evaluated loans included four modified loans totaling $3.6 million at December 31, 2024.

CONTRACTUAL OBLIGATIONS: Leases represent obligations entered into by the Company for the use of land and premises. The leases generally have escalation terms based upon certain defined indexes. Common area maintenance charges may also apply and are adjusted annually based on the terms of the lease agreements. See Notes 1 and 15 in Notes in Consolidated Financial Statements for further discussion on leases.

Purchase obligations represent legally binding and enforceable agreements to purchase goods and services from third parties and consist of contractual obligations under data processing service agreements. The Company also enters into various routine rental and maintenance contracts for facilities and equipment. These contracts are generally for one year.

The Company is a limited partner in a Small Business Investment Company (“SBIC”). As of December 31, 2025, the Company had unfunded commitments of $6.7 million for its investment in SBIC qualified funds.

OFF-BALANCE SHEET ARRANGEMENTS: The following table shows the amounts and expected maturities of significant commitments, consisting primarily of letters of credit, as of December 31, 2025.

	Less Than			More Than
(In thousands)	One Year	1-3 Years	3-5 Years	5 Years	Total
Financial letters of credit	$49,620	$4,015	$2,518	$—	$56,153
Performance letters of credit	819	353	—	—	1,172
Interest rate lock commitments-residential mortgages	10,635	—	—	—	10,635
Total letters of credit	$61,074	$4,368	$2,518	$—	$67,960

Commitments under standby letters of credit, both financial and performance, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

OTHER INCOME: The following table presents the major components of other income (excluding income from our wealth management operations, which is discussed separately):

	Years Ended December 31,			Change
(In thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Service charges and fees	$4,807	$5,317	$5,152	$(510)	$165
Bank owned life insurance	1,675	1,556	1,269	119	287
Loan fee income	6,525	7,460	7,429	(935)	31
Gains on loans held for sale at fair value (mortgage banking)	132	163	91	(31)	72
Gain on securities sale, net	7	—	—	7	—
Fair value adjustment for equity securities	418	828	181	(410)	647
Fee income related to loan level, back-to-back swaps	492	—	—	492	—
(Loss)/gains on loans held for sale at lower of cost or fair value	(364)	23	—	(387)	23
Gain on sale of SBA loans	1,584	1,214	2,433	370	(1,219)
Corporate advisory fee income	820	1,032	219	(212)	813
Other income	2,749	71	1,057	2,678	(986)
Total other income	$18,845	$17,664	$17,831	$1,181	$(167)

2025 compared to 2024

The Company recorded total other income, excluding wealth management fee income, of $18.8 million in 2025, compared to $17.7 million for 2024, reflecting an increase of $1.2 million.

Service charges and fee income decreased in 2025 reflecting our shift from a retail‑oriented deposit base to a more commercially focused client portfolio, which typically generates lower fee activity.

The Company provides loans that are partially guaranteed by the SBA, to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate and that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market, with the non-guaranteed portion of SBA loans held in the loan portfolio. Gain on sale of SBA loans for 2025 increased by $370,000 to $1.6 million for 2025 compared to $1.2 million in 2024. The 2025 period was positively affected by the greater demand for capital as small business confidence improved, resulting in an increase in origination volumes.

The Company recorded corporate advisory fee income of $820,000 for 2025 compared to $1.0 million for 2024. The Company completed one corporate advisory/investment banking acquisition transaction in the third quarter of 2025, as well as one transaction in the first quarter of 2024.

The Company recorded $492,000 related to loan level, back-to-back swaps in 2025 compared to no fee income for back-to-back swaps recorded in 2024. The program provides a borrower with a degree of interest rate protection on a variable-rate loan, while still providing an adjustable rate to the Company, thus helping to manage the Company's interest rate risk, while contributing to income. The Company expects back-to-back swap activity will continue to be minimal in the current rate environment. Income from the back-to-back swap, corporate advisory fee income and SBA programs are dependent on volume, and may vary from period to period.

Income from the sale of newly originated residential mortgages loans for 2025 decreased to $132,000 from $163,000 for the year ended December 31, 2025. The Company continues to be impacted by the industry wide slowdown in refinancing and home purchase activity due to inventory constraints and elevated mortgage rates.

Loan fee income included $3.5 million of unused commercial credit line fees in 2025 compared to $3.3 million for 2024. Additionally, the Company recorded $821,000 of income generated by the Equipment Finance Division related to equipment transfers to lessees in 2025 compared to $2.6 million for the same 2024 period.

Included in other income was a gain of $875,000 related to the termination of a lease agreement for a branch location that was no longer in use in 2025. Other income also included $1.2 million of SBIC income for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company recorded a $418,000 positive fair value adjustment for CRA equity securities compared to a negative adjustment of $125,000 for 2024. The positive fair value adjustment was due to a decline in medium-term rates during 2025. Additionally, the Company sold its Visa B shares which resulted in a positive fair value adjustment to equity securities of $953,000 during the year ended December 31, 2024.

OPERATING EXPENSES: The following table presents the major components of operating expenses:

	Years Ended December 31,			Change
(In thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Compensation and employee benefits	$145,492	$122,325	$100,524	$23,167	$21,801
Premises and equipment	26,613	22,485	19,733	4,128	2,752
FDIC assessment	4,810	3,510	2,946	1,300	564
Other operating expenses:
Professional and legal fees	6,675	7,309	5,710	(634)	1,599
Trust department expense	4,385	4,014	3,837	371	177
Telephone	1,594	1,616	1,531	(22)	85
Loan expense	2,697	1,295	1,200	1,402	95
Amortization of intangible assets	1,088	1,088	1,319	—	(231)
Advertising	2,053	2,111	1,872	(58)	239
Other operating expenses	11,761	9,923	9,623	1,838	300
Total operating expense	$207,168	$175,676	$148,295	$31,492	$27,381

2025 compared to 2024

Operating expenses totaled $207.2 million in 2025, compared to $175.7 million in 2024, reflecting an increase of $31.5 million, or 18 percent. Increased operating expenses in 2025 were principally attributable to the Company's ongoing expansion into the metro New York City market, increased health insurance costs, and annual merit increases. The addition of production teams in Long Island and the expansion of our equipment financing team, which included the opening of two new Long Island offices and related computer and software equipment investments, contributed to an increase in premises and equipment expense in 2025. The increase in loan expense during 2025 was largely due to expenses related to the workout of several equipment finance and multifamily problem loans. FDIC assessment in 2025 increased $1.3 million compared to 2024, due primarily to higher assessment rates implemented by the FDIC and an increase in the Bank's average total assets subject to assessment.

INCOME TAXES: Income tax expense for the year ended December 31, 2025 was $15.0 million as compared to $12.0 million for 2024. The effective tax rate for the year ended December 31, 2025 was 28.6 percent as compared to 26.6 percent for the year ended December 31, 2024. The year ended December 2024 included the impact of discrete, favorable federal return to provision adjustments primarily related to the Company's state tax apportionment rate.

CAPITAL RESOURCES: A solid capital base provides the Company with financial strength and the ability to support future growth and is essential to executing the Company’s Strategic Plan. The Company’s capital strategy is intended to provide stability to expand its businesses, even in stressed environments. The Company employs quarterly capital stress testing - adverse case and severely adverse case. In the most recent stress test was completed using September 30, 2025 data, under severely adverse case, no growth scenarios, the Bank remains well capitalized over the two-year stress period.

The Company strives to maintain capital levels in excess of internal “triggers” and in excess of those considered to be well capitalized under regulatory guidelines applicable to banks and bank holding companies. Maintaining an adequate capital position supports the Company’s goal of providing shareholders an attractive and stable long-term return on investment.

The Company’s capital position during 2025 was enhanced by net income of $37.3 million. Capital also improved as a result of a decline in accumulated other comprehensive loss of $18.9 million, net of tax. The decrease was primarily due to a $22.9 million gain related to the available for sale securities portfolio partially offset by a $4.0 million loss on cash flow hedges.

The increases in capital were partially offset by share repurchases of $5.4 million and cash dividends of $3.5 million during the year ended December 31, 2025.

At December 31, 2025, the Company’s GAAP capital as a percent of total assets was 8.75 percent. At December 31, 2025, the Company’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 8.87 percent, 10.33 percent, 10.33 percent and 12.68 percent, respectively. At December 31, 2025, the Bank’s regulatory leverage, common equity tier 1, tier 1 and total risk-based capital ratios were 9.89 percent, 11.52 percent, 11.52 percent and 12.64 percent, respectively. At December 31, 2025, the Company’s and the Bank’s regulatory capital ratios were all above the ratios to be considered well capitalized under regulatory guidance.

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

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital
(to risk-weighted assets)	807,580	12.64%	$638,896	10.00%	$511,117	8.00%	$670,841	10.50%

Tier I capital
(to risk-weighted assets)	735,931	11.52	511,117	8.00	383,338	6.00	543,062	8.50

Common equity tier I
(to risk-weighted assets)	735,872	11.52	415,282	6.50	287,503	4.50	447,227	7.00

Tier I capital
(to average assets)	735,931	9.89	372,195	5.00	297,756	4.00	297,756	4.00

As of December 31, 2024:
Total capital
(to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital
(to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I
(to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital
(to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00

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

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital
(to risk-weighted assets)	811,375	12.68%	N/A	N/A	$511,816	8.00%	$671,759	10.50%

Tier I capital
(to risk-weighted assets)	660,696	10.33	N/A	N/A	383,862	6.00	543,805	8.50

Common equity tier I
(to risk-weighted assets)	660,637	10.33	N/A	N/A	287,897	4.50	447,839	7.00

Tier I capital
(to average assets)	660,696	8.87	N/A	N/A	298,086	4.00	298,086	4.00

As of December 31, 2024:
Total capital
(to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital
(to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I
(to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital
(to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00

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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased through the Plan in both 2025 and 2024 were purchased in the open market.

Management believes the Company’s capital position and capital ratios are adequate at December 31, 2025. Further, Management believes the Company has sufficient common equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including federal funds sold and interest-earning deposits, totaled $187.8 million at December 31, 2025. In addition, the Company had $774.2 million in securities designated as available for sale at December 31, 2025. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $553.2 million and $93.9 million as of December 31, 2025, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $46.6 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of December 31, 2025, the Company had approximately $3.63 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 244 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan, which provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment.

Peapack-Gladstone Financial Corporation is a separate legal entity from the Bank and must provide for its own liquidity to pay dividends to its shareholders, to repurchase shares of its common stock, satisfy debt obligations and for other corporate purposes. Peapack-Gladstone Financial Corporation’s primary source of income is dividends received from the Bank. The Bank’s ability to pay dividends is governed by applicable law. At December 31, 2025, Peapack-Gladstone Financial Corporation (unconsolidated basis) had liquid assets of $15.9 million.

Management believes the Company’s liquidity position and sources were adequate at December 31, 2025.

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian, and other financial planning, tax preparation and advisory services. Officers from the wealth management division are available to provide wealth management, trust and investment services at the Bank’s headquarters in Bedminster, New Jersey at private banking locations in Morristown, Princeton, Red Bank, Summit and Teaneck, New Jersey, in New York City, in Long Island and at the Bank’s subsidiary, PGB Trust & Investments of Delaware in Greenville, Delaware.

The following table presents certain key aspects of the Wealth Management Division's performance for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,			Change
(In thousands)	2025	2024	2023	2025 vs 2024	2024 vs 2023
Total fee income	$63,240	$61,458	$55,747	$1,782	$5,711

Assets under management and/or
administration (AUM) (market value)	13.1 billion	11.9 billion	10.9 billion

The following table presents a roll forward of the Wealth Management Division's assets under management and/or administration for the years ended December 31, 2025, 2024 and 2023.

	2025		2024		2023
(In billions)	AUM	AUA	AUM	AUA	AUM	AUA
Beginning AUM/AUA	$10.6	$1.3	$9.7	$1.3	$8.6	$1.3
Inflows	0.9	0.1	0.6	0.2	0.7	0.3
Outflows	(1.0)	(0.2)	(0.8)	(0.2)	(0.8)	(0.4)
Net other	0.2	0.0	0.2	(0.0)	0.2	0.1
Net Flows	0.1	(0.1)	(0.1)	(0.0)	0.1	(0.1)
Market appreciation	1.2	0.1	1.0	0.1	1.0	0.1
Ending AUM/AUA	11.9	1.3	10.6	1.3	9.7	1.3

The following table presents a breakdown of the Wealth Management Division's assets under management and/or administration by investment class for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Equities	70.8%	70.3%	68.3%
Fixed income	19.2	18.7	19.6
Cash/other	10.0	11.0	12.1
Total	100.0%	100.0%	100.0%

The following tables present a breakdown of the Wealth Management Division's fee income for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Recurring	$60,382	$57,199	$51,853
Nonrecurring	2,478	3,613	3,110
Brokerage	380	646	784
Total fees	$63,240	$61,458	$55,747

	2025	2024	2023
Recurring	96%	93%	93%
Nonrecurring	4	7	7
Total fees	100%	100%	100%

	2025	2024	2023
Average bps managed	0.52%	0.54%	0.55%
Average bps unmanaged	0.10%	0.10%	0.08%

2025 compared to 2024

The market value of assets under management and/or administration (“AUM”) at December 31, 2025 and 2024 was $13.1 billion and $11.9 billion, respectively, an increase of 10 percent, primarily due to an improved equity market and modest net client inflows.

Wealth management fees increased $1.8 million, or 3 percent, to $63.2 million for the year ended December 31, 2025 from $61.5 million in 2024. The increase in fee income for the year ended December 31, 2025 was largely due to growth in AUM balances driven by the improved equity and bond markets during 2025. Nonrecurring fees were $2.5 million for the year ended December 31, 2025 as compared to $3.6 million for the same period in 2024. The prior year reflected elevated levels of trust and estate activity.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition in future periods.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. The Board is advised of all swap activity. In these swaps, the Company is receiving floating and paying fixed interest rates with total notional value of $305.0 million as of December 31, 2025.

In addition, the Company initiated a loan level / back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating-rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating-rate exposure for the Company. As of December 31, 2025, $429.3 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believes to be reasonable as of December 31, 2025. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of December 31, 2025.

In an immediate and sustained 100 basis point increase in market rates at December 31, 2025, net interest income would decrease approximately 1.6 percent for year 1 and increase 2.2 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at December 31, 2025, net interest income would increase approximately 0.4 percent for year 1 and decrease 4.5 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at December 31, 2025, net interest income would decrease approximately 3.1 percent for year 1 and increase 4.3 percent for year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at December 31, 2025, net interest income for year 1 would increase approximately 0.7 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 9.4 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate the Company is liability sensitive as of December 31, 2025 and that net interest income would decline in a rising rate environment, but improve in a falling rate environment.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at December 31, 2025.

(Dollars in thousands)
Change In		Estimated Increase/		EVPE as a Percentage of
Interest		Decrease in EVPE		Present Value of Assets (B)
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$892,453	$(31,678)	(3.43)%	12.53%	5
+100	906,364	(17,767)	(1.92)	12.49	1
Flat interest rates	924,131	—	—	12.48	—
-100	932,247	8,116	0.88	12.35	(13)
-200	887,698	(36,433)	(3.94)	11.60	(88)

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of Peapack-Gladstone Financial Corporation

Bedminster, New Jersey

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of condition of Peapack-Gladstone Financial Corporation (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2045 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 to the consolidated financial statements, the Company accounts for credit losses under ASC 326, Financial Instruments – Credit Losses. ASC 326 requires the measurement of expected lifetime credit losses for financial assets measured at amortized cost at the reporting date. As of December 31, 2025, the balance of the allowance for credit losses on loans was $71.0 million.

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

o
Testing the completeness and accuracy of data used in the calculation including utilizing internal specialists to assist in testing the accuracy of the underlying data used to develop the historical loss rate.

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

Livingston, New Jersey

March 11, 2026

CONSOLIDATED STATEMENTS OF CONDITION

	December 31,
(In thousands, except share and per share data)	2025	2024
ASSETS
Cash and due from banks	$8,712	$8,492
Federal funds sold	—	—
Interest-earning deposits	179,108	382,875
Total cash and cash equivalents	187,820	391,367
Securities held to maturity (fair value $87,491 at December 31, 2025 and $88,650 at December 31, 2024)	95,862	101,635
Securities available for sale	774,203	784,544
CRA equity security, at fair value	13,459	13,041
FHLB and FRB stock, at cost (A)	14,605	12,373
Loans held for sale, at fair value	450	—
Loans held for sale, at lower of cost or fair value	4,437	8,594
Loans	6,253,736	5,512,326
Less: allowance for credit losses	71,039	72,992
Net loans	6,182,697	5,439,334
Premises and equipment	39,164	28,888
Accrued interest receivable	31,971	29,898
Bank owned life insurance	47,761	47,981
Goodwill	36,212	36,212
Other intangible assets	7,627	8,714
Finance lease right-of-use assets	844	985
Operating lease right-of-use assets	39,886	40,289
Deferred tax assets, net	772	16,381
Other assets	48,639	51,002
Total assets	$7,526,409	$7,011,238
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,428,745	$1,112,734
Interest-bearing deposits:
Checking	3,448,497	3,334,269
Savings	105,123	103,136
Money market accounts	1,197,995	1,078,024
Certificates of deposit - retail	408,219	483,998
Certificates of deposit - listing service	400	6,861
Subtotal deposits	6,588,979	6,119,022
Interest-bearing demand – Brokered	—	10,000
Total deposits	6,588,979	6,129,022
Short-term borrowings	73,267	—
Finance lease liabilities	1,186	1,348
Operating lease liabilities	43,294	43,569
Subordinated debt, net	99,030	133,561
Due to brokers	—	18,514
Accrued expenses and other liabilities	62,447	79,375
Total liabilities	6,868,203	6,405,389
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares)	—	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,707,259 at December 31, 2025 and 21,535,856 at December 31, 2024; outstanding shares, 17,558,019 at December 31, 2025 and 17,586,616 at December 31, 2024)	18,096	17,953
Surplus	353,267	348,264
Treasury stock at cost (4,149,240 shares at December 31, 2025 and 3,949,240 shares at December 31, 2024)	(122,953)	(117,509)
Retained earnings	457,357	423,552
Accumulated other comprehensive loss	(47,561)	(66,411)
Total shareholders’ equity	658,206	605,849
Total liabilities and shareholders’ equity	$7,526,409	$7,011,238

(A) FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
(In thousands, except per share data)	2025	2024	2023
INTEREST INCOME
Loans, including fees	$321,328	$290,755	$278,170
Taxable securities	31,513	23,402	19,743
Tax-exempt securities	—	—	22
Interest-earning deposits	9,684	13,644	6,075
Total interest income	362,525	327,801	304,010
INTEREST EXPENSE
Savings and interest-bearing deposit accounts	141,629	143,758	107,490
Certificates of deposit	14,970	20,984	11,736
Borrowed funds	543	3,848	18,204
Finance lease liability	53	89	191
Subordinated debt	4,210	6,644	6,651
Subtotal – interest expense	161,405	175,323	144,272
Interest-bearing demand - brokered	210	522	611
Interest on certificates of deposits – brokered	—	2,950	3,038
Total interest expense	161,615	178,795	147,921
Net interest income before provision for credit losses	200,910	149,006	156,089
Provision for credit losses	23,518	7,500	14,091
Net interest income after provision for credit losses	177,392	141,506	141,998
OTHER INCOME
Wealth management fee income	63,240	61,458	55,747
Service charges and fees	4,807	5,317	5,152
Bank owned life insurance	1,675	1,556	1,269
Gain on loans held for sale at fair value (mortgage banking)	132	163	91
(Loss)/gain on loans held for sale at lower of cost or fair value	(364)	23	—
Fee income related to loan level, back-to-back swaps	492	—	—
Gain on sale of SBA loans	1,584	1,214	2,433
Corporate advisory fee income	820	1,032	219
Other income	9,274	7,531	8,486
Securities gains	7	—	—
Fair value adjustment for equity securities	418	828	181
Total other income	82,085	79,122	73,578
OPERATING EXPENSES
Compensation and employee benefits	145,492	122,325	100,524
Premises and equipment	26,613	22,485	19,733
FDIC insurance expense	4,810	3,510	2,946
Other operating expenses	30,253	27,356	25,092
Total operating expenses	207,168	175,676	148,295
Income before income tax expense	52,309	44,952	67,281
Income tax expense	14,983	11,964	18,427
Net income	$37,326	$32,988	$48,854

EARNINGS PER SHARE
Basic	$2.12	$1.87	$2.74
Diluted	2.10	1.85	2.71

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Net income	$37,326	$32,988	$48,854
Other comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized gains/(losses) arising during the period	32,068	(4,112)	11,179
Reclassification adjustment for amounts included in net income	(7)	—	—
	32,061	(4,112)	11,179
Tax effect	(9,232)	1,773	(16)
Net of tax	22,829	(2,339)	11,163

Unrealized gains/(losses) on cash flow hedge:
Unrealized holding (losses)/gains arising during the period	(5,386)	1,001	(2,391)
Reclassification adjustment for amounts included in net income	—	—	(84)
	(5,386)	1,001	(2,475)
Tax effect	1,407	(195)	645
Net of tax	(3,979)	806	(1,830)

Total other comprehensive income/(loss)	18,850	(1,533)	9,333

Total comprehensive income	$56,176	$31,455	$58,187

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	(Loss)	Total
Balance at January 1, 2023
17,813,451 common shares outstanding	$—	$17,513	$338,706	$(97,826)	$348,798	$(74,211)	$532,980
Net income 2023	—	—	—	—	48,854	—	48,854
Other comprehensive gain	—	—	—	—	—	9,333	9,333
Restricted stock units issued 434,000 shares	—	362	(362)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (107,918) shares	—	(90)	(3,153)	—	—	—	(3,243)
Amortization of restricted stock units	—	—	10,751	—	—	—	10,751
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,558)	—	(3,558)
Shares repurchase, (455,341) shares	—	—	—	(12,494)	—	—	(12,494)
Common stock options exercised, 2,600 net of 60 used to exercise and related taxes benefits, 2,540 shares	—	2	40	—	—	—	42
Issuance of shares for Employee Stock Purchase plan, 33,748 shares	—	28	988	—	—	—	1,016
Issuance of common stock for acquisition, 19,197 shares	—	16	(16)	—	—	—	—
Balance at December 31, 2023
17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
(In thousands, except share and per share data)	Stock	Stock	Surplus	Stock	Earnings	(Loss)	Total
Balance at January 1, 2024
17,739,677 common shares outstanding	$—	$17,831	$346,954	$(110,320)	$394,094	$(64,878)	$583,681
Net income 2024	—	—	—	—	32,988	—	32,988
Other comprehensive loss	—	—	—	—	—	(1,533)	(1,533)
Restricted stock units issued 148,989 shares	—	124	(124)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (36,625) shares	—	(31)	(846)	—	—	—	(877)
Amortization of restricted stock units	—	—	5,788	—	—	—	5,788
Modification of restricted stock units distributed in cash	—	—	(4,336)	—	—	—	(4,336)
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,530)	—	(3,530)
Shares repurchase, (300,000) shares	—	—	—	(7,189)	—	—	(7,189)
Issuance of shares for Employee Stock Purchase Plan, 34,575 shares	—	29	828	—	—	—	857
Balance at December 31, 2024
17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849

						Accumulated Other
	Preferred	Common		Treasury	Retained	Comprehensive
	Stock	Stock	Surplus	Stock	Earnings	(Loss)	Total
Balance at January 1, 2025	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income 2025	—	—	—	—	37,326	—	37,326
Other comprehensive income	—	—	—	—	—	18,850	18,850
Restricted stock units issued 175,124 shares	—	147	(147)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (42,284) shares	—	(36)	(1,213)	—	—	—	(1,249)
Amortization of restricted stock units	—	—	5,320	—	—	—	5,320
Cash dividends declared on common stock ($0.20 per share)	—	—	—	—	(3,521)	—	(3,521)
Shares repurchase, (200,000) shares	—	—	—	(5,444)	—	—	(5,444)
Issuance of shares for Employee Stock Purchase Plan, 38,563 shares	—	32	1,101	—	—	—	1,133
Equity adjustment related to REIT minority interest	—	—	(58)	—	—	—	(58)
Balance at December 31, 2025
17,558,019 common shares outstanding	$—	$18,096	$353,267	$(122,953)	$457,357	$(47,561)	$658,206

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Operating activities:
Net income	$37,326	$32,988	$48,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,115	3,539	3,688
Amortization of premium and accretion of discount on securities, net	(85)	242	578
Amortization of restricted stock	5,320	5,788	10,751
Amortization of intangible assets	1,087	1,088	1,319
Amortization of subordinated debt costs	469	287	287
Provision for credit losses	23,518	7,500	14,091
Stock-based compensation and employee stock purchase plan expense	199	154	178
Deferred tax expense/(benefit)	7,784	(14,297)	(15,276)
Fair value adjustment for equity security	(418)	(828)	(181)
Gain on sale of securities, available for sale, net	(7)	—	—
Proceeds from sales of loans held for sale (A)	29,217	28,886	41,355
Loans originated for sale (A)	(23,794)	(29,308)	(30,000)
Gain on loans held for sale (A)	(1,716)	(1,377)	(2,524)
Loss/(gain) on loans held for sale at lower of cost or fair value	364	(23)	—
Loss on disposal of fixed assets	304	102	6
Gain on life insurance death benefit	(8)	(236)	(41)
Increase in cash surrender value of life insurance, net	(48)	(318)	(457)
(Increase)/decrease in accrued interest receivable	(2,073)	778	(5,519)
Increase in other assets	(15,351)	(27,055)	(3,324)
(Decrease)/increase in accrued expenses and other liabilities	(23,071)	63,193	6,295
Net cash provided by operating activities	43,132	71,103	70,080
Investing activities:
Principal repayments, maturities and calls of securities held to maturity	5,693	6,034	4,803
Principal repayments, maturities and calls of securities available for sale	722,821	661,474	633,737
Redemptions for FHLB & FRB stock	27,081	59,709	115,947
Sales of securities available for sale	53,182	—	—
Proceeds from sales of equity securities	—	953	—
Purchase of securities held to maturity	—	—	(10,347)
Purchase of securities available for sale	(733,429)	(899,669)	(619,025)
Purchase of FHLB & FRB stock	(29,313)	(41,038)	(116,319)
Proceeds from sale of loans held for sale at lower of cost or fair value	886	23	—
Net increase in loans, net of participations sold	(768,131)	(83,397)	(153,112)
Sales of OREO	—	—	116
Purchases of premises and equipment	(14,317)	(8,097)	(3,275)
Disposal of premises and equipment	(237)	428	(6)
Proceeds from life insurance death benefit	—	154	—
Net cash used in investing activities	(735,764)	(303,426)	(147,481)

	Years Ended December 31,
	2025	2024	2023
Financing activities:
Net increase in deposits	459,957	854,908	68,950
Net increase/(decrease) in short-term borrowings	73,267	(403,814)	24,284
Dividends paid on common stock	(3,521)	(3,530)	(3,558)
Exercise of stock options, net of stock swaps	—	—	42
Restricted stock repurchased on vesting to pay taxes	(1,249)	(877)	(3,243)
Issuance of restricted stock	—	(4,336)	—
Redemption of subordinated debt	(35,000)	—	—
Equity adjustment related to REIT minority interest	(58)	—	—
Issuance of shares for employee stock purchase plan	1,133	857	1,016
Shares repurchased	(5,444)	(7,189)	(12,494)
Net cash provided by financing activities	489,085	436,019	74,997
Net (decrease)/increase in cash and cash equivalents	(203,547)	203,696	(2,404)
Cash and cash equivalents at beginning of period	391,367	187,671	190,075
Cash and cash equivalents at end of period	$187,820	$391,367	$187,671
Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$163,971	$170,801	$141,166
Income tax, net	19,681	17,672	18,474
Right-of-use asset obtained in exchange for operating lease liabilities	4,320	32,302	1,926

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

Business: The Bank is a commercial bank that provides private banking services to businesses, non-profits and consumers. Wealth management services are also provided through its subsidiary, PGB Trust & Investments of Delaware. The Bank is subject to competition from other financial institutions and other financial service companies, is regulated by certain federal and state agencies and undergoes periodic examinations by those regulatory authorities.

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

Segment Information: The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker (the "CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and assets under management and/or administration ("AUM"). Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

The Banking segment includes: commercial (includes C&I and equipment financing), commercial real estate, multifamily, residential and consumer lending activities; treasury management services; C&I advisory services; escrow management; deposit generation; operation of ATMs; telephone and internet banking services; merchant credit card services and customer support sales.

The Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust and Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on either a fixed or tiered fee schedule, based upon the market value of AUM. Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held-to-maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors and then, recognize a provision to the ACL through a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act ("CRA") investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $132.5 million and $139.4 million as of December 31, 2025 and 2024, respectively. SBA loans held for sale, including gains and losses, totaled $4.8 million and $9.3 million as of December 31, 2025 and 2024, respectively. The servicing asset recorded was not material.

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

The allowance for credit losses ("ACL") on loans held for investment is the combination of the allowance for loan losses and the reserve for unfunded loan commitments. The allowance for loan losses is reported as a reduction of the amortized cost basis of loans, while the reserve for unfunded loan commitments is included within "other liabilities" on the Consolidated Statements of Condition. The estimate of credit loss for unfunded loan commitments incorporates assumptions for both the likelihood and amount of funding over the estimated life of the commitments, including adjustments for current conditions and reasonable and supportable economic forecasts. Management periodically reviews and updates its assumptions for estimated funding rates. The amortized cost basis of loans does not include accrued interest receivable, which is included in "accrued interest receivable" on the Consolidated Statements of Condition. The "Provision for credit losses" on the Consolidated Statements of Income is a combination of the provision for credit losses and the provision for unfunded loan commitments.

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

Primary Residential Mortgages. The Bank originates one- to- four-family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve major living or lifestyle changes to the borrower, including: unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit against one- to- four-family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and home equity lines of credit typically involve: major living or lifestyle changes to the borrower; including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, home equity lines of credit typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Investment Commercial Real Estate Loans. The Bank provides mortgage loans for properties managed as an investment property (non-owner-occupied) in the Tri-State area and Pennsylvania. Non-owner-occupied properties primarily include retail buildings/shopping centers, hotels, office/medical buildings and industrial/warehouse space. Some properties are considered "mixed use." Commercial real estate loans are generally considered to have a higher degree of credit risk as they may be dependent on the ongoing success and operating viability of a fewer number of tenants who are occupying the property and who may have a greater degree of exposure to economic conditions.

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

Equipment finance and Leasing. PCC offers a wide range of equipment finance solutions nationally and goes to market through capital markets, intermediary, vendor and direct platforms. PCC provides term loans and leases secured by assets financed for U.S. based companies and governments. Payment terms are typically payable in monthly or quarterly installments under fixed-rate terms. Lease transactions may contain renewal or purchase options that allow the lessee options at the end of the lease term. PCC estimates the expected residual value of the leased property at lease inception by considering both internal and third party valuations and may obtain partial or full residual value guarantees to reduce its residual asset risk. PCC serves a broad range of industries including transportation, manufacturing, medical, construction and utilities.

Credit risk in PCC’s portfolio generally results from the potential default of borrowers or lessees, which may be driven by customer specific or broader industry-related conditions. Credit losses can impact multiple parts of the income statement including loss of interest/lease/rental income and/or higher costs and expenses related to the repossession, refurbishment, re-marketing and or re-leasing of assets. PCC's ongoing risk management strategy for residual assets includes regular reviews of estimated residual value, which may result in an impairment of the asset carrying value at any time during the life of the asset.

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

Loan Modifications: The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. Loan modifications are disclosed in accordance with ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosures."

Leases: At inception, contracts are evaluated to determine whether the contract constitutes a lease agreement. For contracts that are determined to be an operating lease, a corresponding right-of-use (“ROU”) asset and operating lease liability are recorded as separate line items on the Consolidated Statements of Condition. An ROU asset represents the Company’s right to use an underlying asset during the lease term and a lease liability represents the Company’s commitment to make contractually obligated lease payments. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease and are based on the present value of lease payments over the lease term. The measurement of the operating lease ROU asset includes any lease payments made.

If the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB over-collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Company’s statement of condition, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company maintains certain property and equipment under direct financing and operating leases. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, wealth management offices and office space and are classified as operating leases.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2022 or by state and local tax authorities for years prior to 2020.

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

The Company recorded $199,000, $154,000 and $178,000 of expense in salaries and employee benefits expense for the years ended December 31, 2025, 2024 and 2023, respectively, related to the ESPP. Total shares issued under the ESPP for the years ended December 31, 2025, 2024 and 2023 were 38,563, 34,575 and 33,748, respectively.

Earnings Per Share (“EPS”): In calculating earnings per share, there are no adjustments to net income available to common shareholders, which is the numerator of both the Basic and Diluted EPS. The weighted average number of shares outstanding used in the denominator for Diluted EPS is increased from the denominator used for Basic EPS by the effect of potentially dilutive common stock equivalents utilizing the treasury stock method. Common stock options outstanding are common stock equivalents, as are restricted stock units until vested.

The following table shows the calculation of both basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023:

(In thousands, except share and per share data)	2025	2024	2023
Net income available to common shareholders	$37,326	$32,988	$48,854
Basic weighted average shares outstanding	17,612,244	17,664,640	17,849,558
Plus: common stock equivalents	137,635	175,121	199,494
Diluted weighted average shares outstanding	17,749,879	17,839,761	18,049,052
Earnings per share:
Basic	$2.12	$1.87	$2.74
Diluted	2.10	1.85	2.71

Restricted stock units totaling 18,583, 107,727 and 387,768 were not included in the computation of diluted earnings per share because they were anti-dilutive as of December 31, 2025, 2024 and 2023, respectively. Anti-dilutive shares are common stock equivalents with weighted average grant date values in excess of the average market value for the periods presented.

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

Goodwill and Other Intangible Assets: Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree (if any), over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill assets acquired in a purchase business combination and determined to have an indefinite useful life is not amortized but tested for impairment at least annually or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company performs its annual goodwill impairment test in the third quarter of every year. Goodwill was primarily attributable to the Bank's wealth acquisitions. Management monitors the impact of changes in the financial markets and includes these assessments in our impairment process.

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

Accounting Pronouncements: In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosure requirements through enhanced disclosures about significant segments and became effective in 2024 and for interim periods in 2025. See Note 19 for additional information on business segments.

In December 2023, the FASB issued ASU 2023-09, Income Tax - Improvements to Income Tax Disclosures (Topic 740), which requires reporting companies to break out their income tax expense and tax rate reconciliation in more detail. For public companies, the requirements will become effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has elected to retrospectively adopt the expanded disclosure requirements of this ASU in Note 11 - Income Taxes in its annual financial statements as of December 31, 2025. The ASU did not have a material impact to the financial statements of the Company.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses. This amendment requires public business entities to provide additional disaggregated disclosures in the notes to the financial statements for certain income statement expense captions. The amendment enhances disclosure requirements but does not change the recognition, measurement, or presentation of expenses on the face of the financial statements. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the consolidated statements of condition as of December 31, 2025 and 2024 follows:

	2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,833	$—	$(33,610)	$—	$211,223
Mortgage-backed securities-residential	561,794	3,551	(34,980)	—	530,365
SBA pool securities	19,345	—	(2,133)	—	17,212
Corporate bond	15,500	250	(347)	—	15,403
Total securities available for sale	$841,472	$3,801	$(71,070)	$—	$774,203
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,125)	$—	$38,875
Mortgage-backed securities-residential	55,862	23	(7,269)	—	48,616
Total securities held to maturity	$95,862	$23	$(8,394)	$—	$87,491

	2024
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	For Credit	Fair
(In thousands)	Cost	Gains	Losses	Losses	Value
Securities Available for Sale:
U.S. government-sponsored agencies	$244,813	$—	$(47,899)	$—	$196,914
Mortgage-backed securities-residential	595,789	1,086	(48,263)	—	548,612
SBA pool securities	27,772	—	(3,290)	—	24,482
Corporate bond	15,500	105	(1,069)	—	14,536
Total securities available for sale	$883,874	$1,191	$(100,521)	$—	$784,544
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(2,666)	$—	$37,334
Mortgage-backed securities-residential	61,635	—	(10,319)	—	51,316
Total securities held to maturity	$101,635	$—	$(12,985)	$—	$88,650

The amortized cost and fair value of investment securities available for sale and held to maturity as of December 31, 2025, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or prepayment penalties. Securities not due at a single maturity, such as mortgage-backed securities and SBA pool securities are shown separately.

(In thousands)	Available for Sale		Held to Maturity
Maturing in:	Amortized Cost	Fair Value	Amortized Cost	Fair Value
One year or less	$—	$—	$15,000	$14,916
After one year through five years	85,000	78,020	25,000	23,959
After five years through ten years	120,426	104,333	—	—
After ten years	54,907	44,273	—	—
	260,333	226,626	40,000	38,875
Mortgage-backed securities-residential	561,794	530,365	55,862	48,616
SBA pool securities	19,345	17,212	—	—
Total	$841,472	$774,203	$95,862	$87,491

Securities available for sale with a fair value of $553.2 million and $558.9 million as of December 31, 2025 and December 31, 2024, respectively, were pledged, but not necessarily encumbered, to secure public funds and for other purposes required or permitted by law. In addition, securities held to maturity with a carrying value of $93.9 million and $99.6 million were also pledged as of December 31, 2025 and December 31, 2024, respectively, for the same purposes.

The following is a summary of gross gains, gross losses and net tax benefit related to proceeds on sales of securities available for sale for the years ended December 31:

(In thousands)	2025	2024	2023
Proceeds on sales	$53,182	$—	$—
Gross gains	7	—	—
Net tax expense	(2)	—	—

The following table presents the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of December 31, 2025 and 2024.

	2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$211,223	$(33,610)	$211,223	$(33,610)
Mortgage-backed securities-residential	42,035	(79)	205,749	(34,901)	247,784	(34,980)
SBA pool securities	—	—	17,212	(2,133)	17,212	(2,133)
Corporate bond	—	—	9,652	(347)	9,652	(347)
Total securities available for sale	$42,035	$(79)	$443,836	$(70,991)	$485,871	$(71,070)
Securities Held to Maturity:
U.S. government- sponsored agencies	$—	$—	$38,875	$(1,125)	$38,875	$(1,125)
Mortgage-backed securities-residential	—	—	43,737	(7,269)	43,737	(7,269)
Total securities held to maturity	$—	$—	$82,612	$(8,394)	$82,612	$(8,394)
Total securities	$42,035	$(79)	$526,448	$(79,385)	$568,483	$(79,464)

	2024
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government- sponsored agencies	$—	$—	$196,914	$(47,899)	$196,914	$(47,899)
Mortgage-backed securities-residential	171,531	(2,063)	216,735	(46,200)	388,266	(48,263)
SBA pool securities	4,861	(11)	19,621	(3,279)	24,482	(3,290)
Corporate Bond	—	—	8,931	(1,069)	8,931	(1,069)
Total securities available for sale	$176,392	$(2,074)	$442,201	$(98,447)	$618,593	$(100,521)
Securities Held to Maturity:
U.S. government- sponsored agencies	$—	$—	$37,334	$(2,666)	$37,334	$(2,666)
Mortgage-backed securities-residential	—	—	51,316	(10,319)	51,316	(10,319)
Total securities held to maturity	$—	$—	$88,650	$(12,985)	$88,650	$(12,985)
Total securities	$176,392	$(2,074)	$530,851	$(111,432)	$707,243	$(113,506)

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An unrealized loss related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security's amortized cost basis exceeds the fair value. An unrealized loss on available for sale securities that has not been recorded through an allowance for credit losses shall be recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed in nonaccrual status at December 31, 2025. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S. government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the years ended December 31, 2025, December 31, 2024 or December 31, 2023.

The Company has an investment in a CRA investment fund with a fair value of $13.5 million and $13.0 million at December 31, 2025 and 2024, respectively. The investment is classified as an equity security in our Consolidated Statements of Condition. This security had a gain of $418,000 for the year ended December 31, 2025, a loss of $125,000 for the year ended December 31, 2024 and a gain of $181,000 for the year ended December 31, 2023. This amount is included in the fair value adjustment for equity securities on the Consolidated Statements of Income. Additionally, the Company sold its Visa B shares which resulted in a positive fair value adjustment to equity securities of $953,000 recognized in our Consolidated Statements of Income during the year ended December 31, 2024.

3. LOANS

The following table presents loans outstanding, by type of loan, as of December 31:

		% of Total		% of Total
(Dollars in thousands)	2025	Loans	2024	Loans
Residential mortgage	$647,766	10.36%	$614,840	11.15%
Multifamily mortgage	1,862,592	29.78	1,799,754	32.65
Commercial mortgage	774,428	12.38	588,104	10.67
Commercial loans (including equipment financing)	2,721,447	43.52	2,389,105	43.34
Commercial construction	495	0.01	—	—
Home equity lines of credit	59,306	0.95	42,327	0.77
Consumer loans, including fixed rate home equity loans	187,360	2.99	77,785	1.41
Other loans	342	0.01	411	0.01
Total loans	$6,253,736	100.00%	$5,512,326	100.00%

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following pool segments identified as of December 31, 2025 and 2024 are based on the CECL methodology:

		% of Total		% of Total
(Dollars in thousands)	2025	Loans	2024	Loans
Primary residential mortgage	$632,890	10.12%	$609,038	11.05%
Junior lien loan on residence	61,420	0.98	45,307	0.82
Multifamily property	1,862,592	29.79	1,799,754	32.66
Owner-occupied commercial real estate	289,801	4.64	275,089	4.99
Investment commercial real estate	1,101,082	17.61	978,436	17.75
Commercial and industrial	1,823,557	29.17	1,489,466	27.03
Lease financing	266,038	4.26	222,497	4.04
Construction	24,959	0.40	11,204	0.20
Consumer and other	189,633	3.03	80,165	1.46
Total loans	$6,251,972	100.00%	$5,510,956	100.00%
Net deferred costs	1,764		1,370
Total loans including net deferred costs	$6,253,736		$5,512,326

The Company, through the Bank, may extend credit to officers, directors and their associates. These loans are subject to the Company’s normal lending policy and Federal Reserve Bank Regulation O.

The following table shows the changes in loans to officers, directors and their associates:

(In thousands)	2025	2024
Balance, beginning of year	$3,103	$3,297
New loans	1,600	81
Repayments	(951)	(275)
Loans with individuals no longer considered related parties	(1,508)	—
Balance, at end of year	$2,244	$3,103

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2025 and 2024:

	2025
	Nonaccrual
	With No		Loans Past Due Over
	Allowance		90 Days and Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,573	$2,573	$—
Junior lien loan on residence	106	106	—
Multifamily property	14,671	31,343	—
Investment commercial real estate	9,628	11,557	—
Commercial and industrial	8,973	22,641	—
Lease financing	23	23	—
Total	$35,974	$68,243	$—

	2024
	Nonaccrual
	With No		Loans Past Due Over
	Allowance		90 Days and Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,168	$3,168	$—
Junior lien loan on residence	92	92	—
Multifamily property	15,294	53,105	—
Investment commercial real estate	9,754	11,684	—
Commercial and industrial	5,394	30,881	—
Lease financing	434	1,234	—
Consumer and other	4	4	—
Total	$34,140	$100,168	$—

The following tables present the recorded investment in past due loans as of December 31, 2025 and 2024 by class of loans, excluding nonaccrual loans:

	2025
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$7,121	$799	$—	$7,920
Junior lien loan on residence	—	64	—	64
Multifamily property	4,642	9,576	—	14,218
Commercial and industrial	4,228	125	—	4,353
Total	$15,991	$10,564	$—	$26,555

	2024
	30-59	60-89	Greater Than
	Days	Days	90 Days	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,143	$199	$—	$1,342
Junior lien loan on residence	—	23	—	23
Commercial and industrial	1,696	1,809	—	3,505
Total	$2,839	$2,031	$—	$4,870

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of December 31, 2025 and 2024 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of December 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$85,591	$71,744	$84,353	$100,859	$65,826	$213,686	$—	$7,595	$629,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,341	725	—	1,170	—	—	3,236
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	85,591	71,744	85,694	101,584	65,826	214,856	—	7,595	632,890
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	456	966	53	640	53,187	6,013	61,315
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	104	1	105
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	456	966	53	640	53,291	6,014	61,420
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	228,337	23,563	50,982	404,551	582,573	457,032	525	44,575	1,792,138
Special mention	—	—	—	—	9,577	4,510	—	—	14,087
Substandard	—	—	—	11,888	14,337	30,142	—	—	56,367
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	228,337	23,563	50,982	416,439	606,487	491,684	525	44,575	1,862,592
Current period gross charge-offs	—	—	—	6,724	—	6,267	—	—	12,991

Owner-occupied commercial real estate:
Pass	66,950	31,903	4,051	21,019	42,915	95,725	15,980	9,947	288,490
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,311	—	—	1,311
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	66,950	31,903	4,051	21,019	42,915	97,036	15,980	9,947	289,801
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	282,992	40,256	99,050	127,401	70,298	386,318	21,975	35,928	1,064,218
Special mention	—	—	—	22,030	—	3,277	—	—	25,307
Substandard	—	—	—	9,628	—	1,929	—	—	11,557
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	282,992	40,256	99,050	159,059	70,298	391,524	21,975	35,928	1,101,082
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	474,578	299,802	71,416	95,215	92,549	11,815	694,850	25,386	1,765,611
Special mention	—	—	935	—	6,870	647	3,000	181	11,633
Substandard	—	10,234	1,249	—	120	2,377	19,634	12,699	46,313
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	474,578	310,036	73,600	95,215	99,539	14,839	717,484	38,266	1,823,557
Current period gross charge-offs	—	232	2,517	11,087	—	44	—	—	13,880

Lease financing:
Pass	103,440	38,742	31,353	29,541	38,229	23,992	718	—	266,015
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	103,440	38,742	31,353	29,541	38,229	24,015	718	—	266,038
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction loans:
Pass	5,500	—	—	—	—	—	19,459	—	24,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	5,500	—	—	—	—	—	19,459	—	24,959
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Current period gross charge-offs	—	—	—	—	—	4	—	33	37

Total:
Pass	1,388,211	506,010	341,661	779,552	892,592	1,191,831	850,111	132,065	6,082,033
Special mention	—	—	935	22,030	16,447	8,434	3,000	181	51,027
Substandard	—	10,234	2,590	22,241	14,457	36,952	19,738	12,700	118,912
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,388,211	$516,244	$345,186	$823,823	$923,496	$1,237,217	$872,849	$144,946	$6,251,972
Total Current Period Gross Charge-offs	$—	$232	$2,517	$17,811	$—	$6,315	$—	$33	$26,908

	Grade as of December 31, 2024 for Loans Originated During
						2019		Revolving-
(In thousands)	2024	2023	2022	2021	2020	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$73,532	$90,214	$109,903	$73,777	$53,434	$198,266	$405	$5,663	$605,194
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,075	93	—	442	2,234	—	—	3,844
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	73,532	91,289	109,996	73,777	53,876	200,500	405	5,663	609,038
Current period gross charge-offs	—	43	—	—	—	—	—	—	43

Junior lien loan on residence:
Pass	1,357	2,468	1,874	419	55	2,409	30,792	5,841	45,215
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	91	1	92
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	1,357	2,468	1,874	419	55	2,409	30,883	5,842	45,307
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	29,275	51,583	456,162	602,288	117,288	414,192	1,950	43,488	1,716,226
Special mention	—	—	—	11,961	—	7,719	—	—	19,680
Substandard	—	—	13,366	7,195	—	43,287	—	—	63,848
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	29,275	51,583	469,528	621,444	117,288	465,198	1,950	43,488	1,799,754
Current period gross charge-offs	—	—	—	2,088	—	3,291	—	—	5,379

Owner-occupied commercial real estate:
Pass	32,693	7,662	24,802	43,469	18,970	126,666	14,647	3,707	272,616
Special mention	—	—	—	1,148	—	—	—	—	1,148
Substandard	—	—	—	—	—	1,325	—	—	1,325
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	32,693	7,662	24,802	44,617	18,970	127,991	14,647	3,707	275,089
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	39,906	123,864	169,645	136,994	55,551	371,046	18,473	38,620	954,099
Special mention	—	—	—	—	—	12,653	—	—	12,653
Substandard	—	—	9,754	—	—	1,930	—	—	11,684
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	39,906	123,864	179,399	136,994	55,551	385,629	18,473	38,620	978,436
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	425,315	127,304	133,067	132,237	10,760	33,985	537,844	12,554	1,413,066
Special mention	—	210	—	12,205	—	187	—	435	13,037
Substandard	10,307	4,352	19,252	52	2,040	4,417	12,484	10,448	63,352
Doubtful	—	—	—	—	—	—	—	11	11
Total commercial and industrial	435,622	131,866	152,319	144,494	12,800	38,589	550,328	23,448	1,489,466
Current period gross charge-offs	93	—	—	—	241	—	—	11	345

Lease financing:
Pass	46,585	43,887	38,297	47,659	23,711	21,124	—	—	221,263
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	800	—	—	—	434	—	—	1,234
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	46,585	44,687	38,297	47,659	23,711	21,558	—	—	222,497
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction loans:
Pass	—	—	—	—	—	—	11,204	—	11,204
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	—	—	—	—	—	11,204	—	11,204
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	31,687	100	4,943	3,265	120	4,009	33,194	2,843	80,161
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	31,687	100	4,943	3,265	120	4,009	33,198	2,843	80,165
Current period gross charge-offs	—	—	—	—	—	3	—	36	39

Total:
Pass	680,350	447,082	938,693	1,040,108	279,889	1,171,697	648,509	112,716	5,319,044
Special mention	—	210	—	25,314	—	20,559	—	435	46,518
Substandard	10,307	6,227	42,465	7,247	2,482	53,627	12,579	10,449	145,383
Doubtful	—	—	—	—	—	—	—	11	11
Total Loans	$690,657	$453,519	$981,158	$1,072,669	$282,371	$1,245,883	$661,088	$123,611	$5,510,956
Total Current Period Gross Charge-offs	$93	$43	$—	$2,088	$241	$3,294	$—	$47	$5,806

At December 31, 2025, $68.2 million of substandard loans were individually evaluated as compared to $99.8 million at December 31, 2024. The decrease in individually evaluated substandard loans was primarily due to the resolution of three multifamily loans totaling $16.1 million and three equipment finance related loans totaling $20.3 million during 2025.

Total charge-offs increased by $21.1 million to $26.9 million for the year ended December 31, 2025. Charge-offs consisted of $13.9 million related to several C&I loans and $13.0 million related to five multifamily property credits that were resolved during 2025. A significant portion of the charge-offs were tied to previously established specific reserves.

Loan Modifications: The Company will provide modifications, which may include other than insignificant delays in payment of amounts due, extension of the terms of the notes or reduction in the interest rates on the notes. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of December 31, 2025. The Company has not committed to lend additional amounts as of December 31, 2025 to customers with outstanding loans that are classified as modified loans. The following tables provide information related to the modifications during the year ended December 31, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Year ended December 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$690	0.11%
Multifamily property	49,012	2.63
Commercial and industrial	9,664	0.53
Total	$59,366	3.27%

	Term Extension
	Year ended December 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$11,810	0.65%
Total	$11,810	0.65%

	Interest Rate Reduction and
	Significant Payment Delay
	Year ended December 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$50,481	2.71%
Total	$50,481	2.71%

	Significant Payment Delay and
	Term Extension
	Year ended December 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$416	0.02%
Total	$416	0.02%

	Interest Rate Reduction,
	Significant Payment Delay and
	Term Extension
	Year ended December 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$2,882	0.15%
Total	$2,882	0.15%

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

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of December 31, 2025:

	Payment Status at December 31, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$690	$—	$—
Multifamily property	94,071	8,303	—
Commercial and industrial	28,166	—	—
Total	$122,927	$8,303	$—

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of December 31, 2024:

	Payment Status at December 31, 2024
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$533	$115	$—
Investment commercial real estate	17,838	$—	—
Commercial and industrial	28,009	$—	2,984
Total	$46,380	$115	$2,984

The Company has not committed to lend additional amounts as of December 31, 2025 to customers with outstanding loans that are classified as modified loans.

The following table presents loans by class that were modified that failed to comply with the modified terms in the year following modification and resulted in a payment default during the year ended December 31, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Year Ended December 31, 2025
			Combination
		Combination	Interest Rate
		Interest Rate	Reduction, Term
		Reduction and	Extension and	Significant
	Significant	Significant	Significant	Payment Delay and
(Dollars in thousands)	Payment Delay	Payment Delay	Payment Delay	Term Extension
Primary residential mortgage	$597	$—	$—	$—
Multifamily property	46,683	23,343	2,882	—
Commercial and industrial	—	—	—	416
Total	$47,280	$23,343	$2,882	$416

The following table presents loans by class that were modified that failed to comply with the modified terms in the year following modification and resulted in a payment default during the year December 31, 2024:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Year Ended December 31, 2024
		Significant
		Payment Delay
	Significant	and
(Dollars in thousands)	Payment Delay	Term Extension
Primary residential mortgage	$648	$—
Investment commercial real estate	—	17,838
Commercial and industrial	503	—
Total	$1,151	$17,838

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

The Company does not estimate expected credit losses on accrued interest receivable ("AIR") on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $28.5 million at December 31, 2025 and $26.2 million at December 31, 2024.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of December 31, 2025 and 2024.

	December 31, 2025
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,573	$—	$630,317	$5,328	$632,890	$5,328
Junior lien loan on residence	106	—	61,314	208	61,420	208
Multifamily property	31,343	3,574	1,831,249	8,884	1,862,592	12,458
Owner-occupied commercial real estate	—	—	289,801	3,630	289,801	3,630
Investment commercial real estate	11,557	994	1,089,525	12,993	1,101,082	13,987
Commercial and industrial	22,641	7,466	1,800,916	21,919	1,823,557	29,385
Lease financing	23	—	266,015	2,554	266,038	2,554
Construction	—	—	24,959	297	24,959	297
Consumer and other	—	—	189,633	3,192	189,633	3,192
Total ACL	$68,243	$12,034	$6,183,729	$59,005	$6,251,972	$71,039

	December 31, 2024
		Ending
		ACL		Ending
		Attributable		ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,779	$—	$606,259	$4,398	$609,038	$4,398
Junior lien loan on residence	92	—	45,215	180	45,307	180
Multifamily property	53,105	5,149	1,746,649	12,504	1,799,754	17,653
Owner-occupied commercial real estate	—	—	275,089	3,208	275,089	3,208
Investment commercial real estate	11,684	735	966,752	10,950	978,436	11,685
Commercial and industrial	30,881	6,678	1,458,585	26,397	1,489,466	33,075
Lease financing	1,234	121	221,263	1,367	222,497	1,488
Construction	—	—	11,204	121	11,204	121
Consumer and other	—	—	80,165	1,184	80,165	1,184
Total ACL	$99,775	$12,683	$5,411,181	$60,309	$5,510,956	$72,992

Individually evaluated loans include nonaccrual loans of $68.2 million at December 31, 2025 and $99.8 million at December 31, 2024. Individually evaluated loans did not include any performing modified loans at December 31, 2025. An allowance of $5.8 million was allocated to modified loans at December 31, 2025, of which $5.6 million was allocated for one commercial and industrial relationship. All accruing modified loans were paying in accordance with their modified terms as of December 31, 2025.

The ACL was $71.0 million as of December 31, 2025, compared to $73.0 million at December 31, 2024. The decrease in the ACL was primarily due to charge-offs of $26.9 million during 2025. Charge-offs of $13.9 million were related to several

C&I loans with an additional $13.0 million related to five multifamily property credits that were resolved in 2025. A significant portion of the charge-offs were tied to previously established specific reserves. The reduction in the ACL due to charge-offs was partially offset by a provision for credit losses of $23.6 million.

The ACL as a percentage of loans was 1.14 percent and 1.32 percent at December 31, 2025 and 2024, respectively. The decline in the ratio was driven by (i) the use of previously established specific reserves associated with the charge-offs noted above, (ii) strong loan growth during the year, which increased total loans outstanding, and (iii) the Company’s annual CECL model recalibration. The recalibration incorporated lower historical loss rates and reflected the current risk portfolio characteristics, resulting in a lower required general reserve.

Although charge-offs were higher in 2025, they were largely related to credits that had been previously identified and reserved and therefore did not represent a broad decline in overall portfolio credit quality. Credit metrics and risk rating trends across the remainder of the portfolio remained stable, and management’s forward-looking economic assumptions at December 31, 2025 reflected a stable economic outlook.

Despite the lower ACL ratio, management believes the allowance for credit losses of $71.0 million, or 1.14 percent of total loans, appropriately reflects the current credit quality, portfolio composition, loan growth, and forward-looking economic conditions, and remains adequate to absorb expected credit losses as of December 31, 2025.

Under Topic 326, the Company's methodology for determining the ACL on loans is based upon historic net charge-offs, and key assumptions, including economic forecasts, reversion periods, prepayments and qualitative adjustments. The allowance is measured on a collective, or pool, basis when similar risk characteristics exist. Loans that do not share common risk characteristics are evaluated on an individual basis and are excluded from the collective evaluation.

The following tables present collateral dependent loans individually evaluated by segment as of December 31, 2025 and 2024:

	December 31, 2025
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$2,761	$2,573	$—	$2,979
Junior lien loan on residence (A)	117	106	—	109
Multifamily property (B)	15,264	14,671	—	33,732
Investment commercial real estate (C)	12,500	9,628	—	9,682
Commercial and industrial (A)(C)(D)	9,057	8,600	—	21,608
Lease financing (E)	126	23	—	821
Total loans with no related allowance	$39,825	$35,601	$—	$68,931
With related allowance recorded:
Multifamily property (B)	$16,862	$16,672	$3,574	$14,748
Investment commercial real estate (C)	1,929	1,929	994	1,929
Commercial and industrial (A)(C)(D)	14,041	14,041	7,466	7,630
Total loans with related allowance	$32,832	$32,642	$12,034	$24,307
Total loans individually evaluated for impairment	$72,657	$68,243	$12,034	$93,238

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
(C)
Secured by commercial real estate.
(D)
Secured by all business assets.
(E)
Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the years ended December 31, 2025 and 2024 was not material. The Company did not recognize any income on non-accruing impaired loans for the years ended December 31, 2025 and 2024.

The activity in the allowance for credit losses for the years ended December 31, 2025, 2024 and 2023 are summarized below:

	January 1,				December 31,
	2025				2025
	Beginning	Charge-		Provision/	Ending
(In thousands)	ACL	Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$4,398	$—	$—	$930	$5,328
Junior lien loan on residence	180	—	—	28	208
Multifamily property	17,653	(12,991)	24	7,772	12,458
Owner-occupied commercial real estate	3,208	—	—	422	3,630
Investment commercial real estate	11,685	—	—	2,302	13,987
Commercial and industrial	33,075	(13,880)	1,286	8,904	29,385
Lease financing	1,488	—	—	1,066	2,554
Construction	121	—	—	176	297
Consumer and other	1,184	(37)	44	2,001	3,192
Total ACL	$72,992	$(26,908)	$1,354	$23,601	$71,039

(A) Provision to roll forward the ACL excludes a credit of $83,000 for off-balance sheet commitments.

	January 1,				December 31,
	2024				2024
	Beginning			Provision/	Ending
(In thousands)	ACL	Charge-Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$3,931	$(43)	$—	$510	$4,398
Junior lien loan on residence	177	—	—	3	180
Multifamily property	8,782	(5,379)	—	14,250	17,653
Owner-occupied commercial real estate	4,840	—	—	(1,632)	3,208
Investment commercial real estate	15,403	—	—	(3,718)	11,685
Commercial and industrial	29,707	(345)	2,195	1,518	33,075
Lease financing	1,663	—	3,214	(3,389)	1,488
Construction	516	—	—	(395)	121
Consumer and other	869	(39)	5	349	1,184
Total ACL	$65,888	$(5,806)	$5,414	$7,496	$72,992

(A) Provision to roll forward the ACL excludes a provision of $4,000 for off-balance sheet commitments.

	January 1,				December 31,
	2023				2023
	Beginning			Provision/	Ending
(In thousands)	ACL	Charge-Offs	Recoveries	(Credit)(A)	ACL
Primary residential mortgage	$2,894	$—	$52	$985	$3,931
Junior lien loan on residence	154	—	—	23	177
Multifamily property	8,849	(2,223)	—	2,156	8,782
Owner-occupied commercial real estate	4,835	—	—	5	4,840
Investment commercial real estate	15,480	(1,199)	—	1,122	15,403
Commercial and industrial	25,530	—	—	4,177	29,707
Lease financing	2,314	(5,594)	—	4,943	1,663
Construction	236	—	—	280	516
Consumer and other	537	(139)	6	465	869
Total ACL	$60,829	$(9,155)	$58	$14,156	$65,888

(A) Provision to roll forward the ACL excludes a credit of $65,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off Balance Sheet Commitments

The following tables present the activity in the ACL for off balance sheet commitments for the years ended December 31, 2025, 2024 and 2023:

	January 1,		December 31,
	2025	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(83)	$608
Total ACL	$691	$(83)	$608

	January 1,		December 31,
	2024	Provision	2024
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$687	$4	$691
Total ACL	$687	$4	$691

	January 1,		December 31,
	2023	Provision	2023
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$752	$(65)	$687
Total ACL	$752	$(65)	$687

5. PREMISES AND EQUIPMENT

The following table presents premises and equipment as of December 31,

(In thousands)	2025	2024
Land and land improvements	$7,726	$6,881
Buildings	15,853	13,385
Furniture and equipment	36,175	30,022
Leasehold improvements	23,539	15,654
Projects in progress	1,097	4,767
	84,390	70,709
Less: accumulated depreciation	45,226	41,821
Total	$39,164	$28,888

The following table presents finance lease right-of-use assets as of December 31,

(In thousands)	2025	2024
Finance lease	$2,813	$2,814
Less: accumulated depreciation	1,969	1,829
Total	$844	$985

Projects in progress represents costs associated with smaller renovation or equipment installation projects at various locations.

The Company recorded depreciation expense of $4.1 million, $3.5 million, and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company modified the existing lease for its corporate headquarters building in 2024 which is classified as an operating lease right-of-use asset in accordance with lease accounting guidance. The lease arrangement requires monthly payments through 2036. Under the previous lease, the main office was classified as a finance lease with related depreciation expense of $202,000 in 2024 and $607,000 in 2023.

The Company also leases its Gladstone branch after completing a sale-leaseback transaction involving the property in 2011. The lease arrangement requires monthly payments through 2031. The deferred gain was removed as a cumulative-effect adjustment in accordance with lease accounting guidance. Related depreciation expense and accumulated depreciation of $141,000 is included in each of the 2025, 2024 and 2023 results.

The following is a schedule by year of future minimum lease payments under finance lease right-of-use asset, together with the present value of net minimum lease payments as of December 31, 2025:

(In thousands)
2026	$215
2027	226
2028	226
2029	226
2030	226
Thereafter	225
Total minimum lease payments	1,344
Less: amount representing interest	158
Present value of net minimum lease payments	$1,186

6. DEPOSITS

Time deposits over $250,000 totaled $138.1 million and $137.3 million at December 31, 2025 and 2024, respectively. These totals exclude brokered certificates of deposit.

The following table sets forth the details of total deposits as of December 31:

(Dollars in thousands)	2025		2024
Noninterest-bearing demand deposits	$1,428,745	21.7%	$1,112,734	18.2%
Interest-bearing checking (A)	3,448,497	52.3	3,334,269	54.4
Savings	105,123	1.6	103,136	1.7
Money market (B)	1,197,995	18.2	1,078,024	17.5
Certificates of deposit - retail	408,219	6.2	483,998	7.9
Certificates of deposit - listing service	400	0.0	6,861	0.1
Subtotal deposits	6,588,979	100.0	6,119,022	99.8
Interest-bearing demand - Brokered	—	—	10,000	0.2
Total deposits	$6,588,979	100.0%	$6,129,022	100.0%

(A) Interest-bearing checking includes $1.98 billion at December 31, 2025 and $1.57 billion at December 31, 2024 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs, respectively.

(B) Money market includes $165.6 million at December 31, 2025 and $85.3 million at December 31, 2024 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of time deposits as of December 31, 2025 are as follows:

(In thousands)
2026	$393,580
2027	13,406
2028	479
2029	805
2030	349
Over 5 Years	—
Total	$408,619

7. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At December 31, 2025, the Company had $73.3 million of overnight borrowings at the FHLB at a rate of 3.96 percent. At December 31, 2024, the Company had no overnight borrowings. At December 31, 2025, unused short-term overnight borrowing commitments totaled $1.70 billion from the FHLB, $15.0 million from correspondent bankers and $2.47 billion at the Federal Bank of New York.

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisal and other factors. For each collateral-dependent impaired loan we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of December 31, 2025.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$211,223	$—	$211,223	$—
Mortgage-backed securities-residential	530,365	—	530,365	—
SBA pool securities	17,212	—	17,212	—
Corporate bond	15,403	—	15,403	—
CRA investment fund	13,459	13,459	—	—
Derivatives:
Cash flow hedges	2,441	—	2,441	—
Loan level swaps	8,376	—	8,376	—
Total	$798,479	$13,459	$785,020	$—

Liabilities:
Derivatives:
Cash flow hedges	12	—	12	—
Loan level swaps	8,376	—	8,376	—
Total	$8,388	$—	$8,388	$—

(In thousands)	December 31, 2024
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$196,914	$—	$196,914	$—
Mortgage-backed securities-residential	548,612	—	548,612	—
SBA pool securities	24,482	—	24,482	—
Corporate bond	14,536	—	14,536	—
CRA investment fund	13,041	13,041	—	—
Derivatives:
Cash flow hedges	7,815	—	7,815	—
Loan level swaps	22,275	—	22,275	—
Total	$827,675	$13,041	$814,634	$—

Liabilities:
Derivatives:
Loan level swaps	22,275	—	22,275	—
Total	$22,275	$—	$22,275	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of December 31, 2025 and December 31, 2024.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

	December 31, 2025	December 31, 2024
Residential loans contractual balance	$445	$—
Fair value adjustment	5	—
Total fair value of residential loans held for sale	$450	$—

The following tables summarize, at the date indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property (A)	$13,098	$—	$—	$13,098
Investment commercial real estate (A)	935	—	—	935
Commercial and industrial (A)	6,575	—	—	6,575

(A) These amounts represent the carrying amounts on the Consolidated Statements of Condition for individually evaluated loans.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for individually evaluated loans primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 10 percent to 50 percent.

		Fair Value Measurements Using
		Quoted
		Prices In
		Active
		Markets	Significant
		For	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(In thousands)	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property (A)	$32,661	$—	$—	$32,661
Investment commercial real estate (A)	1,195	—	—	1,195
Commercial and industrial (A)	21,465	—	—	21,465
Lease financing (A)	679	—	—	679

(A) These amounts represent the carrying amounts on the Consolidated Statements of Condition for individually evaluated loans.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for individually evaluated loans primarily relate to customized discounting criteria applied to the customer’s reported amount of collateral. The amount of the collateral discount depends upon the condition and marketability of the underlying collateral. As the Company’s primary objective in the event of default would be to monetize the collateral to settle the outstanding balance of the loan, less marketable collateral would receive a larger discount. During the reported periods, collateral discounts ranged from approximately 10 percent to 50 percent.

The carrying amounts and estimated fair values of financial instruments at December 31, 2025 are as follows:

		Fair Value Measurements at December 31, 2025 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$187,820	$187,820	$—	$—	$187,820
Securities available for sale	774,203	—	774,203	—	774,203
Securities held to maturity	95,862	—	87,491	—	87,491
CRA investment fund	13,459	13,459	—	—	13,459
FHLB and FRB stock	14,605	—	—	—	N/A
Loans held for sale, at fair value	450	—	450	—	450
Loans held for sale, at lower of cost or fair value	4,437	—	4,819	—	4,819
Loans, net of allowance for credit losses	6,182,697	—	—	6,172,779	6,172,779
Accrued interest receivable	31,971	—	3,441	28,530	31,971
Accrued interest receivable loan level swaps (A)	541	—	541	—	541
Cash flow hedges	2,441	—	2,441	—	2,441
Loan level swaps	7,835	—	7,835	—	7,835
Financial liabilities
Deposits	$6,588,979	$6,180,360	$406,932	$—	$6,587,292
Short-term borrowings	73,267	—	73,267	—	73,267
Subordinated debt	99,030	—	—	97,388	97,388
Accrued interest payable	5,788	5,025	744	19	5,788
Accrued interest payable loan level swaps (B)	541	—	541	—	541
Cash flow hedges	12	—	12	—	12
Loan level swaps	7,835	—	7,835	—	7,835

(A)
Included in other assets in the Consolidated Statements of Condition.
(B)
Included in accrued expenses and other liabilities in the Consolidated Statements of Condition.

The carrying amounts and estimated fair values of financial instruments at December 31, 2024 are as follows:

		Fair Value Measurements at December 31, 2024 Using
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$391,367	$391,367	$—	$—	$391,367
Securities available for sale	784,544	—	784,544	—	784,544
Securities held to maturity	101,635	—	88,650	—	88,650
CRA investment fund	13,041	13,041	—	—	13,041
FHLB and FRB stock	12,373	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	8,594	—	9,315	—	9,315
Loans, net of allowance for loan losses	5,439,334	—	—	5,198,085	5,198,085
Accrued interest receivable	29,898	—	3,695	26,203	29,898
Accrued interest receivable loan level swaps (A)	849	—	849	—	849
Cash flow hedges	7,815	—	7,815	—	7,815
Loan level swaps	21,426	—	21,426	—	21,426
Financial liabilities
Deposits	$6,129,022	$5,638,163	$488,026	$—	$6,126,189
Subordinated debt	133,561	—	—	125,750	125,750
Accrued interest payable	8,354	6,327	1,881	146	8,354
Accrued interest payable loan level swaps (B)	849	—	849	—	849
Loan level swaps	21,426	—	21,426	—	21,426

(A) Included in other assets in the Consolidated Statements of Condition.

(B) Included in accrued expenses and other liabilities in the Consolidated Statements of Condition.

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

Loans: At December 31, 2025 and 2024, respectively, the exit price observations are obtained from a third-party using its proprietary valuation model and methodology and may not reflect actual or prospective market valuations. The valuation utilizes a discounted cash-flow based model relying on various assumptions including the probability of default, loss given default, portfolio liquidity and remaining term of the portfolio.

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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS:

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income.

The following table presents the sources of noninterest income for the years ended December 31:

(In thousands)	2025	2024	2023
Service charges on deposits
Overdraft fees	$414	$455	$518
Interchange income	1,037	1,033	1,182
Other	3,356	3,829	3,452
Wealth management fees (A)	63,240	61,458	55,747
Gain/(loss) on sale of property	304	(102)	(6)
Gain on lease termination	875	—	—
Corporate advisory fee income	820	1,032	219
Other (B)	12,039	11,417	12,466
Total noninterest other income	$82,085	$79,122	$73,578
(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following table presents the sources of noninterest income by operating segment for the years ended December 31:

	2025
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$414	$—	$414
Interchange income	1,037	—	1,037
Other	3,356	—	3,356
Wealth management fees (A)	—	63,240	63,240
Gain on sale of property	304	—	304
Gain on lease termination	875		875
Corporate advisory fee income	820	—	820
Other (B)	11,449	590	12,039
Total noninterest income	$18,255	$63,830	$82,085

	2024
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$455	$—	$455
Interchange income	1,033	—	1,033
Other	3,829	—	3,829
Wealth management fees (A)	—	61,458	61,458
Loss on sale of property	(102)	—	(102)
Corporate advisory fee income	1,032	—	1,032
Other (B)	10,633	784	11,417
Total noninterest income	$16,880	$62,242	$79,122

	2023
Revenue by Operating		Wealth
Segment	Banking	Management	Total
Service charges on deposits
Overdraft fees	$518	$—	$518
Interchange income	1,182	—	1,182
Other	3,452	—	3,452
Wealth management fees (A)	—	55,747	55,747
Loss on sale of property	(6)	—	(6)
Corporate advisory fee income	219	—	219
Other (B)	11,288	1,178	12,466
Total noninterest income	$16,653	$56,925	$73,578

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income by $56,000, $19,000, and $8,000 for 2025, 2024, and 2023, respectively.

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

Gains/(losses) on sales of property: The Company records a gain or loss from the sale of property when control of the property transfers to the buyer, which generally occurs at the time of an executed deed. When the Company finances the sale of property to the buyer, the Company assesses whether the buyer is committed to perform its obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the property asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer. In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain/(loss) on sale if a significant financing component is present. The Company recorded a gain on sale of property of $304,000 for 2025, a loss on sale of property of $102,000 for 2024 and a loss on sale of property of $6,000 for 2023.

Gain on lease termination: In June 2025, the Company terminated its lease agreement for its Piscataway branch location that was no longer in use. The lease termination was finalized through a negotiated buyout payment of $275,000. At the time of termination, the Company had an accrued lease liability of $1.1 million related to the remaining lease obligation. As a result of the termination, the Company recognized a gain of $875,000, which is included in other income in the Consolidated Statements of Income. The gain reflects the difference between the accrued lease liability and the buyout payment.

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

Other: All of the other income items are outside the scope of ASC 606.

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the years ended December 31:

(In thousands)	2025	2024	2023
Professional and legal fees	$6,675	$7,309	$5,710
Trust department expense	4,385	4,014	3,837
Telephone	1,594	1,616	1,531
Loan expense	2,697	1,295	1,200
Amortization of intangible assets	1,087	1,088	1,319
Advertising	2,053	2,111	1,872
Other operating expenses	11,762	9,923	9,623
Total other operating expenses	$30,253	$27,356	$25,092

11. INCOME TAXES

All of the Company's income tax expense as reported for the years ended December 31, 2025, 2024, and 2023 is attributable to domestic operations. The income tax expense included in the consolidated financial statements for the years ended December 31 is allocated as follows:

(In thousands)	2025	2024	2023
Federal:
Current expense	$2,507	$19,576	$25,814
Deferred (benefit)/expense	8,341	(11,461)	(11,862)
State:
Current expense	4,692	6,685	7,889
Deferred (benefit)/expense	(557)	(4,384)	(3,414)
Change in valuation allowance	—	1,548	—
Total income tax expense	$14,983	$11,964	$18,427

Total income tax expense differed from the amounts computed by applying the U.S. Federal income tax rate of 21 percent for 2025, 2024, and 2023, respectively, to income before taxes as a result of the following:

(In thousands)	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory rate	$10,985	21.0%	$9,440	21.0%	$14,129	21.0%
Federal reconciling items:
Nontaxable and nondeductible items, net	544	1.0	(215)	(0.5)	(68)	(0.1)
Change in valuation allowance	—	-	1,548	3.5	—	-
Other reconciling items	305	0.6	(627)	(1.4)	831	1.2
State and local income taxes, net of federal effect (1):	3,149	6.0	1,818	4.0	3,535	5.3
Total income tax expense	$14,983	28.6%	$11,964	26.6%	$18,427	27.4%

(1) State taxes in New Jersey made up the majority (greater than 50 percent) of the tax effect in this category.

The components of income taxes paid for the periods ended December 31, 2025, 2024, and 2023 were as follows:

(In thousands)	2025	2024	2023

Total Income Taxes Paid	$19,681	$17,672	$18,474
Federal	15,286	11,700	11,600
State
New Jersey	1,354	3,200	2,802
New York	1,175	1,083	2,712
Other	1,866	1,689	1,360

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of December 31 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$19,240	$19,430
Tax net operating loss carryforward	4,427	134
Capital loss carryforward	1,548	1,548
Unrealized loss on securities available for sale	17,950	27,182
Unrealized loss on equity security	417	558
Stock compensation expense	6,315	6,081
Accrued compensation	7,433	7,923
Accrued expenses	687	833
Discount accretion	1,138	1,441
Lease liabilities	11,714	11,486
Finance lease	407	516
Other	1,308	1,204
Total deferred tax assets	$72,584	$78,336
Deferred tax liabilities:
Lease financing	$49,186	$38,343
Cash flow hedge	671	2,078
Deferred loan origination costs and fees	2,353	2,090
Deferred income	4,478	4,420
Amortization of intangible assets	2,753	2,451
Lease right-of-use asset	10,792	10,619
Other	31	406
Total deferred tax liabilities	70,264	60,407
Net deferred tax asset/(liability) before valuation allowance	2,320	17,929
Valuation allowance	(1,548)	(1,548)
Net deferred tax asset/(liability)	$772	$16,381

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

At December 31, 2025, the Company had $2.8 million of Federal net operating loss carryforward balances available to offset future taxable income that do not expire and $1.5 million of state net operating loss carryforward balances available to offset future taxable income that have various expirations beginning in 2033.

On June 28 2024, the governor of New Jersey signed into law a new Corporate Transit Fee, which increases the New Jersey corporate tax rate from 9 percent to 11.5 percent. This fee will be imposed on businesses that have New Jersey taxable income of $10 million or more for tax years beginning January 1, 2024 through December 31, 2028.

The Company is subject to U.S. Federal income tax as well as income tax of various state jurisdictions. The Company is no longer subject to federal examination for tax years prior to 2022 or by state and local tax authorities for years prior to 2021.

12. BENEFIT PLANS

The Company sponsors a profit sharing plan and a savings plan under Section 401(k) of the Internal Revenue Code, covering substantially all salaried employees over the age of 21 with at least 12 months of service. The Company contributed two percent of compensation for each employee that participates in the 401(k) plan regardless of the employees’ contributions for the years ended December 31, 2025 and 2024. The Company contributed three percent of compensation for each employee that participates in the 401(k) plan regardless of the employees' contributions for the year ended December 31, 2023. In addition, the Company partially matches employee contributions up to three percent. Expense for the savings plan totaled $4.6 million for the year ended December 31, 2025, $2.4 million for the year ended December 31, 2024, and $3.5 million for the year ended December 31, 2023.

Additional contributions to the profit sharing plan are made at the discretion of the Board of Directors. The Company did not make additional contributions to the profit sharing plan in 2025, 2024 or 2023.

13. STOCK-BASED COMPENSATION

The Company’s 2025 Long-Term Stock Incentive Plan allows the granting of shares of the Company’s common stock as incentive stock options, nonqualified stock options, restricted stock awards, restricted stock units and stock appreciation rights to directors, officers and employees of the Company and its subsidiaries. There are no shares remaining for issuance with respect to the Company's 2021 Long-Term Stock Incentive Plan. As of December 31, 2025, the total number of shares available for grant under the 2025 Plan was 499,413. There are no shares remaining for issuance with respect to the stock incentive plans approved in 2006, 2012 and 2021.

Options granted are, in general, exercisable not earlier than one year after the date of grant, at a price equal to the fair value of common stock on the date of grant and expire not more than ten years after the date of grant. Stock options may vest during a period of up to five years after the date of grant. The Company has a policy of using authorized but unissued shares to satisfy option exercises. There were no stock options granted in 2025.

Upon adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting,” the Company has elected to account for forfeitures as they occur, rather than estimate expected forfeitures.

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s stock incentive plans.

The Company issued performance and service-based restricted stock units in 2025, 2024 and 2023. Service-based units vest ratably over a three- or five-year period. There were 88,101 service-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during 2025.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. There were 66,252 performance-based restricted stock units granted under the 2021 Long-Term Stock Incentive Plan during 2025.

Changes in non-vested shares dependent on performance criteria for 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	135,477	$33.35
Granted during 2025	66,252	29.55
Vested during 2025	(65,515)	36.80
Forfeited during 2025	(2,278)	30.96
Balance, December 31, 2025	133,936	$30.37

Changes in service-based restricted stock awards/units for 2025 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2025	247,905	$33.00
Granted during 2025	88,101	29.55
Vested during 2025	(109,609)	33.51
Forfeited during 2025	(12,308)	32.05
Balance, December 31, 2025	214,089	$31.37

As of December 31, 2025, there was $4.8 million of total unrecognized compensation cost related to both service- and performance-based units. That cost is expected to be recognized over a weighted average period of 1.89 years. Total stock-based compensation expense recognized for stock awards/units totaled $10.9 million, $13.0 million and $10.7 million in 2025, 2024 and 2023, respectively. There was no stock-based compensation expense related to stock options for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The Company did not issue performance-based phantom units in 2025. The Company issued service-based phantom units in 2025. Service-based phantom units vest ratably over a three-year period. There were 209,688 service-based phantom units granted under the Phantom Plan during 2025.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at December 31, 2025 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statements of Condition. As of December 31, 2025, there was $8.1 million of unrecognized compensation costs related to non-vested phantom units.

14. COMMITMENTS AND CONTINGENCIES

The Company, in the ordinary course of business, is a party to litigation arising from the conduct of its business. Management does not consider that these actions depart from routine legal proceedings and believes that such actions will not affect its financial position or results of its operations in any material manner.

There are various outstanding commitments and contingencies, such as guarantees and credit extensions, including mostly variable-rate loan commitments of $1.6 billion and $1.2 billion at December 31, 2025 and 2024, respectively, which are not included in the accompanying consolidated financial statements. These commitments include unused commercial and home equity lines of credit.

The Company issues financial standby letters of credit that are irrevocable undertakings by the Company to guarantee payment of a specified financial obligation. Most of the Company’s financial standby letters of credit arise in connection with lending relations and have terms of one year or less. The maximum potential future payments the Company could be required to make equal the contract amount of the standby letters of credit and amounted to $57.3 million and $28.3 million at December 31, 2025 and 2024, respectively. The fair value of the Company’s liability for financial standby letters of credit was insignificant at December 31, 2025.

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

The Company is a limited partner in several Small Business Investment Company (“SBIC”) funds. The Company had unfunded commitments of $6.7 million and $9.4 million for its investment in SBIC qualified funds at December 31, 2025 and 2024, respectively.

15. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of December 31, 2025, the Company’s operating lease ROU asset and operating lease liability totaled $39.9 million and $43.3 million, respectively. As of December 31, 2024, the Company’s operating lease ROU asset and operating lease liability totaled $40.3 million and $43.6 million, respectively. A weighted average discount rate of 4.44 percent and 4.40 percent was used in the measurement of the ROU asset and lease liability as of December 31, 2025 and 2024, respectively.

The Company's leases had remaining lease terms between six months to 11 years, with a weighted average lease term of 8.47 years, at December 31, 2025. The Company's leases had remaining lease terms between four months to 12 years, with a weighted average lease term of 9.28 years, at December 31, 2024. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $6.5 million and $5.7 million for the years ended December 31, 2025 and 2024, respectively. The variable lease costs were $492,000 and $366,000 for the years ended December 31, 2025 and 2024, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of December 31, 2025:

(In thousands)
2026	$6,791
2027	6,314
2028	6,146
2029	5,846
2030	5,925
Thereafter	21,235
Total lease payments	52,257
Less: imputed interest	8,963
Total present value of lease payments	$43,294

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the years ended December 31:

(In thousands)	2025	2024
Right-of-use asset obtained in exchange for lease obligation	$4,320	$32,302
Operating cash flows from operating leases	6,421	4,607
Operating cash flows from direct finance leases	53	89
Financing cash flows from direct finance leases	141	343

16. REGULATORY CAPITAL

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements and results of operations. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance of all the requirements being fully phased in on January 1, 2019. The Company has chosen to exclude net unrealized gain or loss on available for sale securities in computing regulatory capital. Management believes that as of December 31, 2025, the Company and the Bank meet all capital adequacy requirements to which they were subject at that date.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2025 and 2024, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier 1 and Tier I leverage ratios as set forth in the table.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital
(to risk-weighted assets)	$807,580	12.64%	$638,896	10.00%	$511,117	8.00%	$670,841	10.50%

Tier I capital
(to risk-weighted assets)	735,931	11.52	511,117	8.00	383,338	6.00	543,062	8.50

Common equity tier I
(to risk-weighted assets)	735,872	11.52	415,282	6.50	287,503	4.50	447,227	7.00

Tier I capital
(to average assets)	735,931	9.89	372,195	5.00	297,756	4.00	297,756	4.00

As of December 31, 2024:
Total capital
(to risk-weighted assets)	$801,365	14.75%	$543,234	10.00%	$434,587	8.00%	$570,396	10.50%

Tier I capital
(to risk-weighted assets)	733,389	13.50	434,587	8.00	325,940	6.00	461,749	8.50

Common equity tier I
(to risk-weighted assets)	733,383	13.50	353,102	6.50	244,455	4.50	380,264	7.00

Tier I capital
(to average assets)	733,389	10.57	347,006	5.00	277,605	4.00	277,605	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2025:
Total capital
(to risk-weighted assets)	$811,375	12.68%	N/A	N/A	$511,816	8.00%	$671,759	10.50%

Tier I capital
(to risk-weighted assets)	660,696	10.33	N/A	N/A	383,862	6.00	543,805	8.50

Common equity tier I
(to risk-weighted assets)	660,637	10.33	N/A	N/A	287,897	4.50	447,839	7.00

Tier I capital
(to average assets)	660,696	8.87	N/A	N/A	298,086	4.00	298,086	4.00

As of December 31, 2024:
Total capital
(to risk-weighted assets)	$806,404	14.84%	N/A	N/A	$434,830	8.00%	$570,715	10.50%

Tier I capital
(to risk-weighted assets)	625,830	11.51	N/A	N/A	326,123	6.00	462,007	8.50

Common equity tier I
(to risk-weighted assets)	625,824	11.51	N/A	N/A	244,592	4.50	380,477	7.00

Tier I capital
(to average assets)	625,830	9.01	N/A	N/A	277,710	4.00	277,710	4.00

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $305.0 million as of December 31, 2025 and $360.0 million as of December 31, 2024 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of December 31, 2025, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following tables present information about the interest rate swaps designated as cash flow hedges as of December 31, 2025 and December 31, 2024:

(Dollars in thousands)	2025	2024
Notional amount	$305,000	$360,000
Weighted average pay rate	2.17%	2.35%
Weighted average receive rate	3.10%	3.83%
Weighted average maturity	1.39	2.08 years
Unrealized gain/(loss), net	$2,429	$7,815
Number of contracts	12	14

	2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$2,429
Total included in other assets	280,000	$2,441
Total included in other liabilities	25,000	(12)

	2024
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$360,000	$7,815
Total included in other assets	360,000	7,815
Total included in other liabilities	—	—

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income and the consolidated financial statements relating to the cash flow derivative instruments for the year ended December 31:

(In thousands)	2025	2024
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$(5,386)	$1,001

Net interest income recorded on these swap transactions totaled $3.7 million and $5.8 million for the years ended December 31, 2025 and 2024, respectively. Net interest income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $541,000 and $849,000 at December 31, 2025 and December 31, 2024, respectively, is recorded in other assets and other liabilities.

Information about these swaps at December 31 is as follows:

(Dollars in thousands)	2025	2024
Notional amount	$429,286	$430,785
Fair value	$(7,835)	$(21,426)
Weighted average pay rates	4.12%	3.95%
Weighted average receive rates	5.37%	6.25%
Weighted average maturity	3.02 years	3.65 years
Number of contracts	53	55

18. SHAREHOLDERS’ EQUITY

On January 26, 2023, the Company authorized a share repurchase program of up to 890,000 shares, or approximately 5 percent of its outstanding shares. The Company purchased 712,327 shares at an average price of $25.37 for a total cost of $18.1 million under this program, which expired on December 31, 2024. On January 30, 2025, the Company authorized a plan to repurchase up to 880,000 shares, which was approximately 5 percent of the outstanding shares as of that date, through December 31, 2026. During the year ended December 31, 2025, the Company purchased 200,000 shares at an average price of $27.22 for a total cost of $5.4 million. During the year ended December 31, 2024, the Company purchased 300,000 shares at an average price of $23.96 for a total cost of $7.2 million.

The Dividend Reinvestment Plan of the Company (the “Reinvestment Plan”) allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be filled from the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during 2025 and 2024 were purchased in the open market.

19. BUSINESS SEGMENTS

The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated CODM, based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment by monitoring the margin between interest revenue and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division by monitoring wealth management fee income and AUM. Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy, and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$198,605	$2,305	$200,910
Noninterest income	18,255	63,830	82,085
Total income	216,860	66,135	282,995
Provision for credit losses	23,518	—	23,518
Compensation and benefits	118,338	27,154	145,492
Premises and equipment expense	19,733	2,765	22,498
Depreciation expense	3,653	462	4,115
FDIC expense	4,810	—	4,810
Other noninterest expense	21,632	8,621	30,253
Total noninterest expense	191,684	39,002	230,686
Income before income tax expense	25,176	27,133	52,309
Income tax expense	7,212	7,771	14,983
Net income	$17,964	$19,362	$37,326

Total assets at period end	$7,397,173	$129,236	$7,526,409

	Year Ended December 31, 2024
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$146,589	$2,417	$149,006
Noninterest income	16,880	62,242	79,122
Total income	163,469	64,659	228,128
Provision for credit losses	7,500	—	7,500
Compensation and benefits	92,466	29,859	122,325
Premises and equipment expense	16,357	2,589	18,946
Depreciation expense	3,007	532	3,539
FDIC expense	3,510	—	3,510
Other noninterest expense	18,907	8,449	27,356
Total noninterest expense	141,747	41,429	183,176
Income before income tax expense	21,722	23,230	44,952
Income tax expense	5,782	6,182	11,964
Net income	$15,940	$17,048	$32,988

Total assets at period end	$6,873,997	$137,241	$7,011,238

	Year Ended December 31, 2023
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$151,974	$4,115	$156,089
Noninterest income	16,653	56,925	73,578
Total income	168,627	61,040	229,667
Provision for credit losses	14,091	—	14,091
Compensation and benefits	71,099	29,425	100,524
Premises and equipment expense	13,550	2,495	16,045
Depreciation expense	3,124	564	3,688
FDIC expense	2,946	—	2,946
Other noninterest expense	16,275	8,817	25,092
Total noninterest expense	121,085	41,301	162,386
Income before income tax expense	47,542	19,739	67,281
Income tax expense	13,018	5,409	18,427
Net income	$34,524	$14,330	$48,854

Total assets at period end	$6,357,980	$118,877	$6,476,857

20. SUBORDINATED DEBT

In December 2017, the Company issued $35.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2017 Notes”) to certain institutional investors. The 2017 Notes were non-callable for five years, had a stated maturity of December 15, 2027, and had a fixed interest rate of 4.75 percent per year until December 15, 2022. From December 16, 2022, to the maturity date or early redemption date, the interest rate reset quarterly to a level equal to the then current three-month LIBOR rate plus 254 basis points, payable quarterly in arrears (which was 7.75 percent at December 31, 2024). The Company fully redeemed these notes plus $627,000 in unpaid interest on March 15, 2025. The remaining net issuance costs of $259,000 were written-off during the quarter ended March 31, 2025.

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed to floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and had a fixed rate of 3.50 percent per year until December 22, 2025. From December 23, 2025, to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears (which was 6.93 percent at December 31, 2025). Debt issuance costs incurred totaled $1.9 million and are being amortized to maturity. The Company fully redeemed these notes, plus any accrued and unpaid interest on March 2, 2026.

Subordinated debt is presented net of issuance cost on the Consolidated Statements of Condition. The subordinated debt issuances are included in the Company’s regulatory total capital amount and ratio.

21. ACQUISITIONS

The Company did not complete any acquisitions in 2025 or 2024.

Goodwill on the Company’s consolidated statement of financial condition totaled $36.2 million at December 31, 2025 and 2024. Of the $36.2 million of goodwill, $563,000 relates to the Banking segment and $35.6 million relates to the Wealth Management segment.

The Company conducted its annual impairment analysis in the third quarter of 2025 and concluded that there was no impairment of goodwill.

The table below presents a roll forward of goodwill and intangible assets for the years ended December 31, 2025, 2024 and 2023:

		Identifiable
(In thousands)	Goodwill	Intangible Assets
Balance as of January 1, 2023	$36,212	$11,121
Amortization and impairment during the period	—	1,319
Balance as of December 31, 2023	$36,212	$9,802
Amortization and impairment during the period	—	1,088
Balance as of December 31, 2024	$36,212	$8,714
Amortization and impairment during the period	—	1,087
Balance as of December 31, 2025	$36,212	$7,627

Amortization expense related to identifiable intangible assets was $1.1 million for 2025, $1.1 million for 2024 and $1.3 million for 2023.

Estimated amortization expense for each of the next five years is shown in the table below.

(In thousands)
2026	$959
2027	944
2028	944
2029	944
2030	870

22. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the years ended December 31, 2025, 2024 and 2023:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$22,834	$(5)	$22,829	$(49,319)

Gain/(loss) on cash flow hedges	5,737	(3,979)	—	(3,979)	1,758

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$18,855	$(5)	$18,850	$(47,561)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2024	Reclassifications	Income/(Loss)	2024	2024
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(69,809)	$(2,339)	$—	$(2,339)	$(72,148)

Gain/(loss) on cash flow hedges	4,931	806	—	806	5,737

Accumulated other comprehensive gain/(loss), net of tax	$(64,878)	$(1,533)	$—	$(1,533)	$(66,411)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Year
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	December 31,	December 31,
(In thousands)	2023	Reclassifications	Income/(Loss)	2023	2023
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(80,972)	$11,163	$—	$11,163	$(69,809)

Gain/(loss) on cash flow hedges	6,761	(1,770)	(60)	(1,830)	4,931

Accumulated other comprehensive gain/(loss), net of tax	$(74,211)	$9,393	$(60)	$9,333	$(64,878)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the years ended December 31, 2025, 2024 and 2023:

	Years Ended
	December 31,
(In thousands)	2025	2024	2023	Affected Line Item in Statements of Income
Unrealized gain/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$(7)	$—	$—	Securities losses, net
Tax effect	2	—	—	Income tax expense
Total reclassifications, net of tax	$(5)	$—	$—
Unrealized gain/(losses) on cash flow hedge derivatives:
Reclassification adjustment for amounts included in net income	$—	$—	$(84)	Interest expense/other income
Tax effect	—	—	24	Income tax expense
Total reclassifications, net of tax	$—	$—	$(60)

23. CONDENSED FINANCIAL STATEMENTS OF PEAPACK-GLADSTONE FINANCIAL CORPORATION (PARENT COMPANY ONLY)

STATEMENTS OF CONDITION

	December 31,
(In thousands)	2025	2024
Assets
Cash	$15,626	$19,901
Interest-earning deposits	243	240
Total cash and cash equivalents	15,869	20,141
Investment in subsidiary	733,499	713,408
Other assets	8,521	6,696
Total assets	$757,889	$740,245
Liabilities
Subordinated debt	$99,030	$133,561
Other liabilities	653	835
Total liabilities	99,683	134,396
Shareholders’ equity
Common stock	18,096	17,953
Surplus	353,267	348,264
Treasury stock	(122,953)	(117,509)
Retained earnings	457,357	423,552
Accumulated other comprehensive loss	(47,561)	(66,411)
Total shareholders’ equity	658,206	605,849
Total liabilities and shareholders’ equity	$757,889	$740,245

STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
(In thousands)	2025	2024	2023
Income
Dividend from Bank	$45,600	$16,000	$37,415
Other income	4	47	10
Total income	45,604	16,047	37,425
Expenses
Interest expense	4,210	6,644	6,651
Other expenses	1,667	1,314	1,481
Total expenses	5,877	7,958	8,132
Income before income tax benefit and equity in undistributed earnings of Bank	39,727	8,089	29,293
Income tax benefit	(1,563)	(2,035)	(2,224)
Net income before equity in undistributed earnings of Bank	41,290	10,124	31,517
(Dividends in excess of earnings)/equity in undistributed earnings of Bank	(3,964)	22,864	17,337
Net income	$37,326	$32,988	$48,854
Other comprehensive income/(loss)	18,850	(1,533)	9,333
Comprehensive income	$56,176	$31,455	$58,187

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income	$37,326	$32,988	$48,854
Dividends in excess of earnings/(undistributed earnings of Bank)	3,964	(22,864)	(17,337)
Amortization of subordinated debt costs	469	287	287
Increase in other assets	(1,825)	(2,198)	(2,142)
(Decrease/(increase) in other liabilities	(241)	54	451
Net cash provided by operating activities	39,693	8,267	30,113

Cash flows from investing activities:
Capital contribution to subsidiary	—	—	—
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Cash dividends paid on common stock	(3,521)	(3,530)	(3,558)
Exercise of stock options, net of stock swaps	—	—	42
Repayments of subordinated debt	(35,000)	—	—
Purchase of treasury shares	(5,444)	(7,189)	(12,494)
Net cash used in financing activities	(43,965)	(10,719)	(16,010)

Net (decrease)/increase in cash and cash equivalents	(4,272)	(2,452)	14,103
Cash and cash equivalents at beginning of period	20,141	22,593	8,490
Cash and cash equivalents at end of period	$15,869	$20,141	$22,593

24. SUPPLEMENTAL DATA (unaudited)

The following tables set forth certain unaudited quarterly financial data for the periods indicated:

Selected 2025 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$86,345	$89,651	$92,545	$93,984
Interest expense	40,840	41,361	41,972	37,442
Net interest income	45,505	48,290	50,573	56,542
Provision for credit losses	4,471	6,586	4,790	7,671
Wealth management fee income	15,435	15,943	15,798	16,064
Fair value adjustment for equity securities	195	42	125	56
Other income	3,224	5,466	4,198	5,539
Operating expenses	49,440	51,893	52,297	53,538
Income before income tax expense	10,448	11,262	13,607	16,992
Income tax expense	2,853	3,321	3,976	4,833
Net income	$7,595	$7,941	$9,631	$12,159

Earnings per share-basic	$0.43	$0.45	$0.55	$0.69
Earnings per share-diluted	0.43	0.45	0.54	0.69

Selected 2024 Quarterly Data:
(In thousands, except per share data)	March 31	June 30	September 30	December 31
Interest income	$79,194	$79,238	$83,203	$86,166
Interest expense	44,819	44,196	45,522	44,258
Net interest income	34,375	35,042	37,681	41,908
Provision for credit losses	627	3,911	1,224	1,738
Wealth management fee income	14,407	16,419	15,150	15,482
Fair value adjustment for equity securities	(111)	(84)	474	549
Other income	4,405	5,220	3,314	3,897
Operating expenses	40,041	43,126	44,649	47,860
Income before income tax expense	12,408	9,560	10,746	12,238
Income tax expense	3,777	2,030	3,159	2,998
Net income	$8,631	$7,530	$7,587	$9,240

Earnings per share-basic	$0.49	$0.42	$0.43	$0.53
Earnings per share-diluted	0.48	0.42	0.43	0.52

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

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2025, Management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in 2013 Internal Control-Integrated Framework, issued by COSO. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit and Risk Committees.

Based on this assessment, Management determined that, as of December 31, 2025, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Report of the Independent Registered Public Accounting Firm

Crowe LLP, the independent registered public accounting firm that audited the Company’s December 31, 2025 consolidated financial statements included in this Annual Report on Form 10-K, has issued an audit report expressing an opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. The report is included in Item 8 under the heading “Report of Independent Registered Public Accounting Firm.”

Item 9B. OTHER INFORMATION

Securities Trading Plans of Directors and Executive Officers

During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1 of the Securities Exchange Act of 1934.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information set forth under the captions “Proposal 1 – Election of Directors – Nominee for Election as Directors,” “Corporate Governance – Committee of the Board of Directors – Audit Committee,” “– Code of Business Conduct and Conflict of Interest Policy and Corporate Governance Principles,” "Insider Trading Policy and Arrangements" and “Delinquent Section 16(a) Reports” in the 2026 Proxy Statement is incorporated herein by reference.

A copy of the Code of Business Conduct and Conflict of Interest Policy is available to shareholders on the “Governance Documents” section of the Investors Relations section of the Company’s website at www.peapackprivate.com.

Executive Officer	Age	Date Became an Executive Officer	Current Position and Business Experience
Douglas L. Kennedy	69	2012	Chief Executive Officer
Frank A. Cavallaro	57	2022	Chief Financial Officer
John P. Babcock	68	2014	President of Private Wealth Management
Robert A. Plante	66	2017	Chief Operating Officer
Gregory M. Smith	59	2019	President of Commercial Banking

Mr. Kennedy joined the Bank in 2012 as Chief Executive Officer. He is a career banker with over 46 years of commercial banking experience. Previously, Mr. Kennedy served as Executive Vice President and Market President at Capital One Bank/North Fork and held key executive level positions with Summit Bank and Bank of America/Fleet Bank. Mr. Kennedy has a Bachelor’s Degree in Economics and an M.B.A. from Sacred Heart University in Fairfield, Connecticut.

Mr. Cavallaro joined the Bank in 2022 as Chief Financial Officer of the Company. Mr. Cavallaro had previously served as Chief Financial Officer of Republic First Bancorp, Inc. since 2009. Mr. Cavallaro, served as a vice president in the finance department for Commerce Bank, N.A. and its successor TD Bank, N.A. from 1997 to 2009. Mr. Cavallaro, a certified public accountant, has more than twenty-seven years of experience in the financial services industry and, prior to that, three years of experience in public accounting with Ernst & Young LLP. Mr. Cavallaro has a Bachelor of Science Degree in Accounting from Rutgers University School of Business, Camden, New Jersey.

Mr. Babcock joined the Bank in 2014 as Senior Executive Vice President of the Bank and President of Private Wealth Management. Mr. Babcock has over 45 years of experience in commercial and wealth management/private bank businesses in New York City and regional markets through mergers, expansions, rapid growth and periods of significant organizational change. Prior to joining the Bank, Mr. Babcock was the managing director of the Northeast Mid-Atlantic region for the HSBC Private Bank. Mr. Babcock graduated from Tulane University’s A.B. Freeman School of Business and has an M.B.A. from Fairleigh Dickinson University. Mr. Babcock holds FINRA Series 7, 63 and 24 securities licenses.

Mr. Plante joined the Bank in 2017 as Chief Operating Officer. Mr. Plante previously served as Chief Operating Officer at Israel Discount Bank New York. Mr. Plante also served as Chief Information Officer at CIT Group and also held senior leadership positions at GE Capital Global Consumer Finance and with the Geary Corporation, a privately held IT consulting Company. Mr. Plante has a Bachelor of Science in Business Administration in Finance from the University of Vermont.

Mr. Smith joined the Bank in 2019 as Executive Vice President, Head of Commercial Banking. Mr. Smith was promoted to President of Commercial Banking in 2021 and oversees commercial banking across the organization including: C&I, commercial real estate and multifamily lending, equipment finance, investment banking and corporate advisory, the Bank’s platinum service team and professional services group, residential lending, the small business administration team, and treasury management and escrow services. Prior to joining the Bank, Mr. Smith served as group sales executive for the Northeast and Mid-Atlantic regions for Capital One Bank and was also a senior regional vice president for Summit Bank. Mr. Smith has a Bachelor of Science in Finance from Fairleigh Dickinson University and an M.B.A in Business Administration from Rider University.

Item 11. EXECUTIVE COMPENSATION

The information set forth under the captions “Executive Compensation,” “Director Compensation,” “Compensation Discussion and Analysis,” and “Compensation Committee Report” in the 2026 Proxy Statement is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Beneficial Ownership of Common Stock" is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth under the captions “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2026 Proxy Statement is incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information set forth under the captions “Proposal 3 – Ratification of the Appointment of the Independent Registered Public Accounting Firm” and “– Audit Committee Pre-Approval Procedures” in the 2026 Proxy Statement is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules:

(1)	Consolidated Financial Statements of Peapack-Gladstone Financial Corporation.
Report of Independent Registered Public Accounting Firm.
Consolidated Statements of Condition as of December 31, 2025 and 2024.
Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023.
Notes to Consolidated Financial Statements.

The Consolidated Financial Statements of Peapack-Gladstone Financial Corporation as set forth in Item 8 of Part II of this Form 10-K for the year ended December 31, 2025 are incorporated by reference herein.

All financial statement schedules are omitted because they are either inapplicable or not required, or because the required information is included in the Consolidated Financial Statements or notes thereto contained in this 2025 Annual Report.

(b) Exhibits

(3)		Articles of Incorporation and By-Laws:

	A.	Certificate of Incorporation as incorporated herein by reference to Exhibit 3 of the Registrant’s Form 10-Q Quarterly Report filed on November 9, 2009 (SEC File No. 001-16197).

	B.	Certificate of Amendment to the Certificate of Incorporation

	C.	By-Laws of the Registrant as in effect on the date of this filing are incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 8-K Current Report filed on March 23, 2023.

(4)		Instruments Defining the Rights of Security Holders

A.

Indenture, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and UMB Bank, National Association, as trustee is incorporated by reference to Exhibit 4.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

B.

Form of Subordinated Note Purchase Agreement, dated as of December 22, 2020, by and between Peapack-Gladstone Financial Corporation and the several Purchasers is incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K Current Report filed on December 23, 2020 (SEC File No. 001-16197).

	C.	Description of Registrant’s Securities incorporated by reference to Exhibit 4.E. of the Registrant’s Form 10-K Annual Report for the year ended December 31, 2019.

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
Amended and Restated Peapack-Gladstone Financial Corporation Restricted Stock Unit Deferred Compensation Plan, incorporated by reference into Exhibit 10.4 of the Registrant's Form 10-Q Quarterly Report filed on November 7, 2024.+
O.
Peapack-Gladstone Financial Corporation 2025 Long-Term Incentive Plan, incorporated by reference to Appendix A to the Registrant's proxy statement for the Annual Meeting of Shareholder filed with the Securities and Exchange Commission on March 20, 2025.+
P.
Special Executive Retention Performance Restricted Stock Unit Agreement for Douglas Kennedy, incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K Current Report filed on February 11, 2026.+
Q.
Special Executive Retention Performance Restricted Stock Unit Agreement for John Babcock, incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K Current Report filed on February 11, 2026.+

(19) Peapack-Gladstone Financial Corporation Insider Trading Policy, incorporated by reference to Exhibit 19 of the Registrant's Form 10-K Annual Report filed on March 12, 2025.

(21) List of Subsidiaries:

(a) Subsidiaries of the Company:

		Percentage of Voting
	Jurisdiction	Securities Owned by
Name	of Incorporation	the Parent

Peapack-Gladstone Bank	New Jersey	100%

(b) Subsidiaries of the Bank:

Name

PGB Trust and Investments of Delaware	Delaware	100%
Peapack-Gladstone Mortgage Group	New Jersey	100%
Peapack Hudson Square, LLC	New Jersey	100%
Peapack Residential Sterling Gardens, LLC	New Jersey	100%
Peapack Sterling Gardens, LLC	New Jersey	100%
Peapack Ventures, LLC	Delaware	100%
Peapack-Gladstone Realty, Inc.	New Jersey	100%
Peapack Capital Corporation	New Jersey	100%
PGB Securities, LLC	New Jersey	100%

Peapack-Gladstone Financial Services, Inc. (Inactive)	New Jersey	100%

(23.1)	Consent of Crowe LLP
(24)	Power of Attorney
(31.1)	Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Frank A. Cavallaro, Chief Financial Officer of Peapack-Gladstone, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32)

Certification of Douglas L. Kennedy, Chief Executive Officer of Peapack-Gladstone and Frank A. Cavallaro, Chief Financial Officer of Peapack-Gladstone pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(97)	Peapack-Gladstone Financial Corporation Clawback Policy, incorporated by reference to Exhibit 97 of the Registant's Form 10-K Annual Report filed on March 12, 2025.
101.INS	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	The cover page from Peapack-Gladstone’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL and is included in Exhibits 101.

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

Dated: March 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/ Douglas L. Kennedy	President and Chief Executive Officer, and Director	March 11, 2026
Douglas L. Kennedy

/s Frank A. Cavallaro	Senior Executive Vice President and Chief Financial Officer	March 11, 2026
Frank A. Cavallaro

/s/ Francesco S. Rossi	Senior Vice President and Chief Accounting Officer	March 11, 2026
Francesco S. Rossi

/s/ F. Duffield Meyercord	Chairman of the Board	March 11, 2026
F. Duffield Meyercord

/s/ Carmen M. Bowser	Director	March 11, 2026
Carmen M. Bowser

/s/ Patrick M. Campion	Director	March 11, 2026
Patrick M. Campion

/s/ Susan A. Cole	Director	March 11, 2026
Susan A. Cole

/s/ Anthony J. Consi II	Director	March 11, 2026
Anthony J. Consi II

/s/ Richard Daingerfield	Director	March 11, 2026
Richard Daingerfield

/s/ Diane D'Erasmo	Director	March 11, 2026
Diane D'Erasmo

/s/ Edward A. Gramigna	Director	March 11, 2026
Edward A. Gramigna

/s/ Peter D. Horst	Director	March 11, 2026
Peter D. Horst

/s/ Steven A. Kass	Director	March 11, 2026
Steven A. Kass

/s/ Tony Spinelli	Director	March 11, 2026
Tony Spinelli

/s/ Ellen C. Walsh	Director	March 11, 2026
Ellen C. Walsh