Form 10-Q
period 2026-03-31
PEAPACK GLADSTONE FINANCIAL CORP
filed 2026-05-08
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2026

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

Number of shares of Common Stock outstanding as of May 1, 2026: 17,718,378

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	March 31,	Dec 31,
	2026	2025
ASSETS
Cash and due from banks	$9,220	$8,712
Interest-earning deposits	244,194	179,108
Total cash and cash equivalents	253,414	187,820
Securities available for sale	710,046	774,203
Securities held to maturity (fair value $70,837 at March 31, 2026 and $87,491 at December 31, 2025)	79,478	95,862
CRA equity security, at fair value	13,375	13,459
FHLB and FRB stock, at cost (A)	14,170	14,605
Loans held for sale, at fair value	—	450
Loans held for sale, at lower of cost or fair value	8,311	4,437
Loans	6,434,369	6,253,736
Less: allowance for credit losses	67,026	71,039
Net loans	6,367,343	6,182,697
Premises and equipment	39,322	39,164
Accrued interest receivable	33,115	31,971
Bank owned life insurance	47,896	47,761
Goodwill	36,212	36,212
Other intangible assets	7,383	7,627
Finance lease right-of-use assets	809	844
Operating lease right-of-use assets	38,079	39,886
Deferred tax assets, net	—	772
Other assets	50,012	48,639
TOTAL ASSETS	$7,698,965	$7,526,409
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,544,515	$1,428,745
Interest-bearing deposits:
Checking	3,533,203	3,448,497
Savings	114,955	105,123
Money market accounts	1,222,405	1,197,995
Certificates of deposit - retail	411,688	408,219
Certificates of deposit - listing service	—	400
Total deposits	6,826,766	6,588,979
Short-term borrowings	63,830	73,267
Finance lease liabilities	1,145	1,186
Operating lease liabilities	41,458	43,294
Subordinated debt, net	—	99,030
Deferred tax liabilities, net	6,091	—
Accrued expenses and other liabilities	60,471	62,447
TOTAL LIABILITIES	6,999,761	6,868,203
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 30,000 shares; liquidation preference of $1,000 per share)	30,000	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,857,567 at March 31, 2026 and 21,707,259 at December 31, 2025; outstanding shares, 17,708,327 at March 31, 2026 and 17,558,019 at December 31, 2025)	18,221	18,096
Surplus	352,934	353,267
Treasury stock at cost (4,149,240 shares at March 31, 2026 and 4,149,240 shares at December 31, 2025)	(122,953)	(122,953)
Retained earnings	470,631	457,357
Accumulated other comprehensive loss, net of income tax	(49,629)	(47,561)
TOTAL SHAREHOLDERS’ EQUITY	699,204	658,206
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$7,698,965	$7,526,409

(A) FHLB means "Federal Home Loan Bank" and FRB means "Federal Reserve Bank."

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
INTEREST INCOME
Interest and fees on loans	$86,590	$75,347
Interest on investments:
Taxable	7,126	8,213
Interest on loans held for sale	8	9
Interest on interest-earning deposits	1,325	2,776
Total interest income	95,049	86,345
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	30,403	34,913
Interest on certificates of deposit	3,099	4,363
Interest on borrowed funds	432	11
Interest on finance lease liability	12	14
Interest on subordinated debt	1,207	1,439
Subtotal - interest expense	35,153	40,740
Interest on interest-bearing demand - brokered	—	100
Total interest expense	35,153	40,840
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	59,896	45,505
Provision for credit losses	7,327	4,471
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,569	41,034
OTHER INCOME
Wealth management fee income	16,503	15,435
Service charges and fees	1,359	1,112
Bank owned life insurance	345	371
Gain on loans held for sale at fair value (mortgage banking)	72	63
Gain on sale of SBA loans	403	302
Corporate advisory fee income	69	90
Other income	4,011	1,286
Securities losses	(81)	—
Fair value adjustment for CRA equity security	(84)	195
Total other income	22,597	18,854
OPERATING EXPENSES
Compensation expense	29,782	26,315
Benefits expense	9,583	9,564
Premises and equipment	6,858	6,154
FDIC insurance expense	1,388	855
Professional and legal fees	1,554	1,190
Trust department expense	1,180	1,043
Loan expense	556	433
Advertising	267	154
Other expenses	4,272	3,732
Total operating expenses	55,440	49,440
INCOME BEFORE INCOME TAX EXPENSE	19,726	10,448
Income tax expense	5,573	2,853
NET INCOME	14,153	7,595
Dividends on preferred stock	—	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$14,153	$7,595

EARNINGS PER SHARE
Basic	$0.80	$0.43
Diluted	$0.80	$0.43
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,585,846	17,610,917
Diluted	17,760,678	17,812,222

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Net income	$14,153	$7,595
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(3,528)	15,411
Reclassification adjustment for amounts included in net income	81	—
	(3,447)	15,411

Tax effect	920	(4,788)
Net of tax	(2,527)	10,623

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	634	(2,553)
	634	(2,553)

Tax effect	(175)	624
Net of tax	459	(1,929)

Total other comprehensive income/(loss)	(2,068)	8,694

Total comprehensive income/(loss)	$12,085	$16,289

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended March 31, 2026 and March 31, 2025

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2026 17,558,019 common shares outstanding	$—	$18,096	$353,267	$(122,953)	$457,357	$(47,561)	$658,206
Net income	—	—	—	—	14,153	—	14,153
Other comprehensive income	—	—	—	—	—	(2,068)	(2,068)
Restricted stock units issued, 171,663 shares	—	143	(143)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (32,368) shares	—	(27)	(1,047)	—	—	—	(1,074)
Amortization of restricted stock units	—	—	555	—	—	—	555
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(879)	—	(879)
Preferred stock issuance (30,000 shares at $1,000 per share)	30,000	—	—	—	—	—	30,000
Issuance of shares for Employee Stock Purchase Plan, 11,013 shares	—	9	302	—	—	—	311
Balance at March 31, 2026 17,708,327 common shares outstanding	$30,000	$18,221	$352,934	$(122,953)	$470,631	$(49,629)	$699,204

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	7,595	—	7,595
Other comprehensive income	—	—	—	—	—	8,694	8,694
Restricted stock units issued, 174,519 shares	—	146	(146)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (41,999) shares	—	(35)	(1,206)	—	—	—	(1,241)
Amortization of restricted stock units	—	—	1,631	—	—	—	1,631
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(880)	—	(880)
Issuance of shares for Employee Stock Purchase Plan, 7,115 shares	—	6	219	—	—	—	225
Balance at March 31, 2025 17,726,251 common shares outstanding	$—	$18,070	$348,762	$(117,509)	$430,267	$(57,717)	$621,873

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net income	$14,153	$7,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,170	886
Amortization of premium and accretion of discount on securities, net	(49)	(24)
Amortization of restricted stock	555	1,631
Amortization of intangible assets	244	272
Write-off of subordinated debt costs	938	259
Amortization of subordinated debt costs	32	64
Provision for credit losses	7,327	4,471
Deferred tax expense	7,608	1,925
Stock-based compensation and employee stock purchase plan expense	56	39
Fair value adjustment for equity security	84	(195)
Loss on securities available for sale	81	—
Loans originated for sale (A)	(12,596)	(7,316)
Proceeds from sales of loans held for sale (A)	9,647	7,589
Gain on loans held for sale (A)	(475)	(365)
Decrease in cash surrender value of life insurance, net	(135)	(129)
Increase in accrued interest receivable	(1,144)	(2,070)
Decrease in other assets	505	1,154
Decrease in accrued expenses and other liabilities	(3,406)	(23,660)
NET CASH PROVIDED BY/(USED IN) OPERATING ACTIVITIES	24,595	(7,874)
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	178,179	166,933
Principal repayments, maturities and calls of securities held to maturity	16,364	1,331
Redemptions of FHLB and FRB stock	29,310	1,412
Proceeds from sales of securities available for sale	97,019	—
Purchase of securities available for sale	(214,500)	(198,965)
Purchase of FHLB and FRB stock	(28,875)	(1,350)
Net increase in loans, net of participations sold	(191,973)	(237,973)
Purchase of premises and equipment	(1,294)	(3,602)
Disposal of premises and equipment	61	—
NET CASH USED IN INVESTING ACTIVITIES	(115,709)	(272,214)
FINANCING ACTIVITIES:
Net increase in deposits	237,787	157,534
Net decrease in short-term borrowings	(9,437)	—
Dividends paid on common stock	(879)	(880)
Restricted stock repurchased on vesting to pay taxes	(1,074)	(1,241)
Repayment of subordinated debt	(100,000)	(35,000)
Proceeds from issuance of Preferred Stock	30,000	—
Issuance of shares for employee stock purchase plan	311	225
NET CASH PROVIDED BY FINANCING ACTIVITIES	156,708	120,638
Net increase/(decrease) in cash and cash equivalents	65,594	(159,450)
Cash and cash equivalents at beginning of period	187,820	391,367
Cash and cash equivalents at end of period	$253,414	$231,917
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$35,409	$40,543
Income tax, net	2,138	698
Right-of-use asset obtained in exchange for operating lease liabilities	—	365

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosure included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of March 31, 2026, and the results of operations, comprehensive income, changes in shareholders’ equity and cash flow statements for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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
•
Peapack Ventures, LLC, which owns 21 percent of Peapack-Gladstone Realty, Inc.
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

Segment Information: The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker (the "CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's Wealth Management Division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment, which includes monitoring the spread between interest income and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division, which includes monitoring wealth management fee income and assets under management and/or administration ("AUM"). Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under ASU 2016-13, held to maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors, and then recognize a provision to the ACL through a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $130.4 million and $132.5 million as of March 31, 2026 and December 31, 2025, respectively. SBA loans held for sale totaled $9.2 million and $4.8 million at March 31, 2026 and December 31, 2025, respectively. The servicing asset recorded was not material.

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

In determining an appropriate amount for the allowance, the Bank segments and aggregates the loan portfolio based on common characteristics. The following segments have been identified:

Primary Residential Mortgages. The Bank originates one-to four-family residential mortgage loans in the Tri-State area (New York, New Jersey and Connecticut), Pennsylvania and Florida. Loans are secured by first liens on the primary residence or investment property. Primary risk characteristics associated with residential mortgage loans typically involve: major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, residential mortgage loans that have adjustable rates could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit ("HELOC") secured by one-to four-family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and HELOCs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, HELOCs typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Loan Modifications: The Company will provide loan modifications, at its discretion, to assist borrowers that may be experiencing financial difficulty. Examples of changes provided in a loan modification may include payment deferrals that are more than insignificant, an extension of the note term, or a reduction in the interest on a note. In certain instances, the Company may grant more than one type of modification. Loan modifications are disclosed in accordance with ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures".

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

There were no stock options granted during the three months ended March 31, 2026.

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2026 and 2025. Service-based units vest ratably over a three- or five-year period. There were 93,714 service-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first three months of 2026.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. Additionally, the Company entered into Special Executive Retention Performance Restricted Stock Unit (the “Market Based RSUs”) Award Agreements (the "Agreements") with our President and Chief Executive Officer and the Senior Executive Vice President of the Company and President of Private Wealth Management, to incentivize the executives to remain in the employ of the Company for the continuous period through December 31, 2028, to reward them for achieving certain Company performance goals specified in the Agreements. The number of Market Based RSUs issued upon vesting will range from 0% to 250% of the shares granted based on the 30-day average stock price of the Company measured at the end of each performance period. The fair value of Market Based RSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates. There were 133,354 performance-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first three months of 2026, of which 66,000 units were Market Based RSUs.

Changes in non-vested shares dependent on performance criteria for the three months ended March 31, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	133,936	$30.37
Granted during 2026	133,354	41.78
Vested during 2026	(53,729)	30.96
Forfeited during 2026	—	—
Balance, March 31, 2026	213,561	$38.57

Changes in service-based restricted stock awards/units for the three months ended March 31, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	214,089	$31.37
Granted during 2026	93,714	33.18
Vested during 2026	(117,934)	31.28
Forfeited during 2026	(2,905)	30.96
Balance, March 31, 2026	186,964	$32.34

As of March 31, 2026, there was $13.1 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.52 years. Stock compensation expense recorded for the first quarters of 2026 and 2025 totaled $555,000 and $1.6 million, respectively.

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

The Company did not issue performance-based phantom units in the first three months of 2026. The Company issued 98,316 service-based phantom units in the first three months of 2026. Service-based phantom units vest ratably over a three-year period.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at March 31, 2026 met the criteria to be treated under liability classification in accordance with ASC 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statement of Condition. As of March 31, 2026, there was $11.9 million of unrecognized compensation costs related to non-vested phantom units. That cost is expected to be recognized over a weighted average period of 2.05 years. Stock compensation expense recorded for the first quarters of 2026 and 2025 totaled $2.8 million and $1.7 million, respectively.

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

The Company recorded $56,000 in compensation and employee benefits expense for the three months ended March 31, 2026 related to ESPP, compared to $39,000 for the three months ended March 31, 2025. Total shares issued under the ESPP during the first quarter ended March 31, 2026 and 2025 were 11,013 and 7,115, respectively.

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share is computed similarly to that of basic net income per share, except that the denominator is increased to include the number of additional shares that would have been outstanding utilizing the Treasury Stock Method if all shares underlying potentially dilutive stock options were issued and all shares of restricted stock, stock warrants or restricted stock units were to vest during the reporting period.

	Three Months Ended
	March 31,
(Dollars in thousands, except per share data)	2026	2025
Net income	$14,153	$7,595
Less: Dividends on preferred stock	—	—
Net income available to common shareholders	$14,153	$7,595

Basic weighted average shares outstanding	17,585,846	17,610,917
Plus: common stock equivalents	174,832	201,305
Diluted weighted average shares outstanding	17,760,678	17,812,222
Net income per share
Basic	$0.80	$0.43
Diluted	0.80	0.43

For the three months ended March 31, 2026 and 2025, restricted stock units totaling 76,496 and 20,885, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

The Company is no longer subject to examination by the U.S. Federal tax authorities for years prior to 2022 or by New Jersey tax authorities for years prior to 2020.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of March 31, 2026 and December 31, 2025 follows:

	March 31, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$219,838	$—	$(33,257)	$—	$186,581
Mortgage-backed securities–residential	526,784	1,055	(36,071)	—	491,768
SBA pool securities	18,640	—	(2,220)	—	16,420
Corporate bond	15,500	178	(401)	—	15,277
Total securities available for sale	$780,762	$1,233	$(71,949)	$—	$710,046
Securities Held to Maturity:
U.S. government-sponsored agencies	$25,000	$—	$(1,104)	$—	$23,896
Mortgage-backed securities–residential	54,478	—	(7,537)	—	46,941
Total securities held to maturity	$79,478	$—	$(8,641)	$—	$70,837

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,833	$—	$(33,610)	$—	$211,223
Mortgage-backed securities–residential	561,794	3,551	(34,980)	—	530,365
SBA pool securities	19,345	—	(2,133)	—	17,212
Corporate bond	15,500	250	(347)	—	15,403
Total securities available for sale	$841,472	$3,801	$(71,070)	$—	$774,203
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,125)	$—	$38,875
Mortgage-backed securities–residential	55,862	23	(7,269)	—	48,616
Total securities held to maturity	$95,862	$23	$(8,394)	$—	$87,491

The following table presents a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the three months ended March 31, 2026. There were no sales of securities for the three months ended March 31, 2025.

Three Months Ended
(In thousands)	March 31, 2026
Proceeds from sales	$97,019
Gross losses	(81)
Net tax expense	22

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of March 31, 2026 and December 31, 2025.

	March 31, 2026
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$186,581	$(33,257)	$186,581	$(33,257)
Mortgage-backed securities residential	96,065	(995)	189,965	(35,076)	286,030	(36,071)
SBA pool securities	—	—	16,420	(2,220)	16,420	(2,220)
Corporate bond	—	—	9,599	(401)	9,599	(401)
Total securities available for sale	$96,065	$(995)	$402,565	$(70,954)	$498,630	$(71,949)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$23,896	$(1,104)	$23,896	$(1,104)
Mortgage-backed securities residential	4,334	(25)	42,607	(7,512)	46,941	(7,537)
Total securities held to maturity	$4,334	$(25)	$66,503	$(8,616)	$70,837	$(8,641)
Total securities	$100,399	$(1,020)	$469,068	$(79,570)	$569,467	$(80,590)

	December 31, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$211,223	$(33,610)	$211,223	$(33,610)
Mortgage-backed securities residential	42,035	(79)	205,749	(34,901)	247,784	(34,980)
SBA pool securities	—	—	17,212	(2,133)	17,212	(2,133)
Corporate bond	—	—	9,652	(347)	9,652	(347)
Total securities available for sale	$42,035	$(79)	$443,836	$(70,991)	$485,871	$(71,070)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$38,875	$(1,125)	$38,875	$(1,125)
Mortgage-backed securities residential	—	—	43,737	(7,269)	43,737	(7,269)
Total securities held to maturity	$—	$—	$82,612	$(8,394)	$82,612	$(8,394)
Total securities	$42,035	$(79)	$526,448	$(79,385)	$568,483	$(79,464)

Available for sale and held to maturity securities with a carrying value of $477.6 million and $77.5 million as of March 31, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $45.7 million of pledged securities are encumbered.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at March 31, 2026. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three months ended March 31, 2026 or 2025, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.4 million at March 31, 2026. This investment is classified as an equity security on our Consolidated Statements of Condition. This security had a loss of $84,000 and a gain of $195,000 for the three months ended March 31, 2026 and 2025, respectively. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of March 31, 2026 and December 31, 2025, consisted of the following:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Residential mortgage	$662,949	10.3%	$647,766	10.4%
Multifamily mortgage	1,824,882	28.4	1,862,592	29.8
Commercial mortgage	887,712	13.8	774,428	12.4
Commercial loans (including equipment financing)	2,788,346	43.3	2,721,447	43.5
Commercial construction	695	0.0	495	0.0
Home equity lines of credit	58,194	0.9	59,306	0.9
Consumer loans, including fixed rate home equity loans	210,731	3.3	187,360	3.0
Other loans	860	0.0	342	0.0
Total loans	$6,434,369	100.0%	$6,253,736	100.0%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of March 31, 2026 and December 31, 2025 are based on the CECL methodology:

		% of		% of
	March 31,	Totals	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Primary residential mortgage	$652,450	10.1%	$632,890	10.1%
Junior lien loan on residence	60,704	0.9	61,420	1.0
Multifamily property	1,824,882	28.4	1,862,592	29.8
Owner-occupied commercial real estate	294,248	4.6	289,801	4.6
Investment commercial real estate	1,217,060	18.9	1,101,082	17.6
Commercial and industrial	1,875,403	29.2	1,823,557	29.2
Lease financing	273,380	4.3	266,038	4.3
Construction	20,533	0.3	24,959	0.4
Consumer and other	213,732	3.3	189,633	3.0
Total loans	6,432,392	100.0%	6,251,972	100.0%
Net deferred costs	1,977		1,764
Total loans including net deferred costs	$6,434,369		$6,253,736

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of March 31, 2026 and December 31, 2025:

		March 31, 2026
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,800	$3,145	$—
Junior lien loan on residence	104	104	—
Multifamily property	14,550	31,146	—
Investment commercial real estate	9,596	11,526	—
Commercial and industrial	9,009	13,377	—
Lease financing	23	23	—
Total	$36,082	$59,321	$—

		December 31, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,573	$2,573	$—
Junior lien loan on residence	106	106	—
Multifamily property	14,671	31,343	—
Investment commercial real estate	9,628	11,557	—
Commercial and industrial	8,973	22,641	—
Lease financing	23	23	—
Total	$35,974	$68,243	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2026 and December 31, 2025 by class of loans, excluding nonaccrual loans:

	March 31, 2026
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$981	$776	$—	$1,757
Multifamily property	4,769	38,485	—	43,254
Commercial and industrial	556	1,486	—	2,042
Total	$6,306	$40,747	$—	$47,053

	December 31, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$7,121	$799	$—	$7,920
Junior lien on residence	—	64	—	64
Multifamily property	4,642	9,576	—	14,218
Commercial and industrial	4,228	125	—	4,353
Total	$15,991	$10,564	$—	$26,555

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of March 31, 2026 and December 31, 2025 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of March 31, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$31,696	$85,092	$69,106	$81,885	$99,819	$273,475	$—	$7,573	$648,646
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	1,327	1,063	1,414	—	—	3,804
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	31,696	85,092	69,106	83,212	100,882	274,889	—	7,573	652,450
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	—	444	929	638	52,643	5,947	60,601
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	102	1	103
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	—	444	929	638	52,745	5,948	60,704
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	38,110	227,916	23,537	50,832	410,848	955,089	—	45,005	1,751,337
Special mention	—	—	—	—	3,374	34,045	—	—	37,419
Substandard	—	—	—	—	—	36,126	—	—	36,126
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	38,110	227,916	23,537	50,832	414,222	1,025,260	—	45,005	1,824,882
Current period gross charge-offs	—	—	—	—	—	3,538	—	—	3,538

Owner-occupied commercial real estate:
Pass	16,867	61,125	31,712	3,334	20,864	136,552	11,858	9,834	292,146
Special mention	—	—	—	678	—	—	118	—	796
Substandard	—	—	—	—	—	1,306	—	—	1,306
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	16,867	61,125	31,712	4,012	20,864	137,858	11,976	9,834	294,248
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	132,221	284,466	40,050	98,528	121,027	444,330	27,634	32,217	1,180,473
Special mention	—	—	—	—	21,834	3,227	—	—	25,061
Substandard	—	—	—	—	9,596	1,930	—	—	11,526
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	132,221	284,466	40,050	98,528	152,457	449,487	27,634	32,217	1,217,060
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	139,104	444,690	255,182	59,844	87,407	80,099	721,565	37,158	1,825,049
Special mention	—	—	147	863	—	6,457	3,000	2,192	12,659
Substandard	—	1,486	10,146	1,249	—	832	8,535	15,447	37,695
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	139,104	446,176	265,475	61,956	87,407	87,388	733,100	54,797	1,875,403
Current period gross charge-offs	—	—	—	7,810	—	—	—	—	7,810

Lease financing:
Pass	22,855	100,835	36,730	30,147	28,061	54,729	—	—	273,357
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	22,855	100,835	36,730	30,147	28,061	54,752	—	—	273,380
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	5,500	—	—	—	—	15,033	—	20,533
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	5,500	—	—	—	—	15,033	—	20,533
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	43,902	116,088	—	—	—	2,429	48,734	2,579	213,732
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	43,902	116,088	—	—	—	2,429	48,734	2,579	213,732
Current period gross charge-offs	—	—	—	—	—	—	—	12	12

Total:

	Grade as of March 31, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Pass	424,755	1,325,712	456,317	325,014	768,955	1,947,341	877,467	140,313	6,265,874
Special mention	—	—	147	1,541	25,208	43,729	3,118	2,192	75,935
Substandard	—	1,486	10,146	2,576	10,659	41,631	8,637	15,448	90,583
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$424,755	$1,327,198	$466,610	$329,131	$804,822	$2,032,701	$889,222	$157,953	$6,432,392
Total Current Period Gross Charge-offs	$—	$—	$—	$7,810	$—	$3,538	$—	$12	$11,360

	Grade as of December 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$85,591	$71,744	$84,353	$100,859	$65,826	$213,686	$—	$7,595	$629,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,341	725	—	1,170	—	—	3,236
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	85,591	71,744	85,694	101,584	65,826	214,856	—	7,595	632,890
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	456	966	53	640	53,187	6,013	61,315
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	104	1	105
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	456	966	53	640	53,291	6,014	61,420
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	228,337	23,563	50,982	404,551	582,573	457,032	525	44,575	1,792,138
Special mention	—	—	—	—	9,577	4,510	—	—	14,087
Substandard	—	—	—	11,888	14,337	30,142	—	—	56,367
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	228,337	23,563	50,982	416,439	606,487	491,684	525	44,575	1,862,592
Current period gross charge-offs	—	—	—	6,724	—	6,267	—	—	12,991

Owner-occupied commercial real estate:
Pass	66,950	31,903	4,051	21,019	42,915	95,725	15,980	9,947	288,490
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,311	—	—	1,311
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	66,950	31,903	4,051	21,019	42,915	97,036	15,980	9,947	289,801
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	282,992	40,256	99,050	127,401	70,298	386,318	21,975	35,928	1,064,218
Special mention	—	—	—	22,030	—	3,277	—	—	25,307
Substandard	—	—	—	9,628	—	1,929	—	—	11,557
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	282,992	40,256	99,050	159,059	70,298	391,524	21,975	35,928	1,101,082
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	474,578	299,802	71,416	95,215	92,549	11,815	694,850	25,386	1,765,611
Special mention	—	—	935	—	6,870	647	3,000	181	11,633
Substandard	—	10,234	1,249	—	120	2,377	19,634	12,699	46,313
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	474,578	310,036	73,600	95,215	99,539	14,839	717,484	38,266	1,823,557
Current period gross charge-offs	—	232	2,517	11,087	—	44	—	—	13,880

Lease financing:
Pass	103,440	38,742	31,353	29,541	38,229	23,992	718	—	266,015
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	103,440	38,742	31,353	29,541	38,229	24,015	718	—	266,038
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	5,500	—	—	—	—	—	19,459	—	24,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	5,500	—	—	—	—	—	19,459	—	24,959
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Current period gross charge-offs	—	—	—	—	—	4	—	33	37

Total:
Pass	1,388,211	506,010	341,661	779,552	892,592	1,191,831	850,111	132,065	6,082,033
Special mention	—	—	935	22,030	16,447	8,434	3,000	181	51,027
Substandard	—	10,234	2,590	22,241	14,457	36,952	19,738	12,700	118,912
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,388,211	$516,244	$345,186	$823,823	$923,496	$1,237,217	$872,849	$144,946	$6,251,972
Total Current Period Gross Charge-offs	$—	$232	$2,517	$17,811	$—	$6,315	$—	$33	$26,908

At March 31, 2026, $59.3 million of substandard loans were individually evaluated, compared to $68.2 million at December 31, 2025. The decrease in individually evaluated substandard loans was driven by the liquidation of one commercial loan with a balance of $9.6 million during the three months ended March 31, 2026. The increase in special mention loans was primarily due to one multifamily relationship with an outstanding balance of $36.2 million at March 31, 2026.

Loan Modifications:

The Company will provide loan modifications, at its discretion, to assist borrowers that may be experiencing financial difficulty. Examples of changes provided in a loan modification may include payment deferrals that are more than insignificant, an extension of the note term, or a reduction in the interest rate on a note. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of March 31, 2026. The Company has not committed to lend additional amounts as of March 31, 2026 to customers with outstanding loans that are classified as modified loans.

There were loan modifications made during the first three months of 2026, which included one multifamily loan, one primary residential mortgage, and two commercial and industrial loans of $1.2 million, $82,000 and $2.3 million, respectively.

The following tables provide information related to the modifications completed during the three months ended March 31, 2026 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended
	March 31, 2026
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Primary residential mortgage	$82	0.01%
Total	$82	0.01%

	Combination Int Rate Reduction
	and Significant Payment Delay
	Three Months Ended
	March 31, 2026
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$1,209	0.07%
Total	$1,209	0.07%

	Combination Significant Payment
	Delay & Term Extension
	Three Months Ended
	March 31, 2026
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Commercial and industrial	$2,338	0.12%
Total	$2,338	0.12%

The following table provides information related to the modifications during the three months ended March 31, 2025 by pool segment and type of concession granted:

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

	Interest Rate Reduction and
	Significant Payment Delay
	Three Months Ended
	March 31, 2025
		% of Total
	Amortized	Class of
	Cost Basis	Financing
(Dollars in thousands)	at Period End	Receivable
Multifamily property	$9,307	0.52%
Total	$9,307	0.52%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of March 31, 2026:

	Payment Status at March 31, 2026
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$83	$311	$92
Multifamily property	43,101	47,481	—
Commercial and industrial	13,974	416	—
Total	$57,158	$48,208	$92

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of March 31, 2025:

	Payment Status at March 31, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$637	$295	$—
Multifamily property	$9,307	$8,303
Investment commercial real estate	17,804	—	—
Commercial and industrial	22,851	4,993	2,976
Total	$50,599	$13,591	$2,976

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2026:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Three Months Ended March 31, 2026
				Interest Rate
		Interest Rate		Reduction &
		Reduction &		Pay Delay
	Significant	Significant	Term	and Term
(Dollars in thousands)	Pay Delay	Pay Delay	Extension	Extension
Primary residential mortgage	$404	$—	$—	$—
Multifamily property	40,582	18,771	—	2,882
Commercial and industrial	—	—	3,936	—
Total	$40,986	$18,771	$3,936	$2,882

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at March 31, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Three Months Ended
	March 31, 2025
	Significant	Interest
(Dollars in thousands)	Pay Delay	Rate Reduction
Primary residential mortgage	$932	$—
Multifamily property	8,303	—
Investment commercial real estate	—	17,804
Commercial and industrial	—	5,203
Total	$9,235	$23,007

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $30.1 million at March 31, 2026 and $28.5 million at December 31, 2025.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of March 31, 2026 and December 31, 2025. The allowance was based on the CECL methodology.

	March 31, 2026
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$3,145	$3	$649,305	$5,393	$652,450	$5,396
Junior lien loan on residence	104	—	60,600	195	60,704	195
Multifamily property	31,146	3,691	1,793,736	8,438	1,824,882	12,129
Owner-occupied commercial real estate	—	—	294,248	3,544	294,248	3,544
Investment commercial real estate	11,526	994	1,205,534	14,213	1,217,060	15,207
Commercial and industrial	13,377	2,037	1,862,026	22,275	1,875,403	24,312
Lease financing	23	—	273,357	2,544	273,380	2,544
Construction	—	—	20,533	209	20,533	209
Consumer and other loans	—	—	213,732	3,490	213,732	3,490
Total ACL	$59,321	$6,725	$6,373,071	$60,301	$6,432,392	$67,026

	December 31, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,573	$—	$630,317	$5,328	$632,890	$5,328
Junior lien loan on residence	106	—	61,314	208	61,420	208
Multifamily property	31,343	3,574	1,831,249	8,884	1,862,592	12,458
Owner-occupied commercial real estate	—	—	289,801	3,630	289,801	3,630
Investment commercial real estate	11,557	994	1,089,525	12,993	1,101,082	13,987
Commercial and industrial	22,641	7,466	1,800,916	21,919	1,823,557	29,385
Lease financing	23	—	266,015	2,554	266,038	2,554
Construction	—	—	24,959	297	24,959	297
Consumer and other loans	—	—	189,633	3,192	189,633	3,192
Total ACL	$68,243	$12,034	$6,183,729	$59,005	$6,251,972	$71,039

Individually evaluated loans included nonaccrual loans of $59.3 million at March 31, 2026 and $68.2 million at December 31, 2025. Individually evaluated loans did not include any performing modified loans at March 31, 2026. An allowance of $82,000 was allocated to modified loans at March 31, 2026.

The allowance for credit losses was $67.0 million as of March 31, 2026, compared to $71.0 million at December 31, 2025. The decrease in the ACL was primarily driven by charge-offs of $11.4 million during the three months ended March 31, 2026. Charge-offs of $7.8 million were related to the liquidation of one commercial and industrial relationship with an additional $3.5 million associated with the sale of a multifamily loan. The commercial and industrial loan charge-off in the current period was tied to a specific provision recorded in previous periods. The decrease was partially offset by a provision for credit losses of $7.3 million driven by loan growth of $184.1 million resulting in a provision of $1.3 million in addition to changes in specific reserves which required a provision of $6.0 million for the three months ended March 31, 2026. The ACL as a percentage of loans was 1.04 percent at March 31, 2026, compared to 1.14 percent at December 31, 2025. The decrease in the ratio for the three months ended March 31, 2026 was primarily due to above mentioned charge-offs.

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

The following tables present collateral dependent loans individually evaluated by segment as of March 31, 2026 and December 31, 2025:

	March 31, 2026
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$3,012	$2,799	$—	$2,820
Junior lien loan on residence (A)	116	104	—	104
Multifamily property (B)	15,264	14,550	—	17,359
Investment commercial real estate (C)	12,500	9,597	—	9,606
Commercial and industrial (A)(C)(D)	16,705	8,800	—	15,105
Lease financing (E)	127	23	—	23
Total loans with no related allowance	$47,724	$35,873	$—	$45,017
With related allowance recorded:
Primary residential mortgage (A)	$347	$346	$3	$231
Multifamily property (B)	16,850	16,596	3,691	16,646
Investment commercial real estate (C)	1,929	1,929	994	1,929
Commercial and industrial (A)(C)(D)	4,577	4,577	2,037	4,574
Total loans with related allowance	$23,703	$23,448	$6,725	$23,380
Total loans individually evaluated	$71,427	$59,321	$6,725	$68,397

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three months ended March 31, 2026 and 2025 was not material. The Company did not recognize any income on non-accruing loans for the three months ended March 31, 2026 and 2025.

The activity in the allowance for credit losses for the three months ended March 31, 2026 and March 31, 2025 is summarized below:

	January 1,				March 31,
	2026				2026
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$5,328	$—	$—	$68	$5,396
Junior lien loan on residence	208	—	—	(13)	195
Multifamily property	12,458	(3,538)	—	3,209	12,129
Owner-occupied commercial real estate	3,630	—	—	(86)	3,544
Investment commercial real estate	13,987	—	—	1,220	15,207
Commercial and industrial	29,385	(7,810)	25	2,712	24,312
Lease financing	2,554	—	—	(10)	2,544
Construction	297	—	—	(88)	209
Consumer and other loans	3,192	(12)	—	310	3,490
Total ACL	$71,039	$(11,360)	$25	$7,322	$67,026

(A) Provision to roll forward the ACL excludes provision of $5,000 for off-balance sheet commitments.

	January 1,				March 31,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$71	$4,469
Junior lien loan on residence	180	—	—	15	195
Multifamily property	17,653	—	—	77	17,730
Owner-occupied commercial real estate	3,208	—	—	256	3,464
Investment commercial real estate	11,685	—	—	79	11,764
Commercial and industrial	33,075	(2,349)	24	2,230	32,980
Lease financing	1,488	—	—	328	1,816
Construction	121	—	—	37	158
Consumer and other loans	1,184	(11)	—	1,401	2,574
Total ACL	$72,992	$(2,360)	$24	$4,494	$75,150

(A) Provision to roll forward the ACL excludes a credit of $23,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the three months ended March 31, 2026 and 2025:

	January 1,
	2026		March 31,
	Beginning	Provision	2026
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$608	$5	$613
Total ACL	$608	$5	$613

	January 1,
	2025		March 31,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(23)	$668
Total ACL	$691	$(23)	$668

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $144.3 million and $138.1 million at March 31, 2026 and December 31, 2025, respectively. The Company had no brokered certificates of deposit at either March 31, 2026 or at December 31, 2025.

The following table sets forth the details of total deposits as of March 31, 2026 and December 31, 2025:

	March 31,		December 31,
	2026		2025
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,544,515	22.6%	$1,428,745	21.7%
Interest-bearing checking (A)	3,533,203	51.8	3,448,497	52.3
Savings	114,955	1.7	105,123	1.6
Money market (B)	1,222,405	17.9	1,197,995	18.2
Certificates of deposit - retail	411,688	6.0	408,219	6.2
Certificates of deposit - listing service	—	—	400	0.0
Total deposits	6,826,766	100.0%	6,588,979	100.0%

(A)
Interest-bearing checking included $2.18 billion at March 31, 2026 and $1.98 billion at December 31, 2025 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace program.
(B)
Money market included $81.8 million at March 31, 2026 and $165.6 million at December 31, 2025 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of March 31, 2026, are as follows:

(In thousands)
2026	$370,352
2027	39,558
2028	627
2029	695
2030	352
2031 and later	104
Total	$411,688

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At March 31, 2026 , the Company had $63.8 million of overnight borrowings at the FHLB at a rate of 3.89 percent. At December 31, 2025, the Company had $73.3 million of overnight borrowings at the FHLB at a rate of 3.96 percent. At March 31, 2026, unused short-term overnight borrowing capacity totaled $1.70 billion from the FHLB, $15.0 million from correspondent banks and $2.74 billion at the Federal Reserve Bank of New York. The Company maintains a blanket lien on eligible mortgage loans and securities to secure outstanding and potential future borrowings from both the FHLB and the Federal Reserve Bank of New York.

7. BUSINESS SEGMENTS

The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated CODM, based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment, which includes monitoring the spread between interest income and interest expense. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division, which includes monitoring wealth management fee income and AUM. Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment contribute to the significant expenses in the banking segment, while payroll, occupancy, and trust expenses are the significant expenses in the Wealth Management Division. All operations of the Company are domestic.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31, 2026
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$59,337	$559	$59,896
Noninterest income	6,032	16,565	22,597
Total income	65,369	17,124	82,493

Provision for credit losses	7,327	—	7,327
Compensation and employee benefits	32,739	6,626	39,365
Premises and equipment expense	5,015	673	5,688
Depreciation expense	1,058	112	1,170
FDIC insurance expense	1,388	—	1,388
Professional and legal fees	1,537	17	1,554
Trust department expense	—	1,180	1,180
Other operating expense	4,225	870	5,095
Total operating expense	53,289	9,478	62,767
Income before income tax expense	12,080	7,646	19,726
Income tax expense	3,485	2,088	5,573
Net income	$8,595	$5,558	$14,153

Total assets at period end	$7,473,043	$225,922	$7,698,965

	Three Months Ended March 31, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$44,911	$594	$45,505
Noninterest income	3,270	15,584	18,854
Total income	48,181	16,178	64,359

Provision for credit losses	4,471	—	4,471
Compensation and employee benefits	29,175	6,704	35,879
Premises and equipment expense	4,605	663	5,268
Depreciation expense	765	121	886
FDIC insurance expense	855	—	855
Professional and legal fees	1,190	—	1,190
Trust department expense	—	1,043	1,043
Other operating expense	3,212	1,107	4,319
Total operating expense	44,273	9,638	53,911
Income before income tax expense	3,908	6,540	10,448
Income tax expense	1,067	1,786	2,853
Net income	$2,841	$4,754	$7,595

Total assets at period end	$6,980,396	$140,256	$7,120,652

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of March 31, 2026.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. government-sponsored agencies	$186,581	$—	$186,581	$—
Mortgage-backed securities-residential	491,768	—	491,768	—
SBA pool securities	16,420	—	16,420	—
Corporate bond	15,277	—	15,277	—
CRA investment fund	13,375	13,375	—	—
Derivatives:
Cash flow hedges	3,063	—	3,063	—
Loan level swaps	8,421	—	8,421	—
Total	$734,905	$13,375	$721,530	$—

Liabilities:
Derivatives:
Loan level swaps	8,421	—	8,421	—
Total	$8,421	$—	$8,421	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$211,223	$—	$211,223	$—
Mortgage-backed securities-residential	530,365	—	530,365	—
SBA pool securities	17,212	—	17,212	—
Corporate bond	15,403	—	15,403	—
CRA investment fund	13,459	13,459	—	—
Derivatives:
Cash flow hedges	2,441	—	2,441	—
Loan level swaps	8,376	—	8,376	—
Total	$798,479	$13,459	$785,020	$—

Liabilities:
Derivatives:
Cash flow hedges	12	$—	12	$—
Loan level swaps	$8,376	$—	$8,376	$—
Total	$8,388	$—	$8,388	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of March 31, 2026 and December 31, 2025.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	March 31, 2026	December 31, 2025
Residential loans contractual balance	$—	$445
Fair value adjustment	—	5
Total fair value of residential loans held for sale	$—	$450

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Primary residential mortgage	$343	$—	$—	$343
Multifamily	12,905	—	—	12,905
Investment commercial real estate	935	—	—	935
Commercial and industrial	2,540	—	—	2,540

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$13,098	$—	$—	$13,098
Investment commercial real estate	935	—	—	935
Commercial and industrial	6,575	—	—	6,575

The carrying amounts and estimated fair values of financial instruments at March 31, 2026 are as follows:

		Fair Value Measurements at March 31, 2026 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$253,414	$253,414	$—	$—	$253,414
Securities available for sale	710,046	—	710,046	—	710,046
Securities held to maturity	79,478	—	70,837	—	70,837
CRA investment fund	13,375	13,375	—	—	13,375
FHLB and FRB stock	14,170	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	8,311	—	9,204	—	9,204
Loans, net of allowance for credit losses	6,367,343	—	—	6,351,247	6,351,247
Accrued interest receivable	33,115	—	3,043	30,072	33,115
Accrued interest receivable loan level swaps (A)	415	—	415	—	415
Cash flow hedges	3,063	—	3,063	—	3,063
Loan level swaps	8,006	—	8,006	—	8,006
Financial liabilities
Deposits	$6,826,766	$6,415,078	$409,848	$—	$6,824,926
Short-term borrowings	$63,830	—	$63,830	—	63,830
Accrued interest payable	5,500	4,766	734	—	5,500
Accrued interest payable loan level swaps (B)	415	—	415	—	415
Loan level swap	8,006	—	8,006	—	8,006
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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Service charges on deposits
Overdraft fees	$97	$106
Interchange income	258	235
Other	1,004	771
Wealth management fees (A)	16,503	15,435
Corporate advisory fee income	69	90
Other (B)	4,666	2,217
Total noninterest other income	$22,597	$18,854

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following tables present the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended March 31,			For the Three Months Ended March 31,
	2026			2025
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$97	$—	$97	$106	$—	$106
Interchange income	258	—	258	235	—	235
Other	1,004	—	1,004	771	—	771
Wealth management fees (A)	—	16,503	16,503	—	15,435	15,435
Corporate advisory fee income	69	—	69	90	—	90
Other (B)	4,604	62	4,666	2,068	149	2,217
Total noninterest income	$6,032	$16,565	$22,597	$3,270	$15,584	$18,854

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the first quarter of 2026 by $16,000 and by $11,000 for the same quarter in 2025.

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

10. OTHER OPERATING EXPENSES

The following table presents the major components of other operating expenses for the periods indicated:

	Three Months Ended
	March 31,
(In thousands)	2026	2025
Professional and legal fees	$1,554	$1,190
Trust department expense	1,180	1,043
Telephone	379	430
Loan expense	556	433
Amortization of intangible assets	244	272
Advertising	267	154
Other operating expenses	3,649	3,030
Total other operating expenses	$7,829	$6,552

11. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended March 31, 2026 and 2025:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	March 31,	March 31,
(In thousands)	2026	Reclassifications	Income/(Loss)	2026	2026
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(49,319)	$(2,586)	$59	$(2,527)	$(51,846)

Gain/(loss) on cash flow hedges	1,758	459	—	459	2,217

Accumulated other comprehensive gain/(loss), net of tax	$(47,561)	$(2,127)	$59	$(2,068)	$(49,629)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	January 1,	Before	March 31,	March 31,
(In thousands)	2025	Reclassifications	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$10,623	$10,623	$(61,525)

Gain/(loss) on cash flow hedges	5,737	(1,929)	(1,929)	3,808

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$8,694	$8,694	$(57,717)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(In thousands)	2026	2025	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$81	$—	Securities losses, net
Tax effect	(22)	—	Income tax expense
Total reclassifications, net of tax	$59	$—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with a notional amount of $305.0 million at both March 31, 2026 and December 31, 2025, respectively, were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of March 31, 2026, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of March 31, 2026 and December 31, 2025:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amount	$305,000	$305,000
Weighted average pay rate	2.17%	2.17%
Weighted average receive rate	2.87%	3.10%
Weighted average maturity	1.14 years	1.39 years
Unrealized gain/(loss), net	$3,063	$2,429

Number of contracts	12	12

	March 31, 2026
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$3,063
Total included in other assets	$280,000	3,063
Total included in other liabilities	25,000	—

	December 31, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$2,429
Total included in other assets	280,000	2,441
Total included in other liabilities	25,000	(12)

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$634	$(2,553)

Net interest income recorded on these swap transactions totaled $525,000 and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, and is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $415,000 and $541,000 at March 31, 2026 and December 31, 2025, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Notional amount	$387,989	$429,286
Fair value	$(8,006)	$(7,835)
Weighted average pay rates	4.13%	4.12%
Weighted average receive rates	5.28%	5.37%
Weighted average maturity	2.86 years	3.02 years

Number of contracts	48	53

13. PREFERRED STOCK

In March 2026, the Company issued 30,000 shares of Series B Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) to an institutional investor raising $30.0 million in capital. The Company has the ability to issue, at its sole discretion, up to 20,000 additional shares to that same investor for $20.0 million through December 31, 2027. The Series B Preferred Stock is convertible into common stock at the option of the holder on any date following the five-year anniversary of the original issue date, subject to applicable terms and conditions. Conversion occurs at a fixed rate of 26.3157 shares of common stock for each share of Series B Preferred Stock held. The Series B Preferred Stock carries a dividend rate of 6.00 percent per annum, is non-callable for the first five years, but may be redeemed on any date thereafter. These securities qualify as Tier 1 Capital for purposes of calculating regulatory capital ratios.

14. SUBORDINATED DEBT

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes are non-callable for five years, have a stated maturity of December 22, 2030, and bear interest at a fixed rate of 3.50 percent until December 22, 2025. From December 23, 2025 to the maturity date or early redemption date, the interest rate will reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears. The Company fully redeemed the 2020 Notes plus $1.2 million in unpaid interest on March 2, 2026. The remaining net issuance costs of $938,000 were written off during the quarter ended March 31, 2026.

15. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of March 31, 2026, the Company's operating lease ROU asset and operating lease liability totaled $38.1 million and $41.5 million, respectively. As of December 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $39.9 million and $43.3 million, respectively. Weighted average discount rates of 4.46 percent and 4.44 percent were used in the measurement of the ROU asset and lease liability at March 31, 2026 and December 31, 2025, respectively.

The Company's leases have remaining lease terms between three months to 11 years, with a weighted average lease term of 8.33 years at March 31, 2026. The Company's leases had remaining lease terms between six months to 11 years, with a weighted average lease term of 8.47 years at December 31, 2025. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.7 million for both of the three month periods ended March 31, 2026 and 2025. The variable lease costs were $131,000 and $119,000 for the three months ended March 31, 2026 and 2025, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of March 31, 2026:

(In thousands)
2026	5,029
2027	6,314
2028	5,946
2029	5,642
2030	5,718
Thereafter	21,298
Total lease payments	49,947
Less: imputed interest	8,489
Total present value of lease payments	$41,458

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Three Months Ended March 31,
(In thousands)	2026	2025
Right-of-use asset obtained in exchange for lease obligation	$—	$365
Operating cash flows from operating leases	1,699	1,447
Operating cash flows from direct finance leases	12	14
Financing cash flows from direct finance leases	35	35

16. ACCOUNTING PRONOUNCEMENTS

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40) – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026, or a company's fiscal year ending September 30, 2028, and interim periods beginning after December 15, 2027, or a company's fiscal year ending September 30, 2029. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently assessing the impact of this guidance on its consolidated financial statement disclosures.

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

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans." The pronouncement amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The pronouncement is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a significant impact on the Company's consolidated financial statements.

Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are not historical facts and include expressions about Management’s confidence and strategies and Management’s expectations about operations, growth, financial results, asset quality, new and existing programs and products, investments, relationships, opportunities and market conditions. These statements may be identified by such forward-looking terminology as “expect”, “look”, “believe”, “anticipate”, “may”, or similar statements or variations of such terms. Actual results may differ materially from such forward-looking statements. Factors that may cause results to differ materially from those contemplated by such forward-looking statements include, among others, those risk factors identified in the Company’s Form 10-K for the year ended December 31, 2025, which include the following:

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
•
an unexpected decline in the economy, in particular in our New Jersey and New York market areas, including potential recessionary conditions, which could affect the demand for loans and deposits or have an adverse effect on the ability of consumers and businesses to pay debts;
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
•
changes in governmental regulation, including, but not limited to, any increase in FDIC insurance premiums and changes in the monetary and fiscal policies of the U.S. Treasury and the Board of Governors of the Federal Reserve System;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES: Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 to the Company’s Audited Consolidated Financial Statements for the year ended December 31, 2025 contains a summary of the Company’s significant accounting policies.

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

EXECUTIVE SUMMARY: The following table presents certain key aspects of our performance for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31,		Change
(Dollars in thousands, except per share data)	2026	2025	2026 vs 2025
Results of Operations:
Interest income	$95,049	$86,345	$8,704
Interest expense	35,153	40,840	(5,687)
Net interest income	59,896	45,505	14,391
Wealth management fee income	16,503	15,435	1,068
Other income	6,094	3,419	2,675
Total other income	22,597	18,854	3,743

Total revenue	82,493	64,359	18,134

Operating expense	55,440	49,440	6,000
Pretax income before provision for credit losses	27,053	14,919	12,134
Provision for credit losses	7,327	4,471	2,856
Pretax income	19,726	10,448	9,278
Income tax expense	5,573	2,853	2,720
Net income	14,153	7,595	6,558
Dividends on preferred stock	—	—	—
Net income available to common shareholders	$14,153	$7,595	$6,558

Diluted average shares outstanding	17,760,678	17,812,222	(51,544)

Diluted earnings per share	$0.80	$0.43	$0.37

Return on average assets annualized ("ROAA")	0.74%	0.43%	0.31%
Return on average equity annualized ("ROAE")	8.51	4.98	3.53

	March 31,	December 31,	Change
	2026	2025	2026 vs 2025
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	12.08%	12.68%	(0.60)%
Tier I leverage ratio	9.24	8.87	0.37
Loans to deposits	94.25	94.91	(0.66)
Allowance for credit losses to total loans	1.04	1.14	(0.10)
Allowance for credit losses to nonperforming loans	112.99	104.10	8.89
Nonperforming loans to total loans	0.92	1.09	(0.17)

For the quarter ended March 31, 2026, the Company recorded total revenue of $82.5 million, pretax income of $19.7 million, net income of $14.2 million and diluted earnings per share of $0.80, compared to revenue of $64.4 million, pretax income of $10.4 million, net income of $7.6 million and diluted earnings per share of $0.43 for the same period last year.

The increase in total revenue for the first quarter of 2026 was primarily due to higher net interest income of $14.4 million offset by increases in operating expenses and provision for credit losses. The increase in operating expenses was principally attributable to the addition of new employees related to the Company's expansion into New York City and Long Island and the expansion of the equipment financing team, increased health insurance costs and annual merit increases. The implementation of the strategy, including our metro New York City expansion, continues to deliver lower-cost core deposit relationships resulting in consistent improvement in our cost of funds and net interest margin. During the first quarter of 2026, deposits grew $237.8 million, which included $115.8 million in noninterest-bearing demand deposits. Net interest margin improved to 3.26 percent for the first quarter of 2026 as compared to 2.68 percent for the same period in 2025. Wealth management fee income continues to be a consistent and steady revenue stream for the Company and represented 20 percent of total revenue for the first quarter of 2026.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEET:

The primary source of the Company’s operating income is net interest income, which is the difference between interest and dividends earned on interest-earning assets and fees earned on loans, and interest paid on interest-bearing liabilities. Earning assets include loans, investment securities, interest-earning deposits and federal funds sold. Interest-bearing liabilities include interest-bearing checking, savings and time deposits, Federal Home Loan Bank advances, subordinated debt and other borrowings. Net interest income is determined by calculating the difference between the average yields earned on earning assets and the average cost of interest-bearing liabilities (“net interest spread”) and the relative amounts of earning assets and interest-bearing liabilities. Net interest margin is net interest income as a percent of total interest-earning assets on an annualized basis. The Company’s net interest income, spread and margin are affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows and general levels of nonperforming assets.

Outstanding loan balances are the primary driver of the yields on interest-earning assets. The following table summarizes the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	March 31,	March 31,
(In thousands)	2026	2025
Residential mortgage loans originated for portfolio	$29,376	$25,157
Residential mortgage loans originated for sale	4,680	4,074
Total residential mortgage loans	34,056	29,231

Commercial real estate loans	138,570	47,280
Multifamily	31,825	6,800
C&I loans (A) (B)	274,269	257,282
Small business administration	11,445	5,928
Wealth lines of credit (A)	5,225	9,900
Total commercial loans	461,334	327,190

Installment loans	30,171	76,941
Home equity lines of credit (A)	6,638	4,805
Total loans closed	$532,199	$438,167

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Residential mortgage, commercial real estate, multifamily, C&I, and SBA loan originations increased by $4.8 million, $91.3 million, $25.0 million, $17.0 million, and $5.5 million, respectively, for the three months ended March 31, 2026 as compared to the same period in 2025. Loan growth has been fueled by lower market interest rates, the hiring of a new head of commercial real estate and the Company's expansion into the New York City and Long Island markets.

At March 31, 2026, December 31, 2025 and March 31, 2025, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	March 31,	December 31,	March 31,
	2026	2025	2025
Multifamily real estate loans as a percent of total regulatory capital of the Bank	242%	231%	228%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	161	136	127

Total CRE concentration	403%	367%	355%

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

The following table reflects the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	March 31, 2026			March 31, 2025
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$934,080	$7,126	3.05%	$1,032,257	$8,213	3.18%
Loans (B) (C):
Residential mortgages	656,719	7,958	4.85	617,185	6,670	4.32
Commercial mortgages	2,678,193	31,551	4.71	2,384,542	26,179	4.39
Commercial	2,773,733	43,359	6.25	2,432,862	40,104	6.59
Commercial construction	576	9	6.25	—	—	—
Installment	199,070	2,994	6.02	107,506	1,793	6.67
Home equity	55,816	936	6.71	45,949	845	7.36
Other	627	5	3.19	304	5	6.81
Total loans	6,364,734	86,812	5.46	5,588,348	75,596	5.41
Interest-earning deposits	188,404	1,325	2.81	290,702	2,776	3.82
Total interest-earning assets	7,487,218	95,263	5.09%	6,911,307	86,585	5.01%
Noninterest-earning assets:
Cash and due from banks	8,692			8,380
Allowance for credit losses	(71,767)			(74,413)
Premises and equipment	39,336			29,954
Other assets	139,139			128,754
Total noninterest-earning assets	115,400			92,675
Total assets	$7,602,618			$7,003,982
LIABILITIES:
Interest-bearing deposits:
Checking	$3,713,856	$23,842	2.57%	$3,445,903	$28,078	3.26%
Money market accounts	1,070,606	6,368	2.38	982,245	6,717	2.74
Savings	111,872	193	0.69	106,073	118	0.44
Certificates of deposit - retail	411,628	3,099	3.01	468,176	4,363	3.73
Subtotal interest-bearing deposits	5,307,962	33,502	2.52	5,002,397	39,276	3.14
Interest-bearing demand - brokered	—	—	—	10,000	100	4.00
Total interest-bearing deposits	5,307,962	33,502	2.52	5,012,397	39,376	3.14
FHLB advances and borrowings	45,262	432	3.82	1,001	11	4.54
Finance lease liabilities	1,159	12	4.14	1,322	14	4.20
Subordinated debt	66,026	1,207	7.31	126,641	1,439	4.55
Total interest-bearing liabilities	5,420,409	35,153	2.59%	5,141,361	40,840	3.18%
Noninterest-bearing liabilities:
Demand deposits	1,405,577			1,122,191
Accrued expenses and other liabilities	111,095			129,857
Total noninterest-bearing liabilities	1,516,672			1,252,048
Shareholders’ equity	665,537			610,573
Total liabilities and shareholders’ equity	$7,602,618			$7,003,982
Net interest income (tax-equivalent basis)		$60,110			$45,745
Net interest spread			2.50%			1.83%
Net interest margin (D)			3.26%			2.68%
Tax equivalent adjustment		$(214)			$(240)
Net interest income		$59,896			$45,505
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three month periods ended March 31, 2026 compared to March 31, 2025 are shown below:

	For the Three Months Ended March 31, 2026
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investments	$(840)	$(247)	$(1,087)
Loans	10,771	445	11,216
Interest-earning deposits	(829)	(622)	(1,451)
Total interest income	$9,102	$(424)	$8,678
LIABILITIES:
Interest-bearing checking	$3,222	$(7,458)	$(4,236)
Money market	783	(1,132)	(349)
Savings	7	68	75
Certificates of deposit - retail	(492)	(772)	(1,264)
Interest bearing demand brokered	(50)	(50)	(100)
Borrowed funds	400	21	421
Capital lease obligation	(2)	—	(2)
Subordinated debt	(873)	641	(232)
Total interest expense	$2,995	$(8,682)	$(5,687)
Net interest income (tax-equivalent basis)	$6,107	$8,258	$14,365

Net interest income, on a fully tax-equivalent basis, increased $14.4 million, or 31 percent, for the first quarter of 2026 to $60.1 million from $45.7 million in the first quarter of 2025. The net interest margin ("NIM") was 3.26 percent and 2.68 percent for the three months ended March 31, 2026 and 2025, respectively, an increase of 58 basis points year over year. Net interest income, on a fully tax-equivalent basis, and NIM improved primarily due to continued growth in lower-cost client deposit relationships, which were used to fund consistent loan production. The Bank also benefited from the 175 basis-point reduction in the target federal funds rate by the Federal Reserve from the latter half of 2024 through 2025, which lowered deposit costs and supported margin expansion.

The average balance of interest-earning assets increased to $7.49 billion during the first quarter of 2026 from $6.91 billion in the first quarter of 2025, reflecting an increase of $575.9 million, or 8 percent. The increase in the average balance of interest-earning assets during the first quarter of 2026 when compared to the same quarter of 2025 was due to an increase in the average balance of loans of $776.4 million, which was partially offset by a decrease in the average balance of investments of $98.2 million and a decrease in interest-earning deposits of $102.3 million.

The increase in the average balance of outstanding loans for the three months ended March 31, 2026 was primarily driven by an increase in commercial loans, commercial mortgages, residential mortgages and installment loans. The average balance of commercial loans increased by $340.9 million, or 14 percent, to $2.77 billion for the quarter ended March 31, 2026 when compared to $2.43 billion for the quarter ended March 31, 2025. The average balance of commercial mortgages increased by $293.7 million, or 12 percent, to $2.68 billion for the quarter ended March 31, 2026 when compared to $2.38 billion during the quarter ended March 31, 2025. The increase in the average balance of loans for the three-month period was primarily a result of increasing loan demand from customers due to a lower interest rate environment and improving economic conditions. Growth was also driven by the addition of a new leader of the commercial real estate lending team, along with our continued expansion into New York City and Long Island.

Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies. The combined average balance of these investments for the three months ended March 31, 2026 was $188.4 million with an average yield of 2.81 percent as compared to $290.7 million and an average yield of 3.82 percent for the same period in 2025. The decrease reflected cash used to fund loan originations. The decrease in the rate was a result of the lower interest rate environment.

For the quarters ended March 31, 2026 and 2025, the average yields earned on interest-earning assets were 5.09 percent and 5.01 percent, respectively, an increase of 8 basis points year over year.

The average balance of total investments declined by $98.2 million to $934.1 million for the three months ended March 31, 2026 as compared to $1.03 billion for the three months ended March 31, 2025. The yield on investments decreased by 13 basis points to

3.05 percent for the three months ended March 31, 2026, compared to 3.18 percent for the same period a year ago. The decreases in the average balance and average yield on total investments were a result of a security sale of $97.0 million of higher-yielding investments as part of a portfolio repositioning completed during the first quarter of 2026.

The average yield on total loans for the three months ended March 31, 2026 increased slightly to 5.46 percent when compared to 5.41 percent for the three months ended March 31, 2025. The yield on residential mortgages increased 53 basis points to 4.85 percent for the three months ended March 31, 2026, as compared to 4.32 percent for the same 2025 period. The increase in the average yield for residential mortgages for the three-month period was driven by the origination of higher-yielding loans. The average yield on commercial mortgages for the three months ended March 31, 2026, increased 32 basis points to 4.71 percent as compared to 4.39 percent for the same period in 2025. The increase in the average yield on commercial mortgages for the three months ended March 31, 2026, compared to March 31, 2025, was primarily attributable to changes in portfolio mix and loan repricing characteristics. During the period, higher-yielding new originations and the runoff of lower-yielding legacy loans, more than offset the impact of Federal Reserve rate reductions. The average yield on commercial loans for the three months ended March 31, 2026 decreased 34 basis points to 6.25 percent from 6.59 percent at March 31, 2025. The average yield on commercial loans decreased due to a decrease in the target Federal Funds rate of 175 basis points from the second half of 2024 through December 31, 2025, which had a greater impact on these loans, which are typically floating rates with short repricing periods. As of March 31, 2026, 29 percent of all loans will reprice within one month, 35 percent within three months and 51 percent within one year.

For the three months ended March 31, 2026, the average balance of interest-bearing liabilities totaled $5.42 billion representing an increase of $279.0 million from $5.14 billion for the three month period ended March 31, 2025 primarily due to an increase in interest-bearing deposits of $295.6 million to $5.31 billion for the three months ended March 31, 2026. This increase was partially offset by a decrease in average outstanding subordinated debt of $60.6 million to $66.0 million due to the redemption of $100.0 million of such debt in March 2026.

The increase in the average balance of interest-bearing deposits for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 was primarily due to an increase in the average balances of interest-bearing checking deposits of $268.0 million and money market accounts of $88.4 million, partially offset by a decline in the average balance of certificates of deposit of $56.5 million and interest-bearing brokered demand deposits of $10.0 million. The increase in interest-bearing checking deposits for the three months ended March 31, 2026 was due to our continued expansion into the New York City market and client demand for FDIC insured products, which we offer through a reciprocal deposit program. Our expansion into the New York City market has allowed us to grow lower cost, relationship-based deposits, while reducing the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended March 31, 2026 and 2025 were $2.25 billion and $1.37 billion, respectively.

At March 31, 2026, uninsured/unprotected deposits were approximately $2.10 billion, or 31 percent of total deposits. This amount was adjusted to exclude $194 million of public fund deposit balances, which are fully-collateralized and protected with investment securities and an FHLBNY letter of credit.

For the quarters ended March 31, 2026 and 2025, the cost of interest-bearing liabilities was 2.59 percent and 3.18 percent, respectively, reflecting a decrease of 59 basis points. The decrease for the three month period ended March 31, 2026 was driven by a decrease in the average cost of interest-bearing deposits of 62 basis points to 2.52 percent during the first quarter of 2026. The Company also benefited from lower short-term borrowing costs for the three months ended March 31, 2026, which decreased by 72 basis points to 3.82 percent when compared to 4.54 percent for the same period in 2025. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 175 basis points during the latter half of 2024 through the end of 2025, and a change in the composition of the deposit portfolio with a greater concentration of lower-cost, core relationship deposits.

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

At March 31, 2026, the Company had investment securities available for sale with a fair value of $710.0 million compared with $774.2 million at December 31, 2025. A net unrealized loss (net of income tax) of $51.8 million and $49.3 million related to these securities were included in shareholders’ equity at March 31, 2026 and December 31, 2025, respectively.

At March 31, 2026, the Company had investment securities held to maturity with a carrying cost of $79.5 million and an estimated fair value of $70.8 million compared with a carrying cost of $95.9 million and an estimated fair value of $87.5 million at December 31, 2025.

The Company had one equity security (a CRA investment security) with a fair value of $13.4 million at March 31, 2026 compared to $13.5 million at December 31, 2025, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded an unrealized loss of $84,000 for the three months ended March 31, 2026 compared to an unrealized gain of $195,000 for the three months ended March 31, 2025.

The carrying value of investment securities available for sale and held to maturity as of March 31, 2026 and December 31, 2025 are shown below:

	March 31, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. government-sponsored agencies	$219,838	$186,581	$244,833	$211,223
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	526,784	491,768	561,794	530,365
SBA pool securities	18,640	16,420	19,345	17,212
Corporate bond	15,500	15,277	15,500	15,403
Total investment securities available for sale	$780,762	$710,046	$841,472	$774,203
Investment securities held to maturity:
U.S. government-sponsored agencies	25,000	23,896	40,000	38,875
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	54,478	46,941	55,862	48,616
Total investment securities held to maturity	$79,478	$70,837	$95,862	$87,491
Total	$860,240	$780,883	$937,334	$861,694

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of March 31, 2026. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. government-sponsored agencies	$—	$76,295	$110,286	$—	$186,581
	—	1.36%	1.83%		1.65%
Mortgage-backed securities-residential (A)	50,264	8,511	10,261	422,732	491,768
	4.42%	2.29%	1.61%	3.69%	3.69%
SBA pool securities	—	1,560	8,610	6,250	16,420
	—	3.23%	1.91%	1.18%	1.72%
Corporate bond	—	—	15,277	—	15,277
	—	—	6.32%	—	6.32%
Total investments available for sale	$50,264	$86,366	$144,434	$428,982	$710,046
Weighted-average yield (A)	4.42%	1.48%	2.23%	3.65%	3.12%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	25,000	—	—	25,000
		1.64%	—	—	1.64%
Mortgage-backed securities-residential (B)	—	—	—	54,478	54,478
	—	—	—	2.13%	2.13%
Total investments held to maturity	$—	$25,000	$—	$54,478	79,478
		1.64%	—	2.13%	1.98%
Total	$50,264	$111,366	$144,434	$483,460	$789,524
Weighted-average yield (A)	4.42%	1.51%	2.23%	3.48%	3.01%

(A)
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
(B)
Shown using stated final maturity.

OTHER INCOME: The following table presents other income, excluding income from wealth management services, which is summarized and discussed subsequently:

	For the Three Months Ended March 31,		Change
(In thousands)	2026	2025	2026 vs 2025
Service charges and fees	$1,359	$1,112	$247
Bank owned life insurance	345	371	(26)
Loan fee income	3,844	989	2,855
Gain on sale of loans (mortgage banking)	72	63	9
Gain on sale of SBA loans	403	302	101
Corporate advisory fee income	69	90	(21)
Other income	167	297	(130)
Loss on securities sale	(81)	—	(81)
Fair value adjustment for CRA equity security	(84)	195	(279)
Total other income (excluding wealth management income)	$6,094	$3,419	$2,675

The Company recorded total other income, excluding wealth management fee income, of $6.1 million for the first quarter of 2026 compared to $3.4 million for the same 2025 period, reflecting an increase of $2.7 million. The increase was primarily due to increases in loan fee income and service charges and fees.

Service charges and fee income increased $247,000 to $1.4 million during the quarter ended March 31, 2026 from $1.1 million for the same period in 2025 reflecting an increase in our commercial client base, which generated higher fee activity.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market and retains the non-guaranteed portion of SBA loans in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $403,000 and $302,000 for the quarters ended March 31, 2026 and 2025, respectively. The Company continues to see pressure from market volatility resulting in lower sale premiums and origination volumes associated with SBA loans.

The Company recorded corporate advisory fee income for the first quarter of 2026 of $69,000 compared to $90,000 for the same period ended March 31, 2025. Income from the SBA programs, and corporate advisory fee income are dependent on volume, and may vary from quarter to quarter.

For the quarter ended March 31, 2026, income from the sale of newly originated residential mortgage loans was $72,000 compared to $63,000 for the same period in 2025. While the interest rate environment has improved following rate reductions by the Federal Reserve, residential mortgage activity continues to be constrained by limited housing inventory and affordability considerations, which have tempered both refinancing and home purchase volumes.

Loan fee income increased to $3.8 million for the first quarter of 2026 as compared to $989,000 for the quarter ended March 31, 2025. Loan fee income included a gain of $2.6 million and a loss of $415,000 recorded by the Equipment Finance Division related to equipment transfers to lessees upon the termination of leases for the first quarter of 2026 and 2025, respectively. The period-over-period change was primarily driven by differences in the volume and timing of lease terminations and the underlying fair value of the equipment at the end of the lease term, which can vary based on market conditions and asset-specific factors. Additionally, the Company recorded $758,000 of unused commercial line fees for the quarter ended March 31, 2026 compared to $932,000 for the same 2025 period. Letter of credit fees totaled $342,000 for the quarter ended March 31, 2026 as compared to $123,000 for the same period in 2025. Letter of credit fee income increased as a result of the Company’s expansion into the metro New York area, which has driven higher utilization of trade finance products among a growing commercial client base.

The Company completed a security sale of $97.0 million resulting in a loss of $81,000 as part of a portfolio repositioning completed during the first three months of 2026.

The Company recorded an $84,000 negative fair value adjustment and a $195,000 positive fair value adjustment for CRA equity securities in the first quarters of 2026 and 2025, respectively. The negative fair value adjustment during the first quarter of 2026 was due to an increase in medium-term rates during the first quarter of 2026.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended March 31,		Change
(In thousands)	2026	2025	2026 vs 2025
Compensation and employee benefits	$39,365	$35,879	$3,486
Premises and equipment	6,858	6,154	704
FDIC assessment	1,388	855	533
Other Operating Expenses:
Professional and legal fees	1,554	1,190	364
Trust department expense	1,180	1,043	137
Telephone	379	430	(51)
Loan expense	556	433	123
Amortization of intangible assets	244	272	(28)
Advertising	267	154	113
Other	3,649	3,030	619
Total operating expenses	$55,440	$49,440	$6,000

Operating expenses for the quarter ended March 31, 2026 and 2025 totaled $55.4 million and $49.4 million, respectively, reflecting an increase of $6.0 million, or 12 percent. Increased operating expenses for the three months ended March 31, 2026 were principally attributable to the Company's ongoing expansion into New York City and Long Island, in addition to annual merit increases. The addition of production teams in Long Island, including the opening of two new Long Island offices during the latter half of 2025, and the expansion of our equipment financing team, also contributed to the growth in premises and equipment and other operating expenses. FDIC assessment expense increased for the three months ended March 31, 2026 due primarily to higher assessment rates implemented by the FDIC and an increase in the Bank's average total assets subject to assessment. Our expansion into New York City and Long Island resulted in increased advertising fees for the three months March 31, 2026. The increase in professional and legal fees was partially due to expenses related to the subordinated debt redemption and the issuance of preferred stock during the first quarter of 2026. The increase in loan expense for the three-month period ended March 31, 2026 was primarily related to the workout of several problem loans.

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

The market value of the assets under management and/or administration (“AUM/AUA”) was $13.1 billion at both March 31, 2026 and December 31, 2025, but grew by $1.3 billion, or 11 percent from $11.8 billion at March 31, 2025 due primarily to improved market conditions and new client inflows.

In the March 2026 quarter, the Wealth Management Division generated $16.5 million in fee income compared to $15.4 million for the March 2025 quarter, reflecting a 7 percent increase. The increase in fee income for the three months ended March 31, 2026 was due to strong client inflows driven by new accounts and client additions and solid equity market performance. New business inflows for the three months ended March 31, 2026 totaled $227 million, compared to $341 million for the three months ended March 31, 2025.

Operating expenses relative to the Wealth Management Division, for the three months ended March 31, 2026, was stable at $9.5 million as compared to $9.6 million for the first quarter of 2025. Expenses are in line with the Company’s strategic plan.

The Wealth Management Division currently generates adequate revenue to support the salaries, benefits and other expenses of the wealth division and Management believes it will continue to do so as the Company grows organically and/or by acquisition. Management believes that the Bank generates adequate liquidity to support the expenses of the Wealth Management Division should it be necessary.

NONPERFORMING ASSETS: Loans past due in excess of 90 days and still accruing, nonaccrual loans, and other real estate owned are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2026	2025	2025	2025	2025
Loans past due 90 days or more and still accruing	$—	$—	$—	$—	$—
Nonaccrual loans	59,321	68,243	84,142	114,958	97,170
Other real estate owned	—	—	—	—	—
Total nonperforming assets	$59,321	$68,243	$84,142	$114,958	$97,170

Performing modifications (A)(B)	$85,835	$95,266	$101,501	$111,962	$63,259

Loans past due 30 through 89 days and still accruing	$47,053	$26,555	$28,817	$15,522	$28,323

Loans subject to special mention	$75,935	$51,027	$56,534	$86,907	$75,248

Classified loans	$90,583	$118,912	$134,982	$145,783	$142,273

Individually evaluated loans	$59,321	$68,243	$84,142	$114,958	$97,170

Nonperforming loans as a % of total loans (C)	0.92%	1.09%	1.40%	1.98%	1.69%
Nonperforming assets as a % of total assets (C)	0.77%	0.91%	1.13%	1.60%	1.36%
Nonperforming assets as a % of total loans plus other real estate owned (C)	0.92%	1.09%	1.40%	1.98%	1.69%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $19.6 million at March 31, 2026, $36.0 million at December 31, 2025, $37.6 million at September 30, 2025, $38.1 million at June 30, 2025 and $3.9 million at March 31, 2025.
(C)
Nonperforming loans/assets do not include performing modifications.

Loans past due 30 through 89 days and still accruing increased to $47.1 million, or 0.73 percent of total loans at March 31, 2026 compared to $26.6 million, or 0.42 percent, at December 31, 2025. The increase in past due loans at March 31, 2026 was primarily due to one multifamily loan relationship with an aggregate outstanding balance of $36.2 million. The persistent nature of inflationary pressures have presented challenges for certain borrowers as operating expenses, including insurance, utilities and maintenance costs continue to rise. The decrease in nonperforming assets and individually evaluated loans during the first three months of 2026 was driven by the liquidation of one commercial loan with a balance of $9.6 million. Multifamily loans represented approximately 53 percent of nonperforming assets as of March 31, 2026. The decrease in performing modifications was primarily related to two multifamily loans of $12.8 million that are no longer classified as loan modifications. The increase in special mention loans was primarily due to the previously mentioned $36.2 million multifamily relationship. The increase was partially offset by multifamily loans of $12.8 million that are no longer classified as special mention. The decrease in classified loans was primarily due to one multifamily relationship of $16.7 million and the liquidation of the above mentioned commercial loan of $9.6 million that are no longer classified as substandard as of March 31, 2026.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $7.3 million and $4.5 million for the first quarters of 2026 and 2025, respectively. The allowance for credit losses (“ACL”) was $67.0 million as of March 31, 2026, compared to $71.0 million at December 31, 2025. The provision for credit losses for the three months ended March 31, 2026 was attributable to loan growth of $184.1 million resulting in a required provision of $1.3 million. Additions to specific reserve balances required a provision of $6.0 million related to two loans. Net charge-offs totaled $11.3 million during the first quarter of 2026 compared to charge-offs of $2.3 million during the first quarter of 2025. Charge-offs consisted of $7.8 million related to the liquidation of one commercial and industrial relationship with an additional $3.5 million associated with the sale of a multifamily loan.

The ACL as a percentage of loans was 1.04 percent at March 31, 2026 compared to 1.14 percent at December 31, 2025. The decline in the ratio was primarily attributable to $11.3 million in net charge-offs recorded during the first quarter of 2026, of which $5.6 million of specific reserves were recorded in prior periods. In addition, the Company's ACL methodology incorporates forward-looking economic factors, and during the quarter the quantitative reserve reflected improved macroeconomic expectations further reducing the ACL. These reductions were partially offset by the aforementioned provision related to loan growth.

After considering charge-off activity, changes in portfolio risk characteristics, delinquency trends, economic conditions, and qualitative factors, Management believes the allowance remains adequate to absorb expected losses as of March 31, 2026. Management continues to closely monitor asset quality trends, including criticized and delinquent loan migration, and will adjust the ACL as conditions warrant. The ACL recorded on individually evaluated loans was $6.7 million at March 31, 2026 compared to $12.0 million as of December 31, 2025. Total individually evaluated loans were $59.3 million and $68.2 million as of March 31, 2026 and December 31, 2025, respectively. The general component of the allowance on loans collectively evaluated increased from $59.0 million at December 31, 2025 to $60.3 million at March 31, 2026.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	March 31,	December 31,	September 30,	June 30,	March 31,
(Dollars in thousands)	2026	2025	2025	2025	2025
Allowance for credit losses:
Beginning of period	$71,039	$68,642	$81,770	$75,150	$72,992
Provision for credit losses (A)	7,322	7,659	4,871	6,577	4,494
(Charge-offs)/recoveries, net	(11,335)	(5,262)	(17,999)	43	(2,336)
End of period	$67,026	$71,039	$68,642	$81,770	$75,150

Allowance for credit losses as a % of total loans	1.04%	1.14%	1.14%	1.41%	1.31%

Collectively evaluated allowance for credit losses as a % of total loans	0.94%	0.94%	0.95%	1.06%	1.09%

Allowance for credit losses as a % of nonperforming loans	112.99%	104.10%	81.58%	71.13%	77.34%
(A)
Excludes provision of $5,000 at March 31, 2026, provision of $12,000 at December 31, 2025, a credit of $81,000 at September 30, 2025, provision of $9,000 at June 30, 2025, and a credit of $23,000 at March 31, 2025 related to off-balance sheet commitments.

The increase in the allowance for credit losses as a percentage of nonperforming loans was primarily due to a decrease in nonperforming loans of $8.9 million to $59.3 million at March 31, 2026, as compared to nonperforming loans of $68.2 million at December 31, 2025, partially offset by a decrease in the ACL of $4.0 million to $67.0 million at March 31, 2026. The decrease in nonperforming assets during the first quarter of 2026 was largely driven by the liquidation of one commercial loan with a balance of $9.6 million.

INCOME TAXES: Income tax expense for the quarter ended March 31, 2026 was $5.6 million as compared to $2.9 million for the same period in 2025. The increase in income tax expense reflected higher pretax income of $27.1 million for the quarter ended March 31, 2026 as compared to $14.9 million for the same period in 2025.

The effective tax rate for the three months ended March 31, 2026 was 28.3 percent compared to 27.3 percent for the same quarter in 2025.

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

Capital increased as a result of net income of $14.2 million and the issuance of 30,000 shares of Series B Preferred Stock totaling $30.0 million for the three months ended March 31, 2026. These increases were partially offset by cash dividends of $879,000 and an increase in accumulated other comprehensive loss of $2.1 million during the first quarter of 2026. Total accumulated other comprehensive loss grew to $49.6 million as of March 31, 2026 ($51.8 million loss related to the available for sale securities portfolio partially offset by a $2.2 million gain on the cash flow hedges), as compared to $47.6 million at December 31, 2025.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on December 31, 2025 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At March 31, 2026 and December 31, 2025, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Total capital (to risk-weighted assets)	$754,761	11.83%	$637,792	10.00%	$510,234	8.00%	$669,682	10.50%

Tier I capital (to risk-weighted assets)	687,120	10.77	510,234	8.00	382,675	6.00	542,123	8.50

Common equity tier I (to risk-weighted assets)	687,061	10.77	414,565	6.50	287,006	4.50	446,455	7.00

Tier I capital (to average assets)	687,120	9.02	380,711	5.00	304,569	4.00	304,569	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$807,580	12.64%	$638,896	10.00%	$511,117	8.00%	$670,841	10.50%

Tier I capital (to risk-weighted assets)	735,931	11.52	511,117	8.00	383,338	6.00	543,062	8.50

Common equity tier I (to risk-weighted assets)	735,872	11.52	415,282	6.50	287,503	4.50	447,227	7.00

Tier I capital (to average assets)	735,931	9.89	372,195	5.00	297,756	4.00	297,756	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2026:
Total capital (to risk-weighted assets)	$771,704	12.08%	N/A	N/A	$510,960	8.00%	$670,634	10.50%

Tier I capital (to risk-weighted assets)	704,063	11.02	N/A	N/A	383,220	6.00	542,895	8.50

Common equity tier I (to risk-weighted assets)	674,004	10.55	N/A	N/A	287,415	4.50	447,090	7.00

Tier I capital (to average assets)	704,063	9.24	N/A	N/A	304,891	4.00	304,891	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$811,375	12.68%	N/A	N/A	$511,816	8.00%	$671,759	10.50%

Tier I capital (to risk-weighted assets)	660,696	10.33	N/A	N/A	383,862	6.00	543,805	8.50

Common equity tier I (to risk-weighted assets)	660,637	10.33	N/A	N/A	287,897	4.50	447,839	7.00

Tier I capital (to average assets)	660,696	8.87	N/A	N/A	298,086	4.00	298,086	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be fulfilled through the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended March 31, 2026 were purchased in the open market.

On March 26, 2026, the Board of Directors declared a regular cash dividend of $0.05 per share payable on May 21, 2026 to shareholders of record on May 7, 2026.

Management believes the Company’s capital position and capital ratios were adequate at March 31, 2026. Further, Management believes the Company has sufficient equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $253.4 million at March 31, 2026. In addition, the Company had $710.0 million in securities designated as available for sale at March 31, 2026. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $477.6 million and $77.5 million as of March 31, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. However, only $45.7 million of pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of March 31, 2026, the Company had approximately $4.1 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 240 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. Management believes the Company’s liquidity position and sources were adequate at March 31, 2026.

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
•
Utilize medium- to- longer-term certificates of deposit and/or wholesale borrowings to extend liability duration;
•
Utilize interest rate swaps to extend liability duration;
•
Utilize a loan level/back-to-back interest rate swap program, which converts a borrower’s fixed rate loan to adjustable rate for the Company;
•
Closely monitor and actively manage the investment portfolio, including management of duration, prepayment and interest rate risk;
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. In these swaps, the Company is receiving floating and paying fixed interest rates with a total notional value of $305.0 million as of March 31, 2026.

In addition, the Company maintains a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executed a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of March 31, 2026, $388.0 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of March 31, 2026. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of March 31, 2026.

In an immediate and sustained 100 basis point increase in market rates at March 31, 2026, net interest income would decrease by 0.9 percent in year 1 and increase by 2.8 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at March 31, 2026, net interest income would stay flat for year 1 and decrease 4.9 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at March 31, 2026, net interest income would decrease approximately 1.9 percent in year 1 and increase by 5.6 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at March 31, 2026, net interest income for year 1 would decrease approximately 0.2 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 10.4 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate that, as of March 31, 2026, the Company is modestly liability sensitive in the near term, with net interest income declining in the first year under rising rate scenarios but improving in the second year, while sustained decreases in market rates would result in pressure on net interest income, particularly in year two.

The table below shows the estimated changes in the Company’s economic value of portfolio equity (“EVPE”) that would result from an immediate parallel change in the market interest rates at March 31, 2026.

	Estimated Increase/			EVPE as a Percentage of
(Dollars in thousands)	Decrease in EVPE			Present Value of Assets (B)
Change In
Interest
Rates	Estimated			EVPE	Increase/(Decrease)
(Basis Points)	EVPE (A)	Amount	Percent	Ratio (C)	(basis points)
+200	$963,497	$(18,252)	(1.86)%	13.19%	25
+100	970,848	(10,901)	(1.11)	13.05	11
Flat interest rates	981,749	—	—	12.94	—
-100	985,174	3,425	0.35	12.74	(20)
-200	932,576	(49,173)	(5.01)	11.91	(103)

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. There are no currently pending or threatened litigation or proceedings against the Company or its subsidiaries, which if adversely decided, we believe would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
January 1, 2026 -
January 31, 2026	—	—	$—	680,000
February 1, 2026 -
February 28, 2026	—	—	—	680,000
March 1, 2026 -
March 31, 2026	—	32,368	33.18	680,000
Total	—	32,368	$33.18

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended March 31, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:

A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).

B. Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K on March 26, 2026 (File No. 001-16197).

C. By-Laws of the Registrant, incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed on March 23, 2023 (File No. 001-16197).

10.1

Special Executive Retention Performance Restricted Stock Unit Agreement for Douglas Kennedy, dated as of February 6, 2026, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on February 11, 2026 (File No. 001-16197).

10.2

Special Executive Retention Performance Restricted Stock Unit Agreement for John Babcock, dated as of February 6, 2026, incorporated herein by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on February 11, 2026 (File No. 001-16197).

10.3

Purchase Agreement, dated March 26, 2026, by and among the Company, Strategic Value Investors, LP, and Strategic Value Private Investors II, LP, incorporated herein by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on March 26, 2026 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: May 8, 2026	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: May 8, 2026	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)