Form 10-Q
period 2026-06-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2026-08-07
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2026

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Number of shares of Common Stock outstanding as of July 31, 2026: 17,727,952

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	June 30,	Dec 31,
	2026	2025
ASSETS
Cash and due from banks	$8,388	$8,712
Interest-earning deposits	245,506	179,108
Total cash and cash equivalents	253,894	187,820
Securities available for sale	752,440	774,203
Securities held to maturity (fair value $69,880 at June 30, 2026 and $87,491 at December 31, 2025)	78,560	95,862
CRA equity security, at fair value	13,320	13,459
Federal Home Loan Bank / Federal Reserve Bank stock, at cost	12,931	14,605
Loans held for sale, at fair value	1,202	450
Loans held for sale, at lower of cost or fair value	2,176	4,437
Loans	6,675,251	6,253,736
Less: allowance for credit losses	69,167	71,039
Net loans	6,606,084	6,182,697
Premises and equipment	40,830	39,164
Other real estate owned	908	—
Accrued interest receivable	34,060	31,971
Bank owned life insurance	48,071	47,761
Goodwill	36,212	36,212
Other intangible assets	7,140	7,627
Finance lease right-of-use assets	774	844
Operating lease right-of-use assets	38,098	39,886
Deferred tax assets, net	5,409	772
Other assets	38,184	48,639
TOTAL ASSETS	$7,970,293	$7,526,409
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,624,244	$1,428,745
Interest-bearing deposits:
Checking	3,497,096	3,448,497
Savings	111,710	105,123
Money market accounts	1,448,916	1,197,995
Certificates of deposit - retail	375,633	408,219
Certificates of deposit - listing service	—	400
Total deposits	7,057,599	6,588,979
Short-term borrowings	74,854	73,267
Finance lease liabilities	1,103	1,186
Operating lease liabilities	41,493	43,294
Subordinated debt, net	—	99,030
Due to brokers	9,642	—
Accrued expenses and other liabilities	69,817	62,447
TOTAL LIABILITIES	7,254,508	6,868,203
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 30,000 shares; liquidation preference of $1,000 per share)	30,000	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,867,973 at June 30, 2026 and 21,707,259 at December 31, 2025; outstanding shares, 17,718,733 at June 30, 2026 and 17,558,019 at December 31, 2025)	18,230	18,096
Surplus	354,747	353,267
Treasury stock at cost (4,149,240 shares at June 30, 2026 and 4,149,240 shares at December 31, 2025)	(122,953)	(122,953)
Retained earnings	485,522	457,357
Accumulated other comprehensive loss, net of income tax	(49,761)	(47,561)
TOTAL SHAREHOLDERS’ EQUITY	715,785	658,206
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$7,970,293	$7,526,409

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$90,706	$79,657	$177,296	$155,004
Interest on investments:
Taxable	6,947	8,370	14,073	16,583
Interest on loans held for sale	7	6	15	15
Interest on interest-earning deposits	2,550	1,618	3,875	4,394
Total interest income	100,210	89,651	195,259	175,996
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	33,176	35,807	63,579	70,720
Interest on certificates of deposit	2,947	4,002	6,046	8,365
Interest on borrowed funds	154	505	586	516
Interest on finance lease liability	12	13	24	27
Interest on subordinated debt	—	924	1,207	2,363
Subtotal - interest expense	36,289	41,251	71,442	81,991
Interest on interest-bearing demand - brokered	—	110	—	210
Total interest expense	36,289	41,361	71,442	82,201
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	63,921	48,290	123,817	93,795
Provision for credit losses	8,088	6,586	15,415	11,057
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	55,833	41,704	108,402	82,738
OTHER INCOME
Wealth management fee income	17,220	15,943	33,723	31,378
Loan fee income	2,069	1,899	5,913	2,888
Capital markets revenue	925	799	1,469	1,254
Other income	1,917	2,803	3,704	4,778
Securities gains/(losses)	—	7	(81)	7
Total other income	22,131	21,451	44,728	40,305
OPERATING EXPENSES
Compensation expense	29,352	28,232	59,134	54,547
Benefits expense	10,250	7,829	19,833	17,393
Premises and equipment	7,009	6,641	13,867	12,795
FDIC insurance expense	1,495	1,045	2,883	1,900
Professional and legal fees	1,532	1,645	3,086	2,835
Trust department expense	1,189	1,092	2,369	2,135
Loan expense	687	939	1,243	1,372
Advertising	468	919	735	1,073
Other expenses	3,685	3,551	7,957	7,283
Total operating expenses	55,667	51,893	111,107	101,333
INCOME BEFORE INCOME TAX EXPENSE	22,297	11,262	42,023	21,710
Income tax expense	6,325	3,321	11,898	6,174
NET INCOME	15,972	7,941	30,125	15,536
Dividends on preferred stock	195	—	195	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$15,777	$7,941	$29,930	$15,536

EARNINGS PER SHARE
Basic	$0.89	$0.45	$1.70	$0.88
Diluted	$0.86	$0.45	$1.65	$0.87
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,717,883	17,704,110	17,652,229	17,657,771
Diluted	18,625,408	17,773,237	18,213,905	17,799,095

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$15,972	$7,941	$30,125	$15,536
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(1,254)	4,533	(4,782)	19,944
Reclassification adjustment for amounts included in net income	—	(7)	81	(7)
	(1,254)	4,526	(4,701)	19,937

Tax effect	792	(1,208)	1,712	(5,996)
Net of tax	(462)	3,318	(2,989)	13,941

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	441	(1,633)	1,075	(4,186)
	441	(1,633)	1,075	(4,186)

Tax effect	(111)	451	(286)	1,075
Net of tax	330	(1,182)	789	(3,111)

Total other comprehensive income/(loss)	(132)	2,136	(2,200)	10,830

Total comprehensive income/(loss)	$15,840	$10,077	$27,925	$26,366

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended June 30, 2026 and June 30, 2025

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2026 17,708,327 common shares outstanding	$30,000	$18,221	$352,934	$(122,953)	$470,631	$(49,629)	$699,204
Net income	—	—	—	—	15,972	—	15,972
Other comprehensive loss	—	—	—	—	—	(132)	(132)
Restricted stock units issued, 607 shares	—	1	(1)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (252) shares	—	—	(11)	—	—	—	(11)
Amortization of restricted stock units	—	—	1,486	—	—	—	1,486
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(886)	—	(886)
Cash dividends declared on preferred stock	—	—	—	—	(195)	—	(195)
Issuance of shares for Employee Stock Purchase Plan, 10,051 shares	—	8	339	—	—	—	347
Balance at June 30, 2026 17,718,733 common shares outstanding	$30,000	$18,230	$354,747	$(122,953)	$485,522	$(49,761)	$715,785

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at April 1, 2025 17,726,251 common shares outstanding	$—	$18,070	$348,762	$(117,509)	$430,267	$(57,717)	$621,873
Net income	—	—	—	—	7,941	—	7,941
Other comprehensive income	—	—	—	—	—	2,136	2,136
Restricted stock units issued, 605 shares	—	1	(1)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (285) shares	—	(1)	(7)	—	—	—	(8)
Amortization of restricted stock units	—	—	1,215	—	—	—	1,215
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(887)	—	(887)
Share repurchase, (100,000) shares	—	—	—	(2,778)	—	—	(2,778)
Issuance of shares for Employee Stock Purchase Plan, 9,693 shares	—	8	277	—	—	—	285
Balance at June 30, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777

Six Months Ended June 30, 2026 and June 30, 2025

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2026 17,558,019 common shares outstanding	$—	$18,096	$353,267	$(122,953)	$457,357	$(47,561)	$658,206
Net income	—	—	—	—	30,125	—	30,125
Other comprehensive loss	—	—	—	—	—	(2,200)	(2,200)
Restricted stock units issued, 172,270 shares	—	144	(144)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (32,620) shares	—	(27)	(1,058)	—	—	—	(1,085)
Amortization of restricted stock units	—	—	2,041	—	—	—	2,041
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,765)	—	(1,765)
Preferred stock issuance (30,000 shares at $1,000 per share)	30,000	—	—	—	—	—	30,000
Cash dividends declared on preferred stock	—	—	—	—	(195)	—	(195)
Issuance of shares for Employee Stock Purchase Plan, 21,064 shares	—	17	641	—	—	—	658
Balance at June 30, 2026 17,718,733 common shares outstanding	$30,000	$18,230	$354,747	$(122,953)	$485,522	$(49,761)	$715,785

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	15,536	—	15,536
Other comprehensive income	—	—	—	—	—	10,830	10,830
Restricted stock units issued, 175,124 shares	—	147	(147)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (42,284) shares	—	(36)	(1,213)	—	—	—	(1,249)
Amortization of restricted stock units	—	—	2,846	—	—	—	2,846
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	(1,767)	—	(1,767)
Share repurchase, (100,000) shares	—	—	—	(2,778)	—	—	(2,778)
Issuance of shares for Employee Stock Purchase Plan, 16,808 shares	—	14	496	—	—	—	510
Balance at June 30, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$30,125	$15,536
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,346	1,921
Amortization of premium and accretion of discount on securities, net	(36)	(59)
Amortization of restricted stock	2,041	2,846
Amortization of intangible assets	487	543
Write-off of subordinated debt costs	938	—
Amortization of subordinated debt costs	32	372
Provision for credit losses	15,415	11,057
Deferred tax expense	(3,211)	(2,691)
Stock-based compensation and employee stock purchase plan expense	110	95
Fair value adjustment for equity security	139	(237)
Loss/(gain) on securities available for sale	81	(7)
Loans originated for sale (A)	(15,748)	(13,423)
Proceeds from sales of loans held for sale (A)	18,238	17,435
Gain on loans held for sale (A)	(981)	(913)
Loss on disposal of fixed assets	—	6
Increase in cash surrender value of life insurance, net	(310)	(258)
Increase in accrued interest receivable	(2,089)	(3,311)
Decrease in other assets	13,654	3,117
Increase/(decrease) in accrued expenses and other liabilities	14,587	(23,959)
NET CASH PROVIDED BY OPERATING ACTIVITIES	75,818	8,070
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	353,067	348,176
Principal repayments, maturities and calls of securities held to maturity	17,265	2,971
Redemptions of FHLB and FRB stock	36,139	22,212
Proceeds from sales of securities available for sale	97,019	53,182
Purchase of securities available for sale	(433,032)	(364,303)
Purchase of FHLB and FRB stock	(34,465)	(21,306)
Net increase in loans, net of participations sold	(439,710)	(308,990)
Purchase of premises and equipment	(3,926)	(9,610)
Disposal of premises and equipment	79	16
NET CASH USED IN INVESTING ACTIVITIES	(407,564)	(277,652)
FINANCING ACTIVITIES:
Net increase in deposits	468,620	234,101
Net increase in short-term borrowings	1,587	—
Dividends paid on preferred stock	(195)	—
Dividends paid on common stock	(1,765)	(1,767)
Restricted stock repurchased on vesting to pay taxes	(1,085)	(1,249)
Repayment of subordinated debt	(100,000)	(35,000)
Proceeds from issuance of preferred stock	30,000	—
Issuance of shares for employee stock purchase plan	658	510
Shares repurchased	—	(2,778)
NET CASH PROVIDED BY FINANCING ACTIVITIES	397,820	193,817
Net increase/(decrease) in cash and cash equivalents	66,074	(75,765)
Cash and cash equivalents at beginning of period	187,820	391,367
Cash and cash equivalents at end of period	$253,894	$315,602
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$71,946	$83,295
Income tax, net	2,138	8,412
Transfer of loans to other real estate owned	908	—
Right-of-use asset obtained in exchange for operating lease liabilities	1,304	365

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosure included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of June 30, 2026, and the results of operations, comprehensive income and changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025. The cash flow statements are presented for the six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

Basis of Financial Statement Presentation: The consolidated financial statements have been prepared in accordance with GAAP. In preparing the financial statements, Management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the statements of condition and revenues and expenses for the periods presented. Actual results could differ from those estimates.

Segment Information: The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated Chief Operating Decision Maker (the "CODM"), based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's Wealth Management Division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expenses to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment, which includes monitoring net interest income. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division, which includes monitoring wealth management fee income and assets under management and/or administration ("AUM"). Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provides the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment provide the significant expenses in the banking segment, while payroll, occupancy and trust expenses are the significant expenses in the Wealth Management Division. All operations are domestic.

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

The Wealth Management Division includes: investment management services for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian; and other financial planning and advisory services. This segment also includes the activity from the Delaware subsidiary, PGB Trust & Investments of Delaware. The majority of wealth management fees are collected on a monthly or quarterly basis and are calculated on a tiered fee schedule, based upon the market value of AUM. Other non AUM-based revenues such as personal or fiduciary tax return preparation fees, executor fees, trust termination fees and/or financial planning and advisory fees are charged as services are rendered.

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

Debt securities are classified as held to maturity and carried at amortized cost when Management has the positive intent and ability to hold them to maturity. Under Accounting Standards Update ("ASU") 2016-13, held to maturity securities in a loss position are evaluated to determine if the decline in fair value has resulted from a credit-related loss or other factors, and then recognize a provision to the ACL through a charge to earnings for the decline in fair value. The Company also has an investment in a Community Reinvestment Act (“CRA”) investment fund, which is classified as an equity security.

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

Mortgage loans held for sale are generally sold with servicing rights released; therefore, no servicing rights are recorded. Gains and losses on sales of mortgage loans, shown as gain on loans held for sale at fair value (mortgage loans) on the Consolidated Statements of Income, are based on the difference between the selling price and the carrying value of the related loan sold.

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $126.7 million and $132.5 million as of June 30, 2026 and December 31, 2025, respectively. SBA loans held for sale, with an estimated fair value of $2.4 million and $4.8 million at June 30, 2026 and December 31, 2025, respectively. The servicing asset recorded was not material.

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

Allowance for Credit Losses: Current expected credit losses ("CECL") requires the recognition of estimated credit losses expected to occur over the estimated remaining life of the asset. The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable economic forecasts.

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

Junior Lien Loan on Residence (which include home equity lines of credit). The Bank provides junior lien loans (“JLL”) and revolving home equity lines of credit ("HELOC") secured by one- to four-family properties in the Tri-State area. These loans are subordinate to a first mortgage, which may be from another lending institution. Primary risk characteristics associated with JLLs and HELOCs typically involve major living or lifestyle changes to the borrower, including unemployment or other loss of income; unexpected significant expenses, such as for major medical issues or catastrophic events; and divorce or death. In addition, HELOCs typically are made with variable or floating interest rates, which could expose the borrower to higher debt service requirements in a rising interest rate environment. Further, real estate values could drop significantly and cause the value of the property to fall below the loan amount, creating additional potential loss exposure for the Bank.

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

Equipment Finance and Leasing. PCC offers a wide range of equipment finance solutions nationally and goes to market through capital markets, intermediary, vendor and direct platforms. PCC provides term loans and leases secured by assets financed for U.S. based companies and governments. Payment is typically made in monthly or quarterly installments under fixed-rate terms. Lease transactions may contain renewal or purchase options at the end of the lease term. PCC estimates the expected residual value of the leased property at lease inception by considering both internal and third-party valuations and may obtain partial or full residual value guarantees to reduce its residual asset risk. PCC serves a broad range of industries, including transportation, manufacturing, medical, construction and utilities.

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

Loan Modifications: The Company will provide loan modifications, at its discretion, to assist borrowers that may be experiencing financial difficulty. Examples of changes provided in a loan modification may include payment deferrals that are more than insignificant, an extension of the note term, or a reduction in the interest. In certain instances, the Company may grant more than one type of modification. Loan modifications are disclosed in accordance with ASU 2022-02, "Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures".

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

If the rate implicit in the lease is not readily determinable, the incremental collateralized borrowing rate is used to determine the present value of lease payments. This rate gives consideration to the applicable FHLB collateralized borrowing rates and is based on the information available at the commencement date. The Company has elected to apply the short-term lease measurement and recognition exemption to leases with an initial term of 12 months or less; therefore, these leases are not recorded on the Consolidated Statements of Condition, but rather, lease expense is recognized over the lease term on a straight-line basis. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal. The Company maintains certain property and equipment under direct financing and operating leases. Substantially all of the leases in which the Company is the lessee are comprised of real estate property for branches, wealth management offices and office space and are classified as operating leases.

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

Derivatives: At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are: (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For cash flow hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized in earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as non-interest income. When hedge accounting is discontinued on a fair value hedge that no longer qualifies as an effective hedge, the derivative continues to be reported at fair value in the Consolidated Statements of Condition, but the carrying amount of the hedged item is no longer adjusted for future changes in fair value. The adjustment to the carrying amount of the hedged item that existed at the date hedge accounting is discontinued is amortized over the remaining life of the hedged item into earnings.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the Consolidated Statements of Cash Flows the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the Consolidated Statements of Condition or to specific firm commitments or forecasted transactions. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminated, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

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

There were no stock options granted during the three months ended June 30, 2026. As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2026 and 2025. Service-based units vest ratably over a three- or five-year period. There were 98,934 service-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first six months of 2026.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. Additionally, the Company entered into Special Executive Retention Performance Restricted Stock Unit (the “Market-Based RSUs”) Award Agreements (the "Agreements") with our President and Chief Executive Officer and the Senior Executive Vice President of the Company and President of Private Wealth Management, to incentivize the executives to remain in the employ of the Company through December 31, 2028 and to reward them for achieving certain Company performance goals specified in the Agreements. The number of Market-Based RSUs issued upon vesting will range from 0% to 250% of the shares granted based on the 30-day average stock price of the Company measured at the end of each performance period. The fair value of Market Based RSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates. There were 133,354 performance-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first six months of 2026, of which 66,000 units were Market-Based RSUs.

Changes in non-vested shares dependent on performance criteria for the six months ended June 30, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	133,936	$30.37
Granted during 2026	133,354	41.78
Vested during 2026	(53,729)	30.96
Forfeited during 2026	—	—
Balance, June 30, 2026	213,561	$38.57

Changes in service-based restricted stock awards/units for the six months ended June 30, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	214,089	$31.37
Granted during 2026	98,934	33.18
Vested during 2026	(118,541)	31.26
Forfeited during 2026	(2,905)	30.96
Balance, June 30, 2026	191,577	$32.38

As of June 30, 2026, there was $11.8 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.28 years. Stock compensation expense recorded for the second quarters of 2026 and 2025 totaled $1.5 million and $1.2 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2026 and 2025 totaled $2.0 million and $2.8 million, respectively.

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

The Company did not issue performance-based phantom units in the first six months of 2026. The Company issued 106,490 service-based phantom units in the first six months of 2026. Service-based phantom units vest ratably over a three-year period.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at June 30, 2026 met the criteria to be treated under liability classification in accordance with Accounting Standards Codification ("ASC") 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statements of Condition. As of June 30, 2026, there was $13.1 million of unrecognized compensation costs related to non-vested phantom units. That cost is expected to be recognized over a weighted average period of 1.91 years. Stock compensation expense recorded for the second quarters of 2026 and 2025 totaled $3.2 million and $1.2 million, respectively. Stock compensation expense recorded for the six months ended June 30, 2026 and 2025 totaled $6.0 million and $2.9 million, respectively.

Employee Stock Purchase Plan (“ESPP”): The 2014 ESPP expired in April 2024 and was replaced by the 2024 ESPP, which was approved by shareholders on April 30, 2024 and allowed for the issuance of 150,000 shares.

The ESPP allows for the purchase of shares during four three-month "Offering Periods" of each calendar year. The Offering Periods end on March 31, June 30, September 30 and December 31 of each calendar year.

During each Offering Period, each participant is granted an option to purchase a number of shares and may contribute between one percent and 15 percent of their compensation. At the end of each Offering Period, the number of shares to be purchased by the employee is determined by dividing the employee’s contributions accumulated during the Offering Period by the applicable purchase price. The purchase price is an amount equal to 85 percent of the closing market price of a share of common stock on the purchase date. Participation in the ESPP is voluntary and employees can cancel their purchases at any time during the period without penalty. The fair value of each share purchase right is determined using the Black-Scholes option pricing model.

The Company recorded $54,000 in compensation and employee benefits expense for the three months ended June 30, 2026 related to ESPP, compared to $56,000 for the three months ended June 30, 2025. Total shares issued under the ESPP during the second quarters ended June 30, 2026 and 2025 were 10,051 and 9,693, respectively.

For the six months ended June 30, 2026 and 2025, the Company recorded $110,000 and $95,000 in compensation and employee benefits expense, respectively, related to the ESPP. Total shares issued under the ESPP during the first six months ended June 30, 2026 and 2025 were 21,064 and 16,808, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$15,972	$7,941	$30,125	$15,536
Less: Dividends on preferred stock	195	—	195	—
Net income available to common shareholders	$15,777	$7,941	$29,930	$15,536

Basic weighted average shares outstanding	17,717,883	17,704,110	17,652,229	17,657,771
Plus: common stock equivalents	907,525	69,127	561,676	141,324
Diluted weighted average shares outstanding	18,625,408	17,773,237	18,213,905	17,799,095
Net income per share
Basic	$0.89	$0.45	$1.70	$0.88
Diluted	0.86	0.45	1.65	0.87

For the three months ended June 30, 2026 and 2025, 66,000 and 186,691 restricted stock units, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. For the six months ended June 30, 2026 and 2025, 51,050 and 71,791 restricted stock units, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares are common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of June 30, 2026 and December 31, 2025 follows:

	June 30, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S treasuries	$9,944	$7	$(1)	$—	$9,950
U.S government-sponsored agencies	219,842	—	(33,524)	—	186,318
Mortgage-backed securities–residential	563,730	621	(36,905)	—	527,446
SBA pool securities	17,893	—	(2,240)	—	15,653
Corporate bond	13,000	262	(189)	—	13,073
Total securities available for sale	$824,409	$890	$(72,859)	$—	$752,440
Securities Held to Maturity:
U.S. government-sponsored agencies	$25,000	$—	$(1,083)	$—	$23,917
Mortgage-backed securities–residential	53,560	—	(7,597)	—	45,963
Total securities held to maturity	$78,560	$—	$(8,680)	$—	$69,880

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,833	$—	$(33,610)	$—	$211,223
Mortgage-backed securities–residential	561,794	3,551	(34,980)	—	530,365
SBA pool securities	19,345	—	(2,133)	—	17,212
Corporate bond	15,500	250	(347)	—	15,403
Total securities available for sale	$841,472	$3,801	$(71,070)	$—	$774,203
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,125)	$—	$38,875
Mortgage-backed securities–residential	55,862	23	(7,269)	—	48,616
Total securities held to maturity	$95,862	$23	$(8,394)	$—	$87,491

The following table presents a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the six months ended June 30, 2026 and June 30, 2025, respectively. There were no sales of securities for the three months ended June 30, 2026.

	Six Months Ended
(In thousands)	June 30, 2026	June 30, 2025
Proceeds from sales	$97,019	$53,182
Gross gains/(losses)	(81)	7
Net tax expense	22	(2)

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of June 30, 2026 and December 31, 2025.

	June 30, 2026
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. treasuries	$4,987	$(1)	$—	$—	$4,987	$(1)
U.S. government-sponsored agencies	—	—	186,318	(33,524)	186,318	(33,524)
Mortgage-backed securities residential	177,661	(1,887)	185,739	(35,018)	363,400	(36,905)
SBA pool securities	—	—	15,653	(2,240)	15,653	(2,240)
Corporate bond	—	—	7,311	(189)	7,311	(189)
Total securities available for sale	$182,648	$(1,888)	$395,021	$(70,971)	$577,669	$(72,859)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$23,917	$(1,083)	$23,917	$(1,083)
Mortgage-backed securities residential	4,287	(36)	41,676	(7,561)	45,963	(7,597)
Total securities held to maturity	$4,287	$(36)	$65,593	$(8,644)	$69,880	$(8,680)
Total securities	$186,935	$(1,924)	$460,614	$(79,615)	$647,549	$(81,539)

	December 31, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$211,223	$(33,610)	$211,223	$(33,610)
Mortgage-backed securities residential	42,035	(79)	205,749	(34,901)	247,784	(34,980)
SBA pool securities	—	—	17,212	(2,133)	17,212	(2,133)
Corporate bond	—	—	9,652	(347)	9,652	(347)
Total securities available for sale	$42,035	$(79)	$443,836	$(70,991)	$485,871	$(71,070)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$38,875	$(1,125)	$38,875	$(1,125)
Mortgage-backed securities residential	—	—	43,737	(7,269)	43,737	(7,269)
Total securities held to maturity	$—	$—	$82,612	$(8,394)	$82,612	$(8,394)
Total securities	$42,035	$(79)	$526,448	$(79,385)	$568,483	$(79,464)

Available for sale and held to maturity securities with a carrying value of $419.3 million and $76.6 million as of June 30, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. None of the pledged securities are encumbered.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at June 30, 2026. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three or six months ended June 30, 2026 or 2025, respectively.

The Company has an investment in a CRA investment fund with a fair value of $13.3 million at June 30, 2026. This investment is classified as an equity security on our Consolidated Statements of Condition. This security had a loss of $55,000 and a loss of

$139,000 for the three and six months ended June 30, 2026, respectively. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of June 30, 2026 and December 31, 2025, consisted of the following:

		% of		% of
	June 30,	Total	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Residential mortgage	$678,032	10.2%	$647,766	10.4%
Multifamily mortgage	1,804,380	27.0	1,862,592	29.8
Commercial mortgage	981,896	14.7	774,428	12.4
Commercial loans (including equipment financing)	2,932,967	44.0	2,721,447	43.5
Commercial construction	771	0.0	495	0.0
Home equity lines of credit	55,136	0.8	59,306	0.9
Consumer loans, including fixed rate home equity loans	220,961	3.3	187,360	3.0
Other loans	1,108	0.0	342	0.0
Total loans	$6,675,251	100.0%	$6,253,736	100.0%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of June 30, 2026 and December 31, 2025 are based on the CECL methodology:

		% of		% of
	June 30,	Total	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Primary residential mortgage	$667,771	10.0%	$632,890	10.1%
Junior lien loan on residence	57,467	0.9	61,420	1.0
Multifamily property	1,804,380	27.0	1,862,592	29.8
Owner-occupied commercial real estate	297,144	4.5	289,801	4.6
Investment commercial real estate	1,320,989	19.8	1,101,082	17.6
Commercial and industrial	1,988,934	29.8	1,823,557	29.2
Lease financing	287,212	4.3	266,038	4.3
Construction	21,466	0.3	24,959	0.4
Consumer and other	227,391	3.4	189,633	3.0
Total loans	6,672,754	100.0%	6,251,972	100.0%
Net deferred costs	2,497		1,764
Total loans including net deferred costs	$6,675,251		$6,253,736

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of June 30, 2026 and December 31, 2025:

		June 30, 2026
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,097	$3,097	$—
Junior lien loan on residence	103	103	—
Multifamily property	22,620	42,571	3,300
Investment commercial real estate	9,564	9,564	—
Commercial and industrial	2,963	12,619	—
Consumer and other	—	80	—
Total	$38,347	$68,034	$3,300

		December 31, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,573	$2,573	$—
Junior lien loan on residence	106	106	—
Multifamily property	14,671	31,343	—
Investment commercial real estate	9,628	11,557	—
Commercial and industrial	8,973	22,641	—
Lease financing	23	23	—
Total	$35,974	$68,243	$—

The following tables present the aging of the recorded investment in past due loans as of June 30, 2026 and December 31, 2025 by class of loans, excluding nonaccrual loans:

	June 30, 2026
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,210	$275	$—	$1,485
Multifamily property	9,071	20,768	3,300	33,139
Commercial and industrial	5,564	11,192	—	16,756
Total	$15,845	$32,235	$3,300	$51,380

	December 31, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$7,121	$799	$—	$7,920
Junior lien on residence	—	64	—	64
Multifamily property	4,642	9,576	—	14,218
Commercial and industrial	4,228	125	—	4,353
Total	$15,991	$10,564	$—	$26,555

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of June 30, 2026 and December 31, 2025 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of June 30, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$81,333	$77,261	$66,180	$77,999	$95,946	$257,403	$—	$7,549	$663,671
Special mention	—	—	—	348	—	—	—	—	348
Substandard	—	—	—	1,309	1,404	1,039	—	—	3,752
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	81,333	77,261	66,180	79,656	97,350	258,442	—	7,549	667,771
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Junior lien loan on residence:
Pass	—	—	—	388	892	552	49,091	6,441	57,364
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	19	84	103
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	—	388	892	552	49,110	6,525	57,467
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	83,556	227,317	21,248	43,259	408,553	908,385	—	44,391	1,736,709
Special mention	—	—	—	—	3,374	21,726	—	—	25,100
Substandard	—	—	—	—	—	42,571	—	—	42,571
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	83,556	227,317	21,248	43,259	411,927	972,682	—	44,391	1,804,380
Current period gross charge-offs	—	—	—	—	—	8,298	—	—	8,298

Owner-occupied commercial real estate:
Pass	24,218	60,723	31,531	3,973	20,713	132,230	12,218	9,736	295,342
Special mention	—	—	—	—	—	—	500	—	500
Substandard	—	—	—	—	—	1,302	—	—	1,302
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	24,218	60,723	31,531	3,973	20,713	133,532	12,718	9,736	297,144
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	289,658	281,431	39,853	98,015	95,253	427,274	29,561	28,467	1,289,512
Special mention	—	—	—	—	21,269	644	—	—	21,913
Substandard	—	—	—	—	9,564	—	—	—	9,564
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	289,658	281,431	39,853	98,015	126,086	427,918	29,561	28,467	1,320,989
Current period gross charge-offs	—	—	—	—	—	994	—	—	994

Commercial and industrial:
Pass	272,967	425,519	231,959	52,941	84,906	76,358	756,848	35,124	1,936,622
Special mention	—	—	146	790	—	5,894	—	5,141	11,971
Substandard	217	1,876	10,550	1,249	—	779	11,794	13,876	40,341
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	273,184	427,395	242,655	54,980	84,906	83,031	768,642	54,141	1,988,934
Current period gross charge-offs	—	345	—	7,810	—	—	—	—	8,155

Lease financing:
Pass	54,392	97,392	34,693	28,716	26,315	45,704	—	—	287,212
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	54,392	97,392	34,693	28,716	26,315	45,704	—	—	287,212
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	5,500	—	—	—	—	13,452	2,514	21,466
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	5,500	—	—	—	—	13,452	2,514	21,466
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	61,887	104,294	—	—	—	2,674	52,870	5,586	227,311
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	80	—	80
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	61,887	104,294	—	—	—	2,674	52,950	5,586	227,391
Current period gross charge-offs	—	—	—	—	—	—	—	14	14

Total:

	Grade as of June 30, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Pass	868,011	1,279,437	425,464	305,291	732,578	1,850,580	914,040	139,808	6,515,209
Special mention	—	—	146	1,138	24,643	28,264	500	5,141	59,832
Substandard	217	1,876	10,550	2,558	10,968	45,691	11,893	13,960	97,713
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$868,228	$1,281,313	$436,160	$308,987	$768,189	$1,924,535	$926,433	$158,909	$6,672,754
Total Current Period Gross Charge-offs	$—	$345	$—	$7,810	$—	$9,293	$—	$14	$17,462

	Grade as of December 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$85,591	$71,744	$84,353	$100,859	$65,826	$213,686	$—	$7,595	$629,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,341	725	—	1,170	—	—	3,236
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	85,591	71,744	85,694	101,584	65,826	214,856	—	7,595	632,890
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	456	966	53	640	53,187	6,013	61,315
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	104	1	105
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	456	966	53	640	53,291	6,014	61,420
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	228,337	23,563	50,982	404,551	582,573	457,032	525	44,575	1,792,138
Special mention	—	—	—	—	9,577	4,510	—	—	14,087
Substandard	—	—	—	11,888	14,337	30,142	—	—	56,367
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	228,337	23,563	50,982	416,439	606,487	491,684	525	44,575	1,862,592
Current period gross charge-offs	—	—	—	6,724	—	6,267	—	—	12,991

Owner-occupied commercial real estate:
Pass	66,950	31,903	4,051	21,019	42,915	95,725	15,980	9,947	288,490
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,311	—	—	1,311
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	66,950	31,903	4,051	21,019	42,915	97,036	15,980	9,947	289,801
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	282,992	40,256	99,050	127,401	70,298	386,318	21,975	35,928	1,064,218
Special mention	—	—	—	22,030	—	3,277	—	—	25,307
Substandard	—	—	—	9,628	—	1,929	—	—	11,557
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	282,992	40,256	99,050	159,059	70,298	391,524	21,975	35,928	1,101,082
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	474,578	299,802	71,416	95,215	92,549	11,815	694,850	25,386	1,765,611
Special mention	—	—	935	—	6,870	647	3,000	181	11,633
Substandard	—	10,234	1,249	—	120	2,377	19,634	12,699	46,313
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	474,578	310,036	73,600	95,215	99,539	14,839	717,484	38,266	1,823,557
Current period gross charge-offs	—	232	2,517	11,087	—	44	—	—	13,880

Lease financing:
Pass	103,440	38,742	31,353	29,541	38,229	23,992	718	—	266,015
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	103,440	38,742	31,353	29,541	38,229	24,015	718	—	266,038
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	5,500	—	—	—	—	—	19,459	—	24,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	5,500	—	—	—	—	—	19,459	—	24,959
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Current period gross charge-offs	—	—	—	—	—	4	—	33	37

Total:
Pass	1,388,211	506,010	341,661	779,552	892,592	1,191,831	850,111	132,065	6,082,033
Special mention	—	—	935	22,030	16,447	8,434	3,000	181	51,027
Substandard	—	10,234	2,590	22,241	14,457	36,952	19,738	12,700	118,912
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,388,211	$516,244	$345,186	$823,823	$923,496	$1,237,217	$872,849	$144,946	$6,251,972
Total Current Period Gross Charge-offs	$—	$232	$2,517	$17,811	$—	$6,315	$—	$33	$26,908

At June 30, 2026, $68.0 million of substandard loans were individually evaluated, compared to $68.2 million at December 31, 2025. The decrease in substandard loans was driven by the upgrade of four multifamily loans totaling $22.7 million and the liquidation of one multifamily loan with a balance of $7.2 million, offset by the downgrade of five multifamily loans totaling $16.6 million during the six months ended June 30, 2026. The increase in special mention loans was primarily due to four multifamily loans with an outstanding balance of $23.8 million and three commercial loans with an outstanding balance of $2.3 million at June 30, 2026. This increase was partially offset by the sale of one multifamily loan of $8.3 million, the payoff of one investment commercial real estate loan of $2.6 million and the upgrade of one multifamily loan of $4.5 million.

Loan Modifications:

The Company will provide loan modifications, at its discretion, to assist borrowers that may be experiencing financial difficulty. Examples of changes provided in a loan modification may include payment deferrals that are more than insignificant, an extension of the note term, or a reduction in the interest rate on a note. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of June 30, 2026. The Company has not committed to lend additional amounts as of June 30, 2026 to customers with outstanding loans that are classified as modified loans.

There were seven loan modifications made during the first six months of 2026, which included two multifamily loans, two primary residential mortgages, and three commercial and industrial loans totaling $4.0 million, $430,000 and $2.3 million, respectively.

The following tables provide information related to the modifications completed during the three months ended June 30, 2026 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended
	June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$348	0.05%
Total	$348	0.05%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Three Months Ended
	June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$2,808	0.16%
Total	$2,808	0.16%

	Combination Significant Payment
	Term Extension
	Three Months Ended
	June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$117	0.01%
Total	$117	0.01%

The following tables provide information related to the modifications completed during the six months ended June 30, 2026 by pool segment and type of concession granted:

	Significant Payment Delay
	Six Months Ended June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$430	0.06%
Total	$430	0.06%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Six Months Ended June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$4,017	0.22%
Total	$4,017	0.22%

	Combination Significant Payment
	Delay and Term Extension
	Six Months Ended June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$2,216	0.11%
Total	$2,216	0.11%

	Term Extension
	Six Months Ended June 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$117	0.01%
Total	$117	0.01%

The following table provides information related to the modifications during the three months ended June 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended
	June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$38,563	2.15%
Total	$38,563	2.15%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Three Months Ended
	June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$41,432	2.31%
Commercial and industrial	92	0.01%
Total	$41,524	2.32%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Three Months Ended
	June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$2,889	0.16%
Total	$2,889	0.16%

The following table provides information related to the modifications during the six months ended June 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Six Months Ended June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$289	0.05%
Multifamily property	46,866	2.61%
Commercial and industrial	10,774	0.66%
Total	$57,929	3.32%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Six Months Ended June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$50,739	2.83%
Commercial and industrial	92	0.01%
Total	$50,831	2.84%

	Combination Significant Payment
	Delay and Term Extension
	Six Months Ended June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$416	0.03%
Total	$416	0.03%

	Combination Interest Rate Reduction
	Significant Payment Delay & Term Extension
	Six Months Ended June 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$2,889	0.16%
Total	$2,889	0.16%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of June 30, 2026:

	Payment Status at June 30, 2026
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$653	$82	$92
Multifamily property	31,908	—	2,329
Commercial and industrial	9,859	3,936	—
Total	$42,420	$4,018	$2,421

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of June 30, 2025:

	Payment Status at June 30, 2025
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$804	$112	$—
Multifamily property	92,190	8,303	—
Investment commercial real estate	17,753	—	—
Commercial and industrial	13,466	9,545	7,919
Total	$124,213	$17,960	$7,919

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2026:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2026
	Significant	Term
(Dollars in thousands)	Pay Delay	Extension
Primary residential mortgage	$480	$—
Multifamily property	2,329	—
Commercial and industrial	—	8,462
Total	$2,809	$8,462

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at June 30, 2025:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Six Months Ended June 30, 2025
		Interest Rate	Significant
		Reduction &	Pay Delay
	Significant	Significant	and Term
(Dollars in thousands)	Pay Delay	Pay Delay	Extension
Primary residential mortgage	$804	$—	$—
Multifamily property	8,303	9,307	—
Investment commercial real estate	—	—	17,753
Commercial and industrial	9,545	—	6,742
Total	$18,652	$9,307	$24,495

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $30.7 million at June 30, 2026 and $28.5 million at December 31, 2025.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of June 30, 2026 and December 31, 2025. The allowance was based on the CECL methodology.

	June 30, 2026
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$3,097	$—	$664,674	$5,717	$667,771	$5,717
Junior lien loan on residence	103	—	57,364	178	57,467	178
Multifamily property	42,571	1,818	1,761,809	8,572	1,804,380	10,390
Owner-occupied commercial real estate	—	—	297,144	3,421	297,144	3,421
Investment commercial real estate	9,564	—	1,311,425	15,584	1,320,989	15,584
Commercial and industrial	12,619	2,806	1,976,315	24,216	1,988,934	27,022
Lease financing	—	—	287,212	2,825	287,212	2,825
Construction	—	—	21,466	342	21,466	342
Consumer and other loans	80	80	227,311	3,608	227,391	3,688
Total ACL	$68,034	$4,704	$6,604,720	$64,463	$6,672,754	$69,167

	December 31, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,573	$—	$630,317	$5,328	$632,890	$5,328
Junior lien loan on residence	106	—	61,314	208	61,420	208
Multifamily property	31,343	3,574	1,831,249	8,884	1,862,592	12,458
Owner-occupied commercial real estate	—	—	289,801	3,630	289,801	3,630
Investment commercial real estate	11,557	994	1,089,525	12,993	1,101,082	13,987
Commercial and industrial	22,641	7,466	1,800,916	21,919	1,823,557	29,385
Lease financing	23	—	266,015	2,554	266,038	2,554
Construction	—	—	24,959	297	24,959	297
Consumer and other loans	—	—	189,633	3,192	189,633	3,192
Total ACL	$68,243	$12,034	$6,183,729	$59,005	$6,251,972	$71,039

Individually evaluated loans included nonaccrual loans of $68.0 million at June 30, 2026 and $68.2 million at December 31, 2025. Individually evaluated loans did not include any performing modified loans at June 30, 2026. An allowance of $355,000 was allocated to modified loans at June 30, 2026.

The allowance for credit losses was $69.2 million as of June 30, 2026, compared to $71.0 million at December 31, 2025. The decrease in the ACL was primarily driven by charge-offs of $17.5 million during the six months ended June 30, 2026. Charge-offs of $7.8 million were related to the liquidation of one commercial and industrial relationship with an additional $8.3 million associated with the sale of two multifamily loans. The commercial and industrial loan charge-off in the current period was tied to a specific provision recorded in previous periods. The decrease was partially offset by a provision for credit losses of $15.3 million driven by loan growth of $421.5 million for the six months ended June 30, 2026. The ACL as a percentage of loans was 1.04 percent at June 30, 2026, compared to 1.14 percent at December 31, 2025. The decrease in the ratio for the six months ended June 30, 2026 was primarily due to the above mentioned charge-offs.

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

The following tables present collateral dependent loans individually evaluated by segment as of June 30, 2026 and December 31, 2025:

	June 30, 2026
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$3,331	$3,097	$—	$3,022
Junior lien loan on residence (A)	116	103	—	104
Multifamily property (B)	23,611	22,620	—	22,080
Investment commercial real estate (C)	12,500	9,564	—	11,199
Commercial and industrial (A)(C)(D)	10,732	2,963	—	6,371
Total loans with no related allowance	$50,290	$38,347	$—	$42,776
With related allowance recorded:
Multifamily property (B)	$20,249	$19,951	$1,818	$11,176
Commercial and industrial (A)(C)(D)	10,095	9,656	2,806	9,754
Consumer and other loans (E)	80	80	80	13
Total loans with related allowance	$30,424	$29,687	$4,704	$20,943
Total loans individually evaluated	$80,714	$68,034	$4,704	$63,719

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Unsecured.

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and six months ended June 30, 2026 and 2025 was not material. The Company did not recognize any income on non-accruing loans for the three and six months ended June 30, 2026 and 2025.

The activity in the allowance for credit losses for the three months ended June 30, 2026 and June 30, 2025 is summarized below:

	April 1,				June 30,
	2026				2026
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$5,396	$(1)	$—	$322	$5,717
Junior lien loan on residence	195	—	—	(17)	178
Multifamily property	12,129	(4,760)	—	3,021	10,390
Owner-occupied commercial real estate	3,544	—	—	(123)	3,421
Investment commercial real estate	15,207	(994)	—	1,371	15,584
Commercial and industrial	24,312	(345)	230	2,825	27,022
Lease financing	2,544	—	—	281	2,825
Construction	209	—	—	133	342
Consumer and other loans	3,490	(2)	1	199	3,688
Total ACL	$67,026	$(6,102)	$231	$8,012	$69,167

(A) Provision to roll forward the ACL excludes provision of $76,000 for off-balance sheet commitments.

	April 1,				June 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,469	$—	$—	$359	$4,828
Junior lien loan on residence	195	—	—	14	209
Multifamily property	17,730	—	—	796	18,526
Owner-occupied commercial real estate	3,464	—	—	(210)	3,254
Investment commercial real estate	11,764	—	—	762	12,526
Commercial and industrial	32,980	—	24	4,541	37,545
Lease financing	1,816	—	—	388	2,204
Construction	158	—	—	32	190
Consumer and other loans	2,574	(20)	39	(105)	2,488
Total ACL	$75,150	$(20)	$63	$6,577	$81,770

(A) Provision to roll forward the ACL excludes a provision of $9,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the six months ended June 30, 2026 and June 30, 2025 is summarized below:

	January 1,				June 30,
	2026				2026
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$5,328	$(1)	$—	$390	$5,717
Junior lien loan on residence	208	—	—	(30)	178
Multifamily property	12,458	(8,298)	—	6,230	10,390
Owner-occupied commercial real estate	3,630	—	—	(209)	3,421
Investment commercial real estate	13,987	(994)	—	2,591	15,584
Commercial and industrial	29,385	(8,155)	255	5,537	27,022
Lease financing	2,554	—	—	271	2,825
Construction	297	—	—	45	342
Consumer and other loans	3,192	(14)	1	509	3,688
Total ACL	$71,039	$(17,462)	$256	$15,334	$69,167

(A) Provision to roll forward the ACL excludes a provision of $81,000 for off-balance sheet commitments.

	January 1,				June 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$430	$4,828
Junior lien loan on residence	180	—	—	29	209
Multifamily property	17,653	—	—	873	18,526
Owner-occupied commercial real estate	3,208	—	—	46	3,254
Investment commercial real estate	11,685	—	—	841	12,526
Commercial and industrial	33,075	(2,349)	48	6,771	37,545
Lease financing	1,488	—	—	716	2,204
Construction	121	—	—	69	190
Consumer and other loans	1,184	(31)	39	1,296	2,488
Total ACL	$72,992	$(2,380)	$87	$11,071	$81,770

(A) Provision to roll forward the ACL excludes a credit of $14,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the six months ended June 30, 2026 and 2025:

	January 1,
	2026		June 30,
	Beginning	Provision	2026
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$608	$81	$689
Total ACL	$608	$81	$689

	January 1,
	2025		June 30,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(14)	$677
Total ACL	$691	$(14)	$677

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $119.4 million and $138.1 million at June 30, 2026 and December 31, 2025, respectively. The Company had no brokered certificates of deposit at either June 30, 2026 or December 31, 2025.

The following table sets forth the details of total deposits as of June 30, 2026 and December 31, 2025:

	June 30,		December 31,
	2026		2025
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,624,244	23.0%	$1,428,745	21.7%
Interest-bearing checking (A)	3,497,096	49.6	3,448,497	52.3
Savings	111,710	1.6	105,123	1.6
Money market (B)	1,448,916	20.5	1,197,995	18.2
Certificates of deposit - retail	375,633	5.3	408,219	6.2
Certificates of deposit - listing service	—	—	400	0.0
Total deposits	7,057,599	100.0%	6,588,979	100.0%

(A)
Interest-bearing checking included $2.11 billion at June 30, 2026 and $1.98 billion at December 31, 2025 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.
(B)
Money market included $203.1 million at June 30, 2026 and $165.6 million at December 31, 2025 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of June 30, 2026, are as follows:

(In thousands)
2026	$265,929
2027	108,056
2028	622
2029	534
2030	337
2031 and later	155
Total	$375,633

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At June 30, 2026, the Company had $74.9 million of overnight borrowings at the FHLB at a rate of 3.94 percent. At December 31, 2025, the Company had $73.3 million of overnight borrowings at the FHLB at a rate of 3.96 percent. At June 30, 2026, unused short-term overnight borrowing capacity totaled $1.69 billion from the FHLB, $15.0 million from correspondent banks and $2.67 billion at the Federal Reserve Bank of New York. The Company maintains a blanket lien on eligible mortgage loans and securities to secure outstanding and potential future borrowings from both the FHLB and the Federal Reserve Bank of New York.

7. BUSINESS SEGMENTS

The Company has two reportable segments as determined by the Chief Financial Officer, who is the designated CODM, based upon information provided about the Company's products and services offered, primarily distinguished between banking and wealth management services provided by the Bank's wealth management division. They are also distinguished by the level of information provided to the CODM, who uses such information to review performance of various components of the business. The CODM evaluates the financial performance of the Company's business segments such as by evaluating revenue streams, significant expenses, and budget to actual results in assessing the performance of the Company's segments and in the determination of allocating resources. The CODM uses revenue streams to evaluate product pricing and significant expense to assess performance of each segment to evaluate compensation of certain employees. Segment pretax profit or loss is used to assess the performance of the banking segment, which includes monitoring net interest income. Segment pretax profit or loss is used to assess the performance of the Wealth Management Division, which includes monitoring wealth management fee income and AUM. Loans and investments primarily provide the revenues in the banking operation and wealth management fee income provide the revenues for the Wealth Management Division. Interest expense, provision for credit losses, payroll and premises and equipment contribute to the significant expenses in the banking segment, while payroll, occupancy, and trust expenses are the significant expenses in the Wealth Management Division. All operations of the Company are domestic.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30, 2026
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$63,362	$559	$63,921
Noninterest income	4,858	17,273	22,131
Total income	68,220	17,832	86,052

Provision for credit losses	8,088	—	8,088
Compensation and benefits	31,659	7,943	39,602
Premises and equipment expense	5,103	730	5,833
Depreciation expense	1,065	111	1,176
FDIC expense	1,495	—	1,495
Professional and legal fees	1,532	—	1,532
Trust department expense	—	1,189	1,189
Other operating expense	3,897	943	4,840
Total operating expense	52,839	10,916	63,755
Income before income tax expense	15,381	6,916	22,297
Income tax expense	4,290	2,035	6,325
Net income	$11,091	$4,881	$15,972

	Three Months Ended June 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$47,713	$577	$48,290
Noninterest income	5,347	16,104	21,451
Total income	53,060	16,681	69,741

Provision for credit losses	6,586	—	6,586
Compensation and employee benefits	28,540	7,521	36,061
Premises and equipment expense	4,890	716	5,606
Depreciation expense	912	123	1,035
FDIC insurance expense	1,045	—	1,045
Professional and legal fees	1,645	—	1,645
Trust department expense	—	1,092	1,092
Other operating expense	4,339	1,070	5,409
Total operating expense	47,957	10,522	58,479
Income before income tax expense	5,103	6,159	11,262
Income tax expense	1,496	1,825	3,321
Net income	$3,607	$4,334	$7,941

	Six Months Ended June 30, 2026
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$122,699	$1,118	$123,817
Noninterest income	10,890	33,838	44,728
Total income	133,589	34,956	168,545

Provision for credit losses	15,415	—	15,415
Compensation and employee benefits	64,398	14,569	78,967
Premises and equipment expense	10,118	1,403	11,521
Depreciation expense	2,123	223	2,346
FDIC insurance expense	2,883	—	2,883
Professional and legal fees	3,069	17	3,086
Trust department expense	—	2,369	2,369
Other operating expense	8,122	1,813	9,935
Total operating expense	106,128	20,394	126,522
Income before income tax expense	27,461	14,562	42,023
Income tax expense	7,775	4,123	11,898
Net income	$19,686	$10,439	$30,125

Total assets at period end	$7,749,820	$220,473	$7,970,293

	Six Months Ended June 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$92,624	$1,171	$93,795
Noninterest income	8,617	31,688	40,305
Total income	101,241	32,859	134,100

Provision for credit losses	11,057	—	11,057
Compensation and employee benefits	57,715	14,225	71,940
Premises and equipment expense	9,495	1,379	10,874
Depreciation expense	1,677	244	1,921
FDIC insurance expense	1,900	—	1,900
Professional and legal fees	2,835	—	2,835
Trust department expense	—	2,135	2,135
Other operating expense	7,551	2,177	9,728
Total operating expense	92,230	20,160	112,390
Income before income tax expense	9,011	12,699	21,710
Income tax expense	2,563	3,611	6,174
Net income	$6,448	$9,088	$15,536

Total assets at period end	$7,056,456	$144,217	$7,200,673

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of June 30, 2026.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. treasuries	$9,950	$—	$9,950	$—
U.S. government-sponsored agencies	186,318	—	186,318	—
Mortgage-backed securities-residential	527,446	—	527,446	—
SBA pool securities	15,653	—	15,653	—
Corporate bond	13,073	—	13,073	—
CRA investment fund	13,320	13,320	—	—
Derivatives:
Cash flow hedges	3,504	—	3,504	—
Loan level swaps	9,208	—	9,208	—
Total	$778,472	$13,320	$765,152	$—

Liabilities:
Derivatives:
Loan level swaps	9,208	—	9,208	—
Total	$9,208	$—	$9,208	$—

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$211,223	$—	$211,223	$—
Mortgage-backed securities-residential	530,365	—	530,365	—
SBA pool securities	17,212	—	17,212	—
Corporate bond	15,403	—	15,403	—
CRA investment fund	13,459	13,459	—	—
Derivatives:
Cash flow hedges	2,441	—	2,441	—
Loan level swaps	8,376	—	8,376	—
Total	$798,479	$13,459	$785,020	$—

Liabilities:
Derivatives:
Cash flow hedges	$12	$—	$12	$—
Loan level swaps	8,376	—	8,376	—
Total	$8,388	$—	$8,388	$—

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of June 30, 2026 and December 31, 2025.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	June 30, 2026	December 31, 2025
Residential loans contractual balance	$1,184	$445
Fair value adjustment	18	5
Total fair value of residential loans held for sale	$1,202	$450

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily	$18,133	$—	$—	$18,133
Commercial and industrial	6,850	—	—	6,850

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$13,098	$—	$—	$13,098
Investment commercial real estate	935	—	—	935
Commercial and industrial	6,575	—	—	6,575

The carrying amounts and estimated fair values of financial instruments at June 30, 2026 are as follows:

		Fair Value Measurements at June 30, 2026 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$253,894	$253,894	$—	$—	$253,894
Securities available for sale	752,440	—	752,440	—	752,440
Securities held to maturity	78,560	—	69,880	—	69,880
CRA investment fund	13,320	13,320	—	—	13,320
FHLB and FRB stock	12,931	—	—	—	N/A
Loans held for sale, at fair value	1,202	—	1,202	—	1,202
Loans held for sale, at lower of cost or fair value	2,176	—	2,406	—	2,406
Loans, net of allowance for credit losses	6,606,084	—	—	6,509,173	6,509,173
Accrued interest receivable	34,060	—	3,390	30,670	34,060
Accrued interest receivable loan level swaps (A)	374	—	374	—	374
Cash flow hedges	3,504	—	3,504	—	3,504
Loan level swaps	8,834	—	8,834	—	8,834
Financial liabilities
Deposits	$7,057,599	$6,681,966	$373,267	$—	$7,055,233
Short-term borrowings	74,854	—	74,854	—	74,854
Accrued interest payable	5,252	4,643	609	—	5,252
Accrued interest payable loan level swaps (B)	374	—	374	—	374
Loan level swap	8,834	—	8,834	—	8,834
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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended June 30,
(In thousands)	2026	2025
Service charges on deposits
Overdraft fees	$109	$109
Interchange income	299	265
Other	982	820
Wealth management fees (A)	17,220	15,943
Loss on sale of property	—	(6)
Gain on lease termination	—	875
Corporate advisory fee income	34	30
Other (B)	3,487	3,415
Total noninterest other income	$22,131	$21,451

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Service charges on deposits
Overdraft fees	$206	$215
Interchange income	557	500
Other	1,986	1,591
Wealth management fees (A)	33,723	31,378
Loss on sale of property	—	(6)
Gain on lease termination	—	875
Corporate advisory fee income	103	120
Other (B)	8,153	5,632
Total noninterest other income	$44,728	$40,305

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following tables present the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended June 30,			For the Three Months Ended June 30,
	2026			2025
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$109	$—	$109	$109	$—	$109
Interchange income	299	—	299	265	—	265
Other	982	—	982	820	—	820
Wealth management fees (A)	—	17,220	17,220	—	15,943	15,943
Loss on sale of property	—	—	—	(6)	—	(6)
Gain on lease termination	—	—	—	875	—	875
Corporate advisory fee income	34	—	34	30	—	30
Other (B)	3,434	53	3,487	3,254	161	3,415
Total noninterest income	$4,858	$17,273	$22,131	$5,347	$16,104	$21,451

	For the Six Months Ended June 30,			For the Six Months Ended June 30,
	2026			2025
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$206	$—	$206	$215	$—	$215
Interchange income	557	—	557	500	—	500
Other	1,986	—	1,986	1,591	—	1,591
Wealth management fees (A)	—	33,723	33,723	—	31,378	31,378
Loss on sale of property	—	—	—	(6)	—	(6)
Gain on lease termination	—	—	—	875	—	875
Corporate advisory fee income	103	—	103	120	—	120
Other (B)	8,038	115	8,153	5,322	310	5,632
Total noninterest income	$10,890	$33,838	$44,728	$8,617	$31,688	$40,305

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented gross of cardholder rewards. Cardholder rewards are included in other expenses in the statement of income. Cardholder rewards reduced interchange income for the second quarter of 2026 by $20,000 and by $13,000 for the same quarter in 2025. Cardholder rewards reduced interchange income for the six months ended June 30, 2026 by $36,000 and by $24,000 for the same period in 2025.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended June 30, 2026 and 2025:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2026	Reclassifications	Income/(Loss)	2026	2026
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(51,846)	$(462)	$—	$(462)	$(52,308)

Gain/(loss) on cash flow hedges	2,217	330	—	330	2,547

Accumulated other comprehensive gain/(loss), net of tax	$(49,629)	$(132)	$—	$(132)	$(49,761)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Three Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	April 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(61,525)	$3,323	$(5)	$3,318	$(58,207)

Gain/(loss) on cash flow hedges	3,808	(1,182)	—	(1,182)	2,626

Accumulated other comprehensive gain/(loss), net of tax	$(57,717)	$2,141	$(5)	$2,136	$(55,581)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
(In thousands)	2026	2025	Affected Line Item in Income Statement
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$—	$(7)	Securities gains/(losses)
Tax effect	—	2	Income tax expense
Total reclassifications, net of tax	$—	$(5)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the six months ended June 30, 2026 and 2025:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2026	Reclassifications	Income/(Loss)	2026	2026
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(49,319)	$(3,041)	$52	$(2,989)	$(52,308)

Gain/(loss) on cash flow hedges	1,758	789	—	789	2,547

Accumulated other comprehensive gain/(loss), net of tax	$(47,561)	$(2,252)	$52	$(2,200)	$(49,761)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Six Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	June 30,	June 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$13,946	$(5)	$13,941	$(58,207)

Gain/(loss) on cash flow hedges	5,737	(3,111)	—	(3,111)	2,626

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$10,835	$(5)	$10,830	$(55,581)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
(In thousands)	2026	2025	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$81	$(7)	Securities gains/(losses)
Tax effect	(29)	2	Income tax expense
Total reclassifications, net of tax	$52	$(5)

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with a notional amount of $280.0 million at June 30, 2026 and $305.0 million at December 31, 2025 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of June 30, 2026, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of June 30, 2026 and December 31, 2025:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amount	$280,000	$305,000
Weighted average pay rate	2.03%	2.17%
Weighted average receive rate	2.80%	3.10%
Weighted average maturity	0.99 years	1.39 years
Unrealized gain/(loss), net	$3,504	$2,429

Number of contracts	11	12

	June 30, 2026
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$280,000	$3,504
Total included in other assets	$280,000	3,504
Total included in other liabilities	—	—

	December 31, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$2,429
Total included in other assets	280,000	2,441
Total included in other liabilities	25,000	(12)

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and six months ended June 30, 2026 and 2025:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$441	$(1,633)	$1,075	$(4,186)

Net interest income recorded on these swap transactions totaled $533,000 and $1.1 million for the three and six months ended June 30, 2026, respectively. Net interest income recorded on these swap transactions totaled $1.1 million and $2.1 million for the three and six months ended June 30, 2025, respectively. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $374,000 and $541,000 at June 30, 2026 and December 31, 2025, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Notional amount	$405,893	$429,286
Fair value	$(8,834)	$(7,835)
Weighted average pay rates	4.25%	4.12%
Weighted average receive rates	5.18%	5.37%
Weighted average maturity	2.99 years	3.02 years

Number of contracts	50	53

12. PREFERRED STOCK

In March 2026, the Company issued 30,000 shares of Series B Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in a private placement, raising $30.0 million in capital. Under the related purchase agreement, the Company had the ability to issue, at its sole discretion, up to 20,000 additional shares for $20.0 million through December 31, 2027. On July 24, 2026, the Company issued the remaining 20,000 shares for $20.0 million. The Series B Preferred Stock is convertible into common stock at the option of the holder on or after the five-year anniversary of the applicable issue date or in connection with a change in control, subject to applicable terms and conditions. Subject to customary anti-dilution adjustments, conversion occurs at a rate of 26.3157 shares of common stock for each share of Series B Preferred Stock held. The Series B Preferred Stock carries a dividend rate of 6.00 percent per annum, is non-callable for the first five years, but may thereafter be redeemed by the Company, subject to applicable terms, conditions and regulatory approvals. These securities qualify as Tier 1 Capital for purposes of calculating regulatory capital ratios.

13. SUBORDINATED DEBT

In December 2020, the Company issued $100.0 million in aggregate principal amount of fixed-to-floating subordinated notes (the “2020 Notes”) to certain institutional investors. The 2020 Notes were non-callable for five years, had a stated maturity of December 22, 2030, and had a fixed interest rate of 3.50 percent until December 22, 2025. After December 23, 2025, the interest rate would have reset quarterly to a level equal to the then current three-month SOFR plus 326 basis points, payable quarterly in arrears. The Company fully redeemed the 2020 Notes plus $1.2 million in unpaid interest on March 2, 2026. The remaining net issuance costs of $938,000 were written off during the quarter ended March 31, 2026.

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of June 30, 2026, the Company's operating lease ROU asset and operating lease liability totaled $38.1 million and $41.5 million, respectively. As of December 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $39.9 million and $43.3 million, respectively. Weighted average discount rates of 4.39 percent and 4.44 percent were used in the measurement of the ROU asset and lease liability at June 30, 2026 and December 31, 2025, respectively.

The Company's leases have remaining lease terms between six months to 11 years, with a weighted average lease term of 8.20 years at June 30, 2026. The Company's leases had remaining lease terms between six months to 11 years, with a weighted average lease term of 8.47 years at December 31, 2025. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.7 million and $1.6 million for three months ended June 30, 2026 and 2025, respectively. The variable lease costs were $132,000 and $123,000 for the three months ended June 30, 2026 and 2025, respectively.

Total operating lease costs were $3.4 million and $3.3 million for the six months ended June 30, 2026 and 2025, respectively. The variable lease costs were $263,000 and $242,000 for the six months ended June 30, 2026 and 2025, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of June 30, 2026:

(In thousands)
2026	$3,423
2027	6,513
2028	6,098
2029	5,796
2030	5,873
Thereafter	22,233
Total lease payments	49,936
Less: imputed interest	8,443
Total present value of lease payments	$41,493

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Six Months Ended June 30,
(In thousands)	2026	2025
Right-of-use asset obtained in exchange for lease obligation	$1,304	$365
Operating cash flows from operating leases	3,361	3,045
Operating cash flows from direct finance leases	24	27
Financing cash flows from direct finance leases	70	70

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

In November 2024, the FASB issued ASU 2024-03, Income Statement (Subtopic 220-40) – Reporting Comprehensive Income – Expense Disaggregation Disclosures. The amendments in this update improve the disclosures about a public business entity's expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions. The new guidance is effective for public business entities for annual periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027. Early adoption is permitted and is effective on either a prospective or retrospective basis. The Company is currently assessing the impact of this guidance on its consolidated financial statement disclosures.

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

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments - Credit Losses (Topic 326): Purchased Loans." The pronouncement amends the guidance on the accounting for certain purchased loans. The new guidance makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model. The amendments in ASU 2025-08 apply prospectively and will be effective for the Company beginning January 1, 2027, with early adoption permitted, and is not expected to have a material impact on the Company's consolidated financial statements.

In November 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements." The pronouncement is intended to provide clarity about the current interim reporting requirements, provides a list of the interim disclosures required by all other Codification topics and establishes a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 will be effective for the Company beginning January 1, 2028, with early adoption permitted, and is not expected to have a material impact on the Company's consolidated financial statements.

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
•
declines in the value of our investment portfolio;
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
•
declines in real estate values within our market areas;
•
legislative and regulatory actions (including the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, Basel III and related regulations) that may result in increased compliance costs;
•
the imposition of tariffs or other domestic or international governmental policies, trade restrictions and retaliatory measures impacting our borrowers and the broader economy;
•
the impact of any federal government shutdown, debt ceiling impasses or fiscal uncertainty;
•
the failure to maintain current technologies and/or to successfully implement future information technology enhancements and the operational risks associated with the adoption of artificial intelligence and other emerging technologies;
•
risks associated with cybersecurity threats, data breaches, ransomware attacks, or other failures in our operational or security systems and infrastructure, including the risks arising from our dependence on third-party service providers and vendors;
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
•
our inability to attract and retain key employees;
•
demand for loans and deposits in our market areas;
•
adverse changes in securities markets;
•
changes in New York City rent regulation and real estate tax laws;
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

EXECUTIVE SUMMARY: The following tables present certain key aspects of our performance for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2026	2025	2026 vs 2025
Results of Operations:
Interest income	$100,210	$89,651	$10,559
Interest expense	36,289	41,361	(5,072)
Net interest income	63,921	48,290	15,631
Wealth management fee income	17,220	15,943	1,277
Other income	4,911	5,508	(597)
Total other income	22,131	21,451	680

Total revenue	86,052	69,741	16,311

Operating expenses	55,667	51,893	3,774
Pretax income before provision for credit losses	30,385	17,848	12,537
Provision for credit losses	8,088	6,586	1,502
Pretax income	22,297	11,262	11,035
Income tax expense	6,325	3,321	3,004
Net income	15,972	7,941	8,031
Dividends on preferred stock	195	—	195
Net income available to common shareholders	$15,777	$7,941	$7,836

Diluted average shares outstanding	18,625,408	17,773,237	852,171

Diluted earnings per share	$0.86	$0.45	$0.41

Return on average assets annualized ("ROAA")	0.81%	0.45%	0.36%
Return on average common equity annualized ("ROAE")	8.94	5.11	3.83

	For the Six Months Ended June 30,		Change
(Dollars in thousands, except per share data)	2026	2025	2026 vs 2025
Results of Operations:
Interest income	$195,259	$175,996	$19,263
Interest expense	71,442	82,201	(10,759)
Net interest income	123,817	93,795	30,022
Wealth management fee income	33,723	31,378	2,345
Other income	11,005	8,927	2,078
Total other income	44,728	40,305	4,423

Total revenue	168,545	134,100	34,445

Operating expenses	111,107	101,333	9,774
Pretax income before provision for credit losses	57,438	32,767	24,671
Provision for credit losses	15,415	11,057	4,358
Pretax income	42,023	21,710	20,313
Income tax expense	11,898	6,174	5,724
Net income	30,125	15,536	14,589
Dividends on preferred stock	195	—	195
Net income available to common shareholders	$29,930	$15,536	$14,394

Diluted average shares outstanding	18,213,905	17,799,095	414,810

Diluted earnings per share	$1.65	$0.87	$0.78

Return on average assets annualized (ROAA)	0.78%	0.44%	0.34%
Return on average common equity annualized (ROAE)	8.73	5.04	3.69

	June 30,	December 31,	Change
	2026	2025	2026 vs 2025
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	11.88%	12.68%	(0.80)%
Tier I leverage ratio	9.13	8.87	0.26
Loans to deposits	94.58	94.91	(0.33)
Allowance for credit losses to total loans	1.04	1.14	(0.10)
Allowance for credit losses to nonperforming loans	96.96	104.10	(7.14)
Nonperforming loans to total loans	1.07	1.09	(0.02)

For the quarter ended June 30, 2026, the Company recorded total revenue of $86.1 million, pretax income of $22.3 million, net income available to common shareholders of $15.8 million and diluted earnings per share of $0.86, compared to revenue of $69.7 million, pretax income of $11.3 million, net income available to common shareholders of $7.9 million and diluted earnings per share of $0.45 for the same period last year.

The increase in net income for the second quarter of 2026 was primarily due to higher net interest income of $15.6 million partially offset by increases in operating expenses and provision for credit losses. The increase in operating expenses was principally attributable to the strategic addition of new employees related to the Company's expansion into New York City and Long Island and the expansion of the equipment financing team, increased health insurance costs and annual merit increases. The implementation of our strategy, including our metro New York City expansion, continues to deliver lower-cost core deposit relationships resulting in consistent improvement in our cost of funds and net interest margin. During the second quarter of 2026, deposits grew $230.8 million, which included $79.7 million in noninterest-bearing demand deposits. Net interest margin improved to 3.32 percent for the second quarter of 2026 as compared to 2.77 percent for the same period in 2025. Wealth management fee income continues to be a consistent and steady revenue stream for the Company and represented 20 percent of total revenue for the second quarter of 2026.

For the six months ended June 30, 2026, the Company recorded total revenue of $168.5 million, pretax income of $42.0 million, net income available to common shareholders of $29.9 million and diluted earnings per share of $1.65 compared to revenue of $134.1 million, pretax income of $21.7 million, net income available to common shareholders of $15.5 million and diluted earnings per share of $0.87 for the same period in 2025.

The increase in total revenue was primarily driven by strong net interest income growth due to improvements in yield on average interest earning assets (primarily due to growth in commercial and commercial mortgage loans) and cost on average interest-bearing liabilities. The Company has seen positive momentum in net interest margin, which increased to 3.29 percent for the first six months of 2026 as compared to 2.73 percent for the same period in 2025. Both wealth management fee income and other income also contributed to growth in revenue with increases of $2.3 million and $2.1 million for the six months ended June 30, 2026, respectively. Net income for the six months ended June 30, 2026 was impacted by increased operating expenses, principally attributable to the addition of new employees related to the Company's expansion into New York City and Long Island and the expansion of the equipment financing team, increased health insurance costs and annual merit increases.

OFF-BALANCE SHEET ARRANGEMENTS: For a discussion of our off-balance sheet arrangements, see the information set forth in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.”

NET INTEREST INCOME (“NII”) / NET INTEREST MARGIN (“NIM”) / AVERAGE BALANCE SHEETS:

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

Outstanding loan balances are the primary driver of the yields on interest-earning assets. The following tables summarize the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	June 30,	June 30,
(In thousands)	2026	2025
Residential mortgage loans originated for portfolio	$52,253	$34,990
Residential mortgage loans originated for sale	4,792	1,712
Total residential mortgage loans	57,045	36,702

Commercial real estate loans	136,077	24,086
Multifamily	46,500	73,350
C&I loans (A) (B)	383,129	200,671
Small business administration	—	7,090
Wealth lines of credit (A)	23,255	2,400
Total commercial loans	588,961	307,597

Installment loans	26,844	8,164
Home equity lines of credit (A)	4,369	5,154
Total loans closed	$677,219	$357,617

	For the Six Months Ended
	June 30,	June 30,
(In thousands)	2026	2025
Residential mortgage loans originated for portfolio	$81,629	$60,147
Residential mortgage loans originated for sale	9,472	5,786
Total residential mortgage loans	91,101	65,933

Commercial real estate loans	274,647	71,366
Multifamily	78,325	80,150
C&I loans (A) (B)	657,398	457,953
Small business administration	11,445	13,018
Wealth lines of credit (A)	28,480	12,300
Total commercial loans	1,050,295	634,787

Installment loans	57,015	85,105
Home equity lines of credit (A)	11,007	9,959
Total loans closed	$1,209,418	$795,784

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Residential mortgage, commercial real estate, C&I and wealth lines of credit loan originations increased by $20.3 million, $112.0 million, $182.5 million, and $20.9 million, respectively, for the three months ended June 30, 2026, as compared to the same period in 2025. Residential mortgage, commercial real estate, C&I and wealth lines of credit loan originations increased by $25.2 million, $203.3 million, $199.4 million, and $16.2 million, respectively, for the six months ended June 30, 2026 as compared to the same period in 2025. Loan growth for both periods was driven primarily by strategic business development initiatives, including the hiring of a new head of commercial real estate and the Company's expansion into the New York City and Long Island markets, along with continued customer demand across key lending categories.

At June 30, 2026, December 31, 2025 and June 30, 2025, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	June 30,	December 31,	June 30,
	2026	2025	2025
Multifamily real estate loans as a percent of total regulatory capital of the Bank	233%	231%	228%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	170	136	127

Total CRE concentration	403%	367%	355%

Total CRE concentration increased to 403 percent of the Bank's total regulatory capital at June 30, 2026 from 367 percent at December 31, 2025. The increase was primarily attributable to growth in non-owner occupied commercial real estate lending, reflecting increased loan originations resulting from the Company's strategic business development initiatives, including the hiring of a new head of commercial real estate partially offset by growth in the Bank's regulatory capital. Total CRE concentration as a percentage of regulatory capital is monitored by Management. Management believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	June 30, 2026			June 30, 2025
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$902,433	$6,947	3.08%	$1,037,598	$8,370	3.23%
Loans (B) (C):
Residential mortgages	674,171	8,121	4.82	640,955	7,138	4.45
Commercial mortgages	2,728,178	33,116	4.87	2,426,318	27,392	4.52
Commercial	2,854,290	45,245	6.34	2,539,929	42,015	6.62
Commercial construction	746	12	6.45	—	—	—
Installment	219,354	3,457	6.32	140,133	2,403	6.86
Home equity	57,084	973	6.84	50,613	946	7.48
Other	1,079	4	1.49	348	5	5.75
Total loans	6,534,902	90,928	5.58	5,798,296	79,899	5.51
Interest-earning deposits	321,314	2,550	3.18	183,584	1,618	3.53
Total interest-earning assets	7,758,649	100,425	5.19%	7,019,478	89,887	5.12%
Noninterest-earning assets:
Cash and due from banks	7,865			8,237
Allowance for credit losses	(66,991)			(76,811)
Premises and equipment	40,188			35,501
Other assets	131,214			130,550
Total noninterest-earning assets	112,276			97,477
Total assets	$7,870,925			$7,116,955
LIABILITIES:
Interest-bearing deposits:
Checking	$3,810,661	$25,306	2.66%	$3,558,108	$29,116	3.27%
Money market accounts	1,194,874	7,665	2.57	950,891	6,544	2.75
Savings	112,263	205	0.73	104,114	147	0.56
Certificates of deposit - retail	396,342	2,947	2.98	447,422	4,002	3.58
Subtotal interest-bearing deposits	5,514,140	36,123	2.63	5,060,535	39,809	3.15
Interest-bearing demand - brokered	—	—	—	9,121	110	4.82
Total interest-bearing deposits	5,514,140	36,123	2.63	5,069,656	39,919	3.15
FHLB advances and borrowings	15,087	154	4.09	44,656	505	4.52
Finance lease liabilities	1,118	12	4.31	1,283	13	4.05
Subordinated debt	—	—	—	98,905	924	3.74
Total interest-bearing liabilities	5,530,345	36,289	2.63%	5,214,500	41,361	3.17%
Noninterest-bearing liabilities:
Demand deposits	1,528,479			1,172,535
Accrued expenses and other liabilities	106,295			108,020
Total noninterest-bearing liabilities	1,634,774			1,280,555
Shareholders’ equity	705,806			621,900
Total liabilities and shareholders’ equity	$7,870,925			$7,116,955
Net interest income (tax-equivalent basis)		$64,136			$48,526
Net interest spread			2.56%			1.95%
Net interest margin (D)			3.32%			2.77%
Tax equivalent adjustment		$(215)			$(236)
Net interest income		$63,921			$48,290
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Six Months Ended

	June 30, 2026			June 30, 2025
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$918,169	$14,073	3.07%	$1,034,942	$16,583	3.20%
Tax-exempt (A) (B)	—	—	—	—	—	—
Loans (B) (C):
Residential mortgages	665,493	16,079	4.83	629,136	13,808	4.39
Commercial mortgages	2,703,324	64,667	4.82	2,405,546	53,571	4.45
Commercial	2,814,233	88,603	6.30	2,486,690	82,119	6.60
Commercial construction	662	21	6.40	—	—	—
Installment	209,268	6,451	6.22	123,910	4,196	6.77
Home equity	56,453	1,909	6.82	48,294	1,791	7.42
Other	854	9	2.13	326	10	6.13
Total loans	6,450,287	177,739	5.56	5,693,902	155,495	5.46
Interest-earning deposits	255,226	3,875	3.06	236,847	4,394	3.71
Total interest-earning assets	7,623,682	195,687	5.18%	6,965,691	176,472	5.07%
Noninterest-earning assets:
Cash and due from banks	8,277			8,308
Allowance for credit losses	(69,366)			(75,618)
Premises and equipment	39,764			32,743
Other assets	135,128			128,959
Total noninterest-earning assets	113,803			94,392
Total assets	$7,737,485			$7,060,083
LIABILITIES:
Interest-bearing deposits:
Checking	$3,762,526	$49,148	2.63%	$3,502,315	$57,194	3.27%
Money market accounts	1,133,083	14,033	2.50	966,481	13,261	2.74
Savings	112,069	398	0.72	105,088	265	0.50
Certificates of deposit - retail	403,943	6,046	3.02	457,742	8,365	3.65
Subtotal interest-bearing deposits	5,411,621	69,625	2.59	5,031,626	79,085	3.14
Interest-bearing demand - brokered	—	—	—	9,558	210	4.39
Total interest-bearing deposits	5,411,621	69,625	2.59	5,041,184	79,295	3.15
FHLB advances and borrowings	30,091	586	3.93	22,949	516	4.50
Finance lease liabilities	1,138	24	4.25	1,303	27	4.14
Subordinated debt	32,831	1,207	7.41	112,697	2,363	4.19
Total interest-bearing liabilities	5,475,681	71,442	2.63%	5,178,133	82,201	3.17%
Noninterest-bearing liabilities:
Demand deposits	1,467,367			1,147,502
Accrued expenses and other liabilities	108,654			118,181
Total noninterest-bearing liabilities	1,576,021			1,265,683
Shareholders’ equity	685,783			616,267
Total liabilities and shareholders’ equity	$7,737,485			$7,060,083
Net interest income (tax-equivalent basis)		$124,245			$94,271
Net interest spread			2.55%			1.90%
Net interest margin (D)			3.29%			2.73%
Tax equivalent adjustment		$(428)			$(476)
Net interest income		$123,817			$93,795
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three and six month periods ended June 30, 2026 compared to June 30, 2025 are shown below:

	For the Three Months Ended June, 2026
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investment securities	$(1,066)	$(358)	$(1,424)
Loans	9,923	1,106	11,029
Interest-earning deposits	1,148	(216)	932
Total interest income	$10,005	$532	$10,537
LIABILITIES:
Interest-bearing checking	$1,872	$(5,682)	$(3,810)
Money market	1,622	(501)	1,121
Savings	13	45	58
Certificates of deposit - retail	(418)	(637)	(1,055)
Interest bearing demand brokered	(55)	(55)	(110)
Borrowed funds	(319)	(31)	(350)
Capital lease obligation	(4)	1	(3)
Subordinated debt	(464)	(460)	(924)
Total interest expense	$2,247	$(7,320)	$(5,073)
Net interest income (tax-equivalent basis)	$7,758	$7,852	$15,610

	For the Six Months Ended June, 2026
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investment securities	$(1,830)	$(680)	$(2,510)
Loans	20,749	1,495	22,244
Interest-earning deposits	310	(829)	(519)
Total interest income	$19,229	$(14)	$19,215
LIABILITIES:
Interest-bearing checking	$3,824	$(11,870)	$(8,046)
Money market	2,156	(1,517)	639
Savings	19	114	133
Certificates of deposit - retail	(894)	(1,425)	(2,319)
Interest bearing demand brokered	(105)	(105)	(210)
Borrowed funds	113	(43)	70
Capital lease obligation	(3)	—	(3)
Subordinated debt	(2,354)	1,331	(1,023)
Total interest expense	$2,756	$(13,515)	$(10,759)
Net interest income (tax-equivalent basis)	$16,473	$13,501	$29,974

Net interest income increased $15.6 million, or 32 percent, for the second quarter of 2026 to $63.9 million from $48.3 million in the second quarter of 2025. The net interest margin ("NIM") was 3.32 percent and 2.77 percent for the three months ended June 30, 2026 and 2025, respectively, an increase of 55 basis points year over year. For the six months ended June 30, 2026 the Company recorded net interest income of $123.8 million compared to $93.8 million for the same 2025 period. The NIM was 3.29 percent and 2.73 percent for the six months ended June 30, 2026 and 2025, respectively, an increase of 56 basis points. Net interest income, on a fully tax-equivalent basis, and NIM improved for the three and six months ended June 30, 2026 primarily due to growth in average loan balances, which increased interest income, coupled with continued growth in lower-cost client deposit relationships, which were used to fund consistent loan production. The Bank also benefited from the 175 basis-point reduction in the target federal funds rate by the Federal Reserve from the latter half of 2024 through 2025, which lowered deposit costs and supported margin expansion.

The average balance of interest-earning assets increased to $7.76 billion during the second quarter of 2026 from $7.02 billion for the second quarter of 2025, reflecting an increase of $739.2 million, or 11 percent. Average interest-earning assets were $7.62 billion for the six months ended June 30, 2026 compared to $6.97 billion in the same 2025 period, reflecting an increase of $658.0 million, or 9 percent. The increase in the average balance of interest-earning assets during the second quarter of 2026 when compared to the same quarter of 2025 was due to an increase in the average balance of loans of $736.6 million and an increase in interest-earning deposits of $137.7 million, partially offset by a decrease in the average balance of investments of $135.2 million. The increase in the average balance of interest-earning assets during the six months ended June 30, 2026 when compared to the same period of 2025 was due to an increase in the average balance of loans of $756.4 million and an increase in interest-earning deposits of $18.4 million, partially offset by a decrease in the average balance of investments of $116.8 million.

The increase in the average balance of outstanding loans for the three and six months ended June 30, 2026 was primarily driven by an increase in commercial loans, commercial mortgages, residential mortgages and installment loans. The average balance of commercial loans increased by $314.4 million, or 12 percent, to $2.85 billion for the quarter ended June 30, 2026 when compared to $2.54 billion for the quarter ended June 30, 2025. The average balance of commercial mortgages increased by $301.9 million, or 12 percent, to $2.73 billion for the quarter ended June 30, 2026 when compared to $2.43 billion during the quarter ended June 30, 2025. The average balance of installment loans increased by $79.2 million, or 57 percent, to $219.4 million for the quarter ended June 30, 2026 when compared to $140.1 million during the quarter ended June 30, 2025. The average balance of commercial loans increased by $327.5 million, or 13 percent, to $2.81 billion for the quarter ended June 30, 2026 when compared to $2.49 billion for the six months ended June 30, 2025. The average balance of commercial mortgages increased $297.8 million, or 12 percent, to $2.70 billion for the six months ended June 30, 2026 when compared to $2.41 billion for the same period in 2025. The average balance of installment loans increased by $85.4 million, or 69 percent, to $209.3 million when compared to $123.9 million for the six months ended June 30, 2025. The increase in the average balance of loans for the three and six month periods was primarily driven by the Company's strategic business development initiatives which included the addition of a new head of the commercial real estate lending team, along with our continued expansion into New York City and Long Island with continued customer demand across key lending categories.

The average yield on total loans for the three months ended June 30, 2026 increased to 5.58 percent when compared to 5.51 percent for the three months ended June 30, 2025. The yield on residential mortgages increased 37 basis points to 4.82 percent for the three months ended June 30, 2026, as compared to 4.45 percent for the same 2025 period. The yield on residential mortgages increased to 4.83 percent for the six months ended June 30, 2026, when compared to 4.39 percent for the same 2025 period. The increase in the average yield for residential mortgages for the three-month period was driven by the origination of loans at higher rates than the existing portfolio. The average yield on commercial mortgages for the three months ended June 30, 2026, increased 35 basis points to 4.87 percent as compared to 4.52 percent for the same period in 2025. The average yield on commercial mortgages for the six months ended June 30, 2026, increased to 4.82 percent when compared to 4.45 percent for the same 2025 period. The increase in the average yield on commercial mortgages for the three and six months ended June 30, 2026, compared to the same periods in 2025, was primarily attributable to changes in portfolio mix and loan repricing characteristics. During the period, higher-yielding new originations and the runoff of lower-yielding legacy loans, more than offset the impact of Federal Reserve rate reductions. The average yield on commercial loans for the three months ended June 30, 2026 decreased 28 basis points to 6.34 percent from 6.62 percent at June 30, 2025. The average yield on commercial loans for the six months ended June 30, 2026, decreased 30 basis points to 6.30 percent from 6.60 percent at June 30, 2025. The average yield on commercial loans decreased due to a decrease in the target Federal Funds rate of 175 basis points from the second half of 2024 through December 31, 2025, which had a greater impact on these loans, which are typically floating rate loans with shorter repricing periods. As of June 30, 2026, 29 percent of loans will reprice within one month, 34 percent within three months and 51 percent within one year.

Interest-earning deposits are an additional part of the Company's liquidity and interest rate risk management strategies. The combined average balance of these deposits for the three months ended June 30, 2026 was $321.3 million with an average yield of 3.18 percent as compared to $183.6 million and an average yield of 3.53 percent for the same period in 2025. The average balance of interest-earning deposits for the six months ended June 30, 2026 was $255.2 million with an average yield of 3.06 percent as compared to $236.8 million and an average yield of 3.71 percent for the same period in 2025. The increase in the average balance was due to an increase in deposits and from the receipt of proceeds from the sale of securities in the first quarter. The decrease in the rate was a result of the lower interest rate environment.

For the quarters ended June 30, 2026 and 2025, the average yields earned on interest-earning assets were 5.19 percent and 5.12 percent, respectively, an increase of 7 basis points year over year. For the six months ended June 30, 2026 and 2025, the average yields earned on interest-earning assets were 5.18 percent and 5.07 percent, respectively, an increase of 11 basis points year over year.

The average balance of total investments declined by $135.2 million to $902.4 million for the three months ended June 30, 2026 as compared to $1.04 billion for the three months ended June 30, 2025. The yield on investments decreased by 15 basis points to 3.08 percent for the three months ended June 30, 2026, compared to 3.23 percent for the same period a year ago. The average balance on total investments declined by $116.8 million to $918.2 million for the six months ended June 30, 2026 as compared to $1.03 billion for the six months ended June 30, 2025. The yield on investments decreased by 13 basis points to 3.07 percent for the six months ended June 30, 2026, compared to 3.20 percent for the same period in 2025. The decreases in the average balance and average yield on total investments were a result of a security sale of $97.0 million of higher-yielding investments, as part of a portfolio repositioning completed during the first quarter of 2026.

For the three months ended June 30, 2026, the average balance of interest-bearing liabilities totaled $5.53 billion representing an increase of $315.8 million from $5.21 billion for the three month period ended June 30, 2025 primarily due to an increase in interest-bearing deposits of $444.5 million to $5.51 billion for the three months ended June 30, 2026. This increase was partially offset by a decrease in average FHLB advances and borrowings of $29.6 million to $15.1 million from $44.7 million for the same 2025 period and in average outstanding subordinated debt of $98.9 million due to the redemption of $100.0 million of such debt in March 2026. For the six months ended June 30, 2026, the average balance of interest-bearing liabilities totaled $5.48 billion representing an increase of $297.5 million from $5.18 billion for the six-month period ended June 30, 2025 primarily due to an increase in interest-bearing deposits of $370.4 million to $5.41 billion for the six months ended June 30, 2026, partially offset by a decrease in the average balance of subordinated debt of $79.9 million to $32.8 million.

The increase in the average balance of interest-bearing deposits for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 was primarily due to an increase in the average balances of interest-bearing checking deposits of $252.6 million and money market accounts of $244.0 million, partially offset by a decline in the average balance of certificates of deposit of $51.1 million and interest-bearing brokered demand deposits of $9.1 million. The increase in average balance of interest-bearing deposits for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 was primarily due to an increase in the average balances of interest-bearing checking deposits of $260.2 million and money market accounts of $166.6 million, partially offset by the decline in the average balance of certificates of deposit of $53.8 million and interest-bearing brokered deposits of $9.6 million. The increase in interest-bearing checking deposits for the three and six months ended June 30, 2026 was due to our continued expansion into the New York City and Long Island markets and client demand for FDIC insured products, which we offer through reciprocal deposit programs. Our expansion around metro NY has allowed us to grow lower cost, relationship-based deposits, while reducing the Company's reliance on overnight borrowings, brokered deposits and other high-cost funding sources.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the quarters ended June 30, 2026 and 2025 were $2.37 billion and $1.82 billion, respectively. Average reciprocal deposit balances for the six months ended June 30, 2026 and 2025 were $2.31 billion and $1.81 billion, respectively.

At June 30, 2026, uninsured/unprotected deposits were approximately $2.44 billion, or 35 percent of total deposits. This amount was adjusted to exclude $126 million of public fund deposit balances, which are fully-collateralized and protected with investment securities and an FHLB of New York letter of credit.

For the quarters ended June 30, 2026 and 2025, the cost of interest-bearing liabilities was 2.63 percent and 3.17 percent, respectively, reflecting a decrease of 54 basis points. For the six months ended June 30, 2026 and 2025, the cost of interest-bearing liabilities was 2.63 percent and 3.17 percent, respectively, reflecting a decrease of 54 basis points. The decrease for the three and six month periods ended June 30, 2026 was driven by a decrease in the average cost of interest-bearing deposits. The Company also benefited from lower short-term borrowing costs for the three and six months ended June 30, 2026 and 2025, which decreased by 43 basis points to 4.09 percent when compared to 4.52 percent and decreased by 57 basis points to 3.93 percent when compared to 4.50 percent, respectively. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 175 basis points during the latter half of 2024 through the end of 2025, and a change in the composition of the deposit portfolio with a greater concentration of lower-cost, core relationship deposits.

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

At June 30, 2026, the Company had investment securities available for sale with a fair value of $752.4 million compared with $774.2 million at December 31, 2025. The decline in investment securities was primarily due to the sale of $97.0 million of mostly mortgage-backed securities during the six months ended June 30, 2026. A net unrealized loss (net of income tax) of $52.3 million and $49.3 million related to these securities were included in shareholders’ equity at June 30, 2026 and December 31, 2025, respectively.

At June 30, 2026, the Company had investment securities held to maturity with a carrying cost of $78.6 million and an estimated fair value of $69.9 million compared with a carrying cost of $95.9 million and an estimated fair value of $87.5 million at December 31, 2025.

The Company had one equity security (a CRA investment security) with a fair value of $13.3 million at June 30, 2026 compared to $13.5 million at December 31, 2025, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded unrealized losses of $55,000 and $139,000 for the three and six months ended June 30, 2026, respectively, compared to unrealized gains of $42,000 and $237,000 for the three and six months ended June 30, 2025.

The carrying value of investment securities available for sale and held to maturity as of June 30, 2026 and December 31, 2025 are shown below:

	June 30, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. treasuries	$9,944	$9,950	$—	$—
U.S. government-sponsored agencies	219,842	186,318	244,833	211,223
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	563,730	527,446	561,794	530,365
SBA pool securities	17,893	15,653	19,345	17,212
Corporate bond	13,000	13,073	15,500	15,403
Total investment securities available for sale	$824,409	$752,440	$841,472	$774,203
Investment securities held to maturity:
U.S. government-sponsored agencies	25,000	23,917	40,000	38,875
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	53,560	45,963	55,862	48,616
Total investment securities held to maturity	$78,560	$69,880	$95,862	$87,491
Total	$902,969	$822,320	$937,334	$861,694

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of June 30, 2026. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. treasuries	$—	$9,950	$—	$—	$9,950
	—	4.17%	—	—	4.17%
U.S. government-sponsored agencies	—	76,083	110,235	—	186,318
	—	1.36%	1.83%	—	1.65%
Mortgage-backed securities-residential (A)	50,206	8,507	19,510	449,223	527,446
	4.36%	2.32%	2.92%	3.78%	3.78%
SBA pool securities	—	1,327	8,004	6,322	15,653
	—	3.33%	1.90%	1.18%	1.70%
Corporate bond	—	—	13,073	—	13,073
	—	—	6.96%	—	6.96%
Total investments available for sale	$50,206	$95,867	$150,822	$455,545	$752,440
Weighted-average yield (A)	4.36%	1.73%	2.34%	3.74%	3.22%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	25,000	—	—	25,000
	—	1.64%	—	—	1.64%
Mortgage-backed securities-residential (B)	—	—	—	53,560	53,560
	—	—	—	2.14%	2.14%
Total investments held to maturity	$—	$25,000	$—	$53,560	78,560
		1.64%	—	2.14%	1.98%
Total	$50,206	$120,867	$150,822	$509,105	$831,000
Weighted-average yield (A)	4.36%	1.71%	2.34%	3.57%	3.10%

(A)
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
(B)
Shown using stated final maturity.

OTHER INCOME: The following tables present further detail on other income which is summarized and discussed subsequently:

	For the Three Months Ended June 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Wealth management fee income	$17,220	$15,943	$1,277
Service charges and fees	1,390	1,194	196
Bank owned life insurance	386	370	16
Loan fee income	2,069	1,899	170
Gain on sale of loans (mortgage banking)	62	27	35
Fee income related to loan level, back-to-back swaps	385	221	164
Gain on sale of SBA loans	444	521	(77)
Corporate advisory fee income	34	30	4
Other income	196	1,197	(1,001)
Securities gains, net	—	7	(7)
Fair value adjustment for CRA equity security	(55)	42	(97)
Total other income	$22,131	$21,451	$680

	For the Six Months Ended June 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Wealth management fee income	$33,723	$31,378	$2,345
Service charges and fees	2,749	2,306	443
Bank owned life insurance	731	741	(10)
Loan fee income	5,913	2,888	3,025
Gain on sale of loans (mortgage banking)	134	90	44
Fee income related to loan level, back-to-back swaps	385	221	164
Gain on sale of SBA loans	847	823	24
Corporate advisory fee income	103	120	(17)
Other income	363	1,494	(1,131)
Securities gains/(losses), net	(81)	7	(88)
Fair value adjustment for CRA equity security	(139)	237	(376)
Total other income	$44,728	$40,305	$4,423

The Company recorded total other income of $22.1 million for the second quarter of 2026 compared to $21.5 million for the same 2025 period, reflecting an increase of $680,000. The increase was primarily due to increases in wealth management fee income and service charges and fees, partially offset by a decrease in the gain on sale of SBA loans and other income. The Company recorded total other income of $44.7 million for the six months ended June 30, 2026 compared to $40.3 million for the same 2025 period, reflecting an increase of $4.4 million. The increase was largely due to an increase in wealth management fee income and loan fee income, partially offset by a decrease in other income and a negative fair value adjustment of the CRA equity security during the six months ended June 30, 2026.

Service charges and fee income increased $196,000 to $1.4 million during the quarter ended June 30, 2026 from $1.2 million for the same period in 2025. For the six months ended June 30, 2026 and 2025, the Company recorded service charges and fee income of $2.7 million and $2.3 million, respectively. The increases for both periods reflected an increase in our commercial client base, which has generated higher fee activity during the first half of 2026.

The Company provides loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate that could be used for start-up businesses. All SBA loans are underwritten and documented as prescribed by the SBA. The Company generally sells the guaranteed portion of the SBA loans in the secondary market and retains the non-guaranteed portion of SBA loans in the loan portfolio. The Company recorded a gain on the sale of SBA loans of $444,000 for the quarter ended June 30, 2026, compared to $521,000 in gains during the quarter ended June 30, 2025. For the six months ended June 30, 2026 and 2025, the Company recorded gains on the sale of SBA loans of $847,000 and $823,000, respectively. The Company continues to see pressure from market volatility resulting in lower sale premiums and origination volumes associated with SBA loans.

The Company recorded corporate advisory fee income for the second quarter of 2026 of $34,000 compared to $30,000 for the same period ended June 30, 2025. The six months ended June 30, 2026 included corporate advisory fee income of $103,000 compared to $120,000 for the same 2025 period. Income from the SBA programs, and corporate advisory fee income are dependent on volume, and may vary from quarter to quarter.

For the quarter ended June 30, 2026, income from the sale of newly originated residential mortgage loans was $62,000 compared to $27,000 for the same period in 2025. While the interest rate environment has improved following rate reductions by the Federal Reserve, residential mortgage activity continues to be constrained by limited housing inventory and affordability considerations, which have tempered both refinancing and home purchase volumes.

Loan fee income increased to $2.1 million for the second quarter of 2026 as compared to $1.9 million for the quarter ended June 30, 2025. Loan fee income increased to $5.9 million for the six months ended June 30, 2026 compared to $2.9 million for the same period in 2025. Loan fee income included gains of $1.0 million and $3.7 million for the three and six months ended June 30, 2026, respectively, as compared to gains of $482,000 and $67,000 for the same periods in 2025 related to equipment transfers to lessees upon the termination of leases recorded by the Equipment Finance Division. The period-over-period change was primarily driven by differences in the volume and timing of lease terminations and the underlying fair value of the equipment at the end of the lease term, which can vary based on market conditions and asset-specific factors. Additionally, the Company recorded $730,000 of unused commercial line fees for the quarter ended June 30, 2026 compared to $869,000 for the same 2025 period. The six months ended June 30, 2026 included $1.5 million of unused commercial line fees compared to $1.8 million for the same 2025 period. The six months ended June 30, 2026 included $473,000 of letter of credit fee income compared to $290,000 for the same 2025 period.

Letter of credit fee income increased for the six-month period as a result of the Company’s expansion into the metro New York area, which has driven higher utilization of trade finance products among a growing commercial client base.

The Company completed a security sale of $97.0 million resulting in a loss of $81,000 during the first six months of 2026 and a $53.2 million sale with a gain of $7,000 during the same period in 2025. These sales were completed as part of a portfolio repositioning.

The Company recorded a $55,000 negative fair value adjustment and a $42,000 positive fair value adjustment for CRA equity securities in the second quarters of 2026 and 2025, respectively. The Company recorded a $139,000 negative fair value adjustment and a $237,000 positive fair value adjustment for CRA equity securities for the six months ended June 30, 2026 and 2025, respectively. The decrease in 2026 was due to an increase in medium-term rates during the first six months of 2026, which results in a reduction in the fair value of our CRA equity securities.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended June 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Compensation and employee benefits	$39,602	$36,061	$3,541
Premises and equipment	7,009	6,641	368
FDIC assessment	1,495	1,045	450
Other Operating Expenses:
Professional and legal fees	1,532	1,645	(113)
Trust department expense	1,189	1,092	97
Telephone	351	354	(3)
Loan expense	687	939	(252)
Amortization of intangible assets	244	271	(27)
Advertising	468	919	(451)
Other	3,090	2,926	164
Total operating expenses	$55,667	$51,893	$3,774

	For the Six Months Ended June 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Compensation and employee benefits	$78,967	$71,940	$7,027
Premises and equipment	13,867	12,795	1,072
FDIC assessment	2,883	1,900	983
Other Operating Expenses:
Professional and legal fees	3,086	2,835	251
Trust department expense	2,369	2,135	234
Telephone	730	784	(54)
Loan expense	1,243	1,372	(129)
Amortization of intangible assets	488	543	(55)
Advertising	735	1,073	(338)
Other	6,739	5,956	783
Total operating expenses	$111,107	$101,333	$9,774

Operating expenses for the quarter ended June 30, 2026 and 2025 totaled $55.7 million and $51.9 million, respectively, reflecting an increase of $3.8 million, or 7 percent year over year. Operating expenses for the six months ended June 30, 2026 and 2025 totaled $111.1 million and $101.3 million, respectively, reflecting an increase of $9.8 million, or 10 percent. Increased operating expenses for the three and six months ended June 30, 2026 were principally attributable to the Company's ongoing expansion into New York City and Long Island, in addition to annual merit increases across the Company. The addition of production teams in Long Island, including the opening of two new Long Island offices during the latter half of 2025, and the expansion of our equipment financing team, also contributed to the growth in premises and equipment and other operating expenses. FDIC assessment expense increased for the three and six months ended June 30, 2026 due primarily to higher assessment rates implemented by the FDIC and an increase in the Bank's average total assets subject to assessment. The increase in professional and legal fees for the six months ended June 30, 2026 was primarily due to expenses related to the subordinated debt redemption and the issuance of preferred stock during the first quarter of 2026.

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The market value of the assets under management and/or administration (“AUM/AUA”) was $13.9 billion at June 30, 2026, reflecting a 6 percent increase from $13.1 billion at December 31, 2025, and an increase of 13 percent from $12.3 billion at June 30, 2025 due primarily to improved market conditions and new client inflows.

In the June 2026 quarter, the Wealth Management Division generated $17.2 million in fee income compared to $15.9 million for the June 2025 quarter, reflecting an 8 percent increase. For the six months ended June 30, 2026, the Wealth Management Division generated $33.7 million in fee income compared to $31.4 million in fee income for the same period in 2025, reflecting a 7 percent increase. The increase in fee income for both the three and six months ended June 30, 2026 was due to strong client inflows driven by new accounts and client additions and solid equity market performance. New business inflows for the second quarter ended June 30, 2026 totaled $205 million, as compared to $193 million for the second quarter ended June 30, 2025. New business inflows for the six months ended June 30, 2026 totaled $432 million, as compared to $537 million for the six months ended June 30, 2025.

Operating expenses relative to the Wealth Management Division, for the three months ended June 30, 2026, increased to $10.9 million as compared to $10.5 million for the second quarter of 2025. Operating expenses relative to the Wealth Management Division were $20.4 million and $20.2 million, for the six months ended June 30, 2026 and June 30, 2025, respectively. The increase in operating expenses reflected the overall growth in the business and new hires. Expenses are in line with the Company’s strategic plan, particularly the hiring of key management and revenue-producing personnel.

NONPERFORMING ASSETS: Loans past due in excess of 90 days and still accruing, nonaccrual loans, and other real estate owned are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2026	2026	2025	2025	2025
Loans past due 90 days or more and still accruing	$3,300	$—	$—	$—	$—
Nonaccrual loans	68,034	59,321	68,243	84,142	114,958
Other real estate owned	908	—	—	—	—
Total nonperforming assets	$72,242	$59,321	$68,243	$84,142	$114,958

Performing modifications (A)(B)	$27,268	$85,835	$95,266	$101,501	$111,962

Loans past due 30 through 89 days and still accruing	$48,080	$47,053	$26,555	$28,817	$15,522

Loans subject to special mention	$59,832	$75,935	$51,027	$56,534	$86,907

Classified loans	$97,713	$90,583	$118,912	$134,982	$145,783

Individually evaluated loans	$68,034	$59,321	$68,243	$84,142	$114,958

Nonperforming loans as a % of total loans (C)	1.07%	0.92%	1.09%	1.40%	1.98%
Nonperforming assets as a % of total assets (C)	0.91%	0.77%	0.91%	1.13%	1.60%
Nonperforming assets as a % of total loans plus other real estate owned (C)	1.08%	0.92%	1.09%	1.40%	1.98%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $21.6 million at June 30, 2026, $19.6 million at March 31, 2026, $36.0 million at December 31, 2025, $37.6 million at September 30, 2025, and $38.1 million at June 30, 2025.
(C)
Nonperforming loans/assets do not include performing modifications.

Loans past due 30 through 89 days and still accruing increased to $48.1 million, or 0.72 percent of total loans at June 30, 2026 compared to $26.6 million, or 0.42 percent, at December 31, 2025. The increase in past due loans at June 30, 2026 was primarily due to six multifamily loans with an aggregate outstanding balance of $29.8 million and one equipment finance loan with a balance of $10.3 million that matured and was in the process of modification at quarter end. The persistent nature of inflationary pressures has presented challenges for certain borrowers as operating expenses, including insurance, utilities and maintenance costs continue to rise.

Nonperforming assets increased by $4.0 million to $72.2 million at June 30, 2026, as compared to $68.2 million at December 31, 2025. The increase was driven by the classification of one $16.6 million multifamily relationship as nonaccrual and one $3.3 million multifamily loan as past due over 90 days or more and still accruing, partially offset by the liquidation of one commercial loan sale of $9.6 million and the sale of one multifamily loan of $7.2 million. During the second quarter of 2026, the Company recognized $4.8 million of charge-offs related to the sale of one multifamily loan with an outstanding balance of $7.2 million. A specific reserve of $2.4 million had been established on this loan in prior periods. Multifamily loans represented approximately 63 percent of nonperforming assets as of June 30, 2026.

The decrease in performing modifications was primarily related to ten multifamily loans totaling $54.9 million that are no longer classified as loan modifications because they have performed in accordance with their modified terms for at least twelve consecutive months and therefore no longer meet the reporting criteria for loan modifications. Additionally, $19.0 million in multifamily loans were moved to nonaccrual status.

The increase in special mention loans was primarily due to four multifamily loans totaling $23.8 million and $2.3 million in commercial loans. The increase was partially offset by multifamily loans totaling $12.8 million that are no longer classified as special mention. This increase was partially offset by the sale of one multifamily loan of $8.3 million, the payoff of one investment commercial real estate loan of $2.6 million and the upgrade of one multifamily loan of $4.5 million. The decrease in classified loans was primarily due to five multifamily loans totaling $29.9 million that are no longer classified as substandard as of June 30, 2026, as four such loans totaling $22.7 million were upgraded and one multifamily loan with a balance of $7.2 million was liquidated.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $8.1 million and $6.6 million for the second quarters of 2026 and 2025, respectively. The increase was primarily attributable to continued loan growth, changes in economic forecast assumptions incorporated into the Company's allowance methodology, and higher specific reserves established on certain individually evaluated loans. During the second quarter of 2026, approximately $4.2 million of the provision was attributable to loan growth and changes in economic data, while $3.9 million related to increases in specific reserves. For the six months ended June 30, 2026 and 2025, the provision for loan losses was $15.4 million and $11.1 million, respectively. Similar to the quarterly results, the year-over-year increase primarily reflected continued loan growth and higher specific reserves established on certain individually evaluated loans. In addition, the Company's ACL methodology incorporates forward-looking economic factors, and during the quarter, the quantitative reserve reflected weakened macroeconomic expectations coupled with loan growth, drove the higher provision level.

The allowance for credit losses (“ACL”) was $69.2 million as of June 30, 2026, compared to $71.0 million at December 31, 2025. Although the Company recorded a $15.4 million provision during the first six months of 2026, the ACL declined as net charge-offs exceeded the provision recorded during the period. Net charge-offs totaled $17.2 million during the first six months of 2026 compared to net charge-offs of $2.3 million during the first six months of 2025. For 2026, charge-offs of $7.8 million were related to the liquidation of one commercial and industrial relationship with an additional $8.3 million associated with the sale of two multifamily loans. The commercial and industrial loan charge-off in the current period was tied to a specific provision recorded in previous periods. For the six-month period, net charge-offs were primarily attributable to $7.8 million associated with the resolution of one commercial and industrial lending relationship and $8.3 million related to the sale of two multifamily loans.

The ACL as a percentage of loans was 1.04 percent at June 30, 2026 compared to 1.14 percent at December 31, 2025. The decline in the ratio was primarily attributable to $17.2 million in net charge-offs recorded during the six months ended June 30, 2026, of which $9.2 million of specific reserves were recorded in prior periods and loan growth. These charge-offs were partially offset by a provision for credit losses of $15.4 million for the six months ended June 30, 2026 driven by loan growth of $421.5 million for the six months ended June 30, 2026.

After considering charge-off activity, changes in portfolio risk characteristics, delinquency trends, economic conditions, and qualitative factors, Management believes the allowance remains adequate to absorb expected losses as of June 30, 2026. Management continues to closely monitor asset quality trends, including criticized and delinquent loan migration, and will adjust the ACL as conditions warrant. The ACL recorded on individually evaluated loans was $4.7 million at June 30, 2026 compared to $12.0 million as of December 31, 2025. Total individually evaluated loans were $68.0 million and $68.2 million as of June 30, 2026 and December 31, 2025, respectively. The general component of the allowance on loans collectively evaluated increased from $59.0 million at December 31, 2025 to $64.5 million at June 30, 2026.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	June 30,	March 31,	December 31,	September 30,	June 30,
(Dollars in thousands)	2026	2026	2025	2025	2025
Allowance for credit losses:
Beginning of period	$67,026	$71,039	$68,642	$81,770	$75,150
Provision for credit losses (A)	8,012	7,322	7,659	4,871	6,577
(Charge-offs)/recoveries, net	(5,871)	(11,335)	(5,262)	(17,999)	43
End of period	$69,167	$67,026	$71,039	$68,642	$81,770

Allowance for credit losses as a % of total loans	1.04%	1.04%	1.14%	1.14%	1.41%

Collectively evaluated allowance for credit losses as a % of total loans	0.97%	0.94%	0.94%	0.95%	1.06%

Allowance for credit losses as a % of nonperforming loans	96.96%	112.99%	104.10%	81.58%	71.13%
(A)
Excludes provision of $76,000 at June 30, 2026, provision of $5,000 at March 31, 2026, provision of $12,000 at December 31, 2025, a credit of $81,000 at September 30, 2025, and provision of $9,000 at June 30, 2025 related to off-balance sheet commitments.

The decrease in the allowance for credit losses as a percentage of nonperforming loans was primarily due to an increase in nonperforming loans of $4.0 million to $72.2 million at June 30, 2026, as compared to nonperforming loans of $68.2 million at December 31, 2025, and a decrease in the ACL of $1.9 million to $69.2 million at June 30, 2026. The increase in nonperforming assets during the second quarter of 2026 was driven primarily by the reclassification of one $16.6 million multifamily relationship to nonaccrual and one $3.3 million multifamily loan as past due over 90 days and still accruing, partially offset by loan liquidations and sales discussed above. The latter loan had matured, and closing was pending resolution of certain legal matters as of June 30, 2026.

INCOME TAXES: Income tax expense for the quarter ended June 30, 2026 was $6.3 million as compared to $3.3 million for the same period in 2025. The increase in income tax expense reflected higher pretax income of $22.3 million for the quarter ended June 30, 2026 as compared to $11.3 million for the same quarter in 2025.

The effective tax rate for the three months ended June 30, 2026 was 28.4 percent compared to 29.5 percent for the same quarter in 2025.

Income tax expense for the six months ended June 30, 2026 was $11.9 million as compared to $6.2 million for the same period in 2025. The increase in income tax expense reflected higher pretax income of $42.0 million for the six months ended June 30, 2026 as compared to $21.7 million for the same period in 2025.

The effective tax rate for the six months ended June 30, 2026 was 28.3 percent compared to 28.4 percent for the same period in 2025.

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

Capital increased as a result of net income available to common shareholders of $29.9 million and the issuance of 30,000 shares of Series B Preferred Stock totaling $30.0 million for the six months ended June 30, 2026. These increases were partially offset by cash dividends of $1.8 million, a preferred stock dividend of $195,000 and an increase in accumulated other comprehensive loss of $2.2 million during the six months ended June 30, 2026. Total accumulated other comprehensive loss grew to $49.8 million as of June 30, 2026 ($52.3 million loss related to the available for sale securities portfolio partially offset by a $2.5 million gain on the cash flow hedges), as compared to $47.6 million at December 31, 2025.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on March 31, 2026 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At June 30, 2026 and December 31, 2025, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Total capital (to risk-weighted assets)	$775,370	11.65%	$665,329	10.00%	$532,263	8.00%	$698,596	10.50%

Tier I capital (to risk-weighted assets)	705,511	10.60	532,263	8.00	399,197	6.00	565,530	8.50

Common equity tier I (to risk-weighted assets)	705,452	10.60	432,464	6.50	299,398	4.50	465,730	7.00

Tier I capital (to average assets)	705,511	8.96	393,865	5.00	315,092	4.00	315,092	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$807,580	12.64%	$638,896	10.00%	$511,117	8.00%	$670,841	10.50%

Tier I capital (to risk-weighted assets)	735,931	11.52	511,117	8.00	383,338	6.00	543,062	8.50

Common equity tier I (to risk-weighted assets)	735,872	11.52	415,282	6.50	287,503	4.50	447,227	7.00

Tier I capital (to average assets)	735,931	9.89	372,195	5.00	297,756	4.00	297,756	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2026:
Total capital (to risk-weighted assets)	$790,916	11.88%	N/A	N/A	$532,788	8.00%	$699,284	10.50%

Tier I capital (to risk-weighted assets)	721,057	10.83	N/A	N/A	399,591	6.00	566,087	8.50

Common equity tier I (to risk-weighted assets)	690,998	10.38	N/A	N/A	299,693	4.50	466,189	7.00

Tier I capital (to average assets)	721,057	9.13	N/A	N/A	315,922	4.00	315,922	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$811,375	12.68%	N/A	N/A	$511,816	8.00%	$671,759	10.50%

Tier I capital (to risk-weighted assets)	660,696	10.33	N/A	N/A	383,862	6.00	543,805	8.50

Common equity tier I (to risk-weighted assets)	660,637	10.33	N/A	N/A	287,897	4.50	447,839	7.00

Tier I capital (to average assets)	660,696	8.87	N/A	N/A	298,086	4.00	298,086	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be fulfilled through the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended June 30, 2026 were purchased in the open market.

On July 30, 2026, the Board of Directors declared a regular cash dividend of $0.05 per share payable on August 27, 2026 to shareholders of record on August 13, 2026.

Management believes the Company’s capital position and capital ratios were adequate at June 30, 2026. Further, Management believes the Company has sufficient equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $253.9 million at June 30, 2026. In addition, the Company had $752.4 million in securities designated as available for sale at June 30, 2026. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $419.3 million and $76.6 million as of June 30, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. None of the pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of June 30, 2026, the Company had approximately $4.0 billion of external borrowing capacity available on a same day basis (subject to any practical constraints affecting the FHLB or FRB), which when combined with balance sheet liquidity provided the Company with 204 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. Management believes the Company’s liquidity position and sources were adequate at June 30, 2026.

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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. In these swaps, the Company is receiving floating and paying fixed interest rates with a total notional value of $280.0 million as of June 30, 2026.

In addition, the Company maintains a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating to fixed swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of June 30, 2026, $405.9 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of June 30, 2026. The models assume changes in interest rates without any proactive change in the balance sheet by management. In the models, the forecasted shape of the yield curve remained static as of June 30, 2026.

The table below shows the estimated changes in the Company’s economic value of equity (“EVE”) and net interest income that would result from an immediate parallel change in the market interest rates at June 30, 2026.

($ in millions)
Change in
Interest Rates	Estimated EVE (A)		Estimated NII
(Basis Points)	Amount	Percent Change	Amount	Percent Change
+200	$1,012.2	(2.2)%	$263.2	(2.3)%
+100	1,023.2	(1.1)	266.3	(1.1)
Flat interest rates	1,034.8	—	269.4	—
-100	1,047.2	1.2	270.8	0.5
-200	991.9	(4.2)	270.9	0.6

(A) EVE is the discounted present value of expected cash flows from assets and liabilities.

In an immediate and sustained 100 basis point increase in market rates at June 30, 2026, net interest income would decrease by 1.1 percent in year 1 and increase by 2.3 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at June 30, 2026, net interest income would increase 0.5 percent in year 1 and decrease 3.9 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at June 30, 2026, net interest income would decrease approximately 2.3 percent in year 1 and increase by 4.5 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at June 30, 2026, net interest income for year 1 would increase approximately 0.6 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 8.8 percent, when compared to a flat interest rate scenario.

The Company's interest rate sensitivity models indicate that, as of June 30, 2026, the Company is modestly liability sensitive in the near term, with net interest income declining in the first year under rising rate scenarios but improving in the second year, while sustained decreases in market rates would modestly benefit net interest income in the first year but result in pressure on net interest income, in the second year.

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

The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of its business, lawsuits and claims may be brought against the Company and its subsidiaries. The Company is not aware of any currently pending or threatened litigation or proceeding against the Company or its subsidiaries that, if adversely decided, the Company believes would have a material adverse effect on the Company.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
April 1, 2026 -
April 30, 2026	—	—	$—	680,000
May 1, 2026 -
May 31, 2026	—	252	42.07	680,000
June 1, 2026 -
June 30, 2026	—	—	—	680,000
Total	—	252	$42.07

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended June 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

ITEM 6. Exhibits

3	Articles of Incorporation and By-Laws:

A. Certificate of Incorporation of the Registrant, as amended, incorporated herein by reference to Exhibit 3 of the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2009 (File No. 001-16197).

B. Certificate of Amendment to the Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed on March 26, 2026 (File No. 001-16197).

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: August 7, 2026	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: August 7, 2026	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)