Form 10-Q
period 2026-09-30
PEAPACK GLADSTONE FINANCIAL CORP
filed 2026-11-06
CIK 1050743

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2026

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

Number of shares of Common Stock outstanding as of October 30, 2026: 17,736,564

PEAPACK-GLADSTONE FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

Item 1. Financial Statements

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CONDITION

(Dollars in thousands, except per share data)

	(unaudited)	(audited)
	September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$9,039	$8,712
Interest-earning deposits	259,843	179,108
Total cash and cash equivalents	268,882	187,820
Securities available for sale	811,994	774,203
Securities held to maturity (fair value $66,741 at September 30, 2026 and $87,491 at December 31, 2025)	77,350	95,862
CRA equity security, at fair value	12,818	13,459
Federal Home Loan Bank / Federal Reserve Bank stock, at cost	22,199	14,605
Loans held for sale, at fair value	—	450
Loans held for sale, at lower of cost or fair value	1,266	4,437
Loans	7,080,420	6,253,736
Less: allowance for credit losses	72,951	71,039
Net loans	7,007,469	6,182,697
Premises and equipment	41,983	39,164
Other real estate owned	96	—
Accrued interest receivable	35,297	31,971
Bank owned life insurance	48,266	47,761
Goodwill	36,212	36,212
Other intangible assets	6,904	7,627
Finance lease right-of-use assets	739	844
Operating lease right-of-use assets	43,399	39,886
Deferred tax assets, net	3,458	772
Other assets	79,214	48,639
TOTAL ASSETS	$8,497,546	$7,526,409
LIABILITIES
Deposits:
Noninterest-bearing demand deposits	$1,555,544	$1,428,745
Interest-bearing deposits:
Checking	3,658,620	3,448,497
Savings	103,933	105,123
Money market accounts	1,670,251	1,197,995
Certificates of deposit - retail	370,034	408,219
Certificates of deposit - listing service	—	400
Total deposits	7,358,382	6,588,979
Short-term borrowings	281,119	73,267
Finance lease liabilities	1,060	1,186
Operating lease liabilities	46,804	43,294
Subordinated debt, net	—	99,030
Accrued expenses and other liabilities	74,555	62,447
TOTAL LIABILITIES	7,761,920	6,868,203
SHAREHOLDERS’ EQUITY
Preferred stock (no par value; authorized 500,000 shares; issued 50,000 shares; liquidation preference of $1,000 per share)	50,000	—
Common stock (no par value; stated value $0.83 per share; authorized 42,000,000 shares; issued shares, 21,877,192 at September 30, 2026 and 21,707,259 at December 31, 2025; outstanding shares, 17,727,952 at September 30, 2026 and 17,558,019 at December 31, 2025)	18,238	18,096
Surplus	356,659	353,267
Treasury stock at cost (4,149,240 shares at September 30, 2026 and 4,149,240 shares at December 31, 2025)	(122,953)	(122,953)
Retained earnings	503,087	457,357
Accumulated other comprehensive loss, net of income tax	(69,405)	(47,561)
TOTAL SHAREHOLDERS’ EQUITY	735,626	658,206
TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$8,497,546	$7,526,409

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$97,757	$82,080	$275,053	$237,084
Interest on investments:
Taxable	7,430	7,504	21,503	24,087
Interest on loans held for sale	5	1	20	16
Interest on interest-earning deposits	1,679	2,960	5,554	7,354
Total interest income	106,871	92,545	302,130	268,541
INTEREST EXPENSE
Interest on savings and interest-bearing deposit accounts	35,499	37,378	99,078	108,098
Interest on certificates of deposit	2,736	3,657	8,782	12,022
Interest on borrowed funds	1,133	—	1,719	516
Interest on finance lease liability	11	13	35	40
Interest on subordinated debt	—	924	1,207	3,287
Subtotal - interest expense	39,379	41,972	110,821	123,963
Interest on interest-bearing demand - brokered	—	—	—	210
Total interest expense	39,379	41,972	110,821	124,173
NET INTEREST INCOME BEFORE PROVISION FOR CREDIT LOSSES	67,492	50,573	191,309	144,368
Provision for credit losses	8,499	4,790	23,914	15,847
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	58,993	45,783	167,395	128,521
OTHER INCOME
Wealth management fee income	17,279	15,798	51,002	47,176
Loan fee income	1,517	1,879	7,430	4,767
Capital markets revenue	131	901	1,600	2,155
Other income	1,069	1,543	4,773	6,321
Securities gains/(losses)	—	—	(81)	7
Total other income	19,996	20,121	64,724	60,426
OPERATING EXPENSES
Compensation expense	29,879	28,613	89,013	83,160
Benefits expense	9,427	8,143	29,260	25,536
Premises and equipment	7,190	6,676	21,057	19,471
FDIC insurance expense	1,557	1,345	4,440	3,245
Professional and legal fees	1,509	1,972	4,595	4,807
Trust department expense	1,186	1,111	3,555	3,246
Loan expense	430	475	1,673	1,847
Advertising	377	651	1,112	1,724
Other expenses	3,593	3,311	11,550	10,594
Total operating expenses	55,148	52,297	166,255	153,630
INCOME BEFORE INCOME TAX EXPENSE	23,841	13,607	65,864	35,317
Income tax expense	4,895	3,976	16,793	10,150
NET INCOME	18,946	9,631	49,071	25,167
Dividends on preferred stock	495	—	690	—
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,451	$9,631	$48,381	$25,167

EARNINGS PER SHARE
Basic	$1.04	$0.55	$2.74	$1.43
Diluted	$0.99	$0.54	$2.65	$1.42
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	17,727,852	17,576,899	17,677,714	17,630,517
Diluted	19,069,474	17,686,979	18,500,371	17,763,871

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

(Dollars in thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$18,946	$9,631	$49,071	$25,167
Comprehensive income/(loss):
Unrealized gains/(losses) on available for sale securities:
Unrealized holding gains/(losses) arising during the period	(27,704)	7,689	(32,486)	27,633
Reclassification adjustment for amounts included in net income	—	—	81	(7)
	(27,704)	7,689	(32,405)	27,626

Tax effect	7,569	(2,052)	9,281	(8,048)
Net of tax	(20,135)	5,637	(23,124)	19,578

Unrealized gains/(losses) on cash flow hedges:
Unrealized holding gains/(losses) arising during the period	676	(742)	1,751	(4,928)
	676	(742)	1,751	(4,928)

Tax effect	(185)	205	(471)	1,280
Net of tax	491	(537)	1,280	(3,648)

Total other comprehensive income/(loss)	(19,644)	5,100	(21,844)	15,930

Total comprehensive income/(loss)	$(698)	$14,731	$27,227	$41,097

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands, except per share amounts)

(Unaudited)

Three Months Ended September 30, 2026 and September 30, 2025

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2026 17,718,733 common shares outstanding	$30,000	$18,230	$354,747	$(122,953)	$485,522	$(49,761)	$715,785
Net income	—	—	—	—	18,946	—	18,946
Other comprehensive loss	—	—	—	—	—	(19,644)	(19,644)
Amortization of restricted stock units	—	—	1,493	—	—	—	1,493
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(886)	—	(886)
Preferred stock issuance (20,000 shares at $1,000 per share)	20,000	—	—	—	—	—	20,000
Cash dividends declared on preferred stock	—	—	—	—	(495)	—	(495)
Issuance of shares for Employee Stock Purchase Plan, 9,219 shares	—	8	419	—	—	—	427
Balance at September 30, 2026 17,727,952 common shares outstanding	$50,000	$18,238	$356,659	$(122,953)	$503,087	$(69,405)	$735,626

						Accumulated
						Other	Total
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive	Shareholders'
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Equity
Balance at July 1, 2025 17,636,264 common shares outstanding	$—	$18,078	$350,246	$(120,287)	$437,321	$(55,581)	$629,777
Net income	—	—	—	—	9,631	—	9,631
Other comprehensive income	—	—	—	—	—	5,100	5,100
Amortization of restricted stock units	—	—	1,233	—	—	—	1,233
Cash dividends declared on common stock ($0.05 per share)	—	—	—	—	(877)	—	(877)
Share repurchase, (100,000) shares	—	—	—	(2,666)	—	—	(2,666)
Issuance of shares for Employee Stock Purchase Plan, 12,207 shares	—	10	342	—	—	—	352
Balance at September 30, 2025 17,548,471 common shares outstanding	$—	$18,088	$351,821	$(122,953)	$446,075	$(50,481)	$642,550

Nine Months Ended September 30, 2026 and September 30, 2025

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2026 17,558,019 common shares outstanding	$—	$18,096	$353,267	$(122,953)	$457,357	$(47,561)	$658,206
Net income	—	—	—	—	49,071	—	49,071
Other comprehensive loss	—	—	—	—	—	(21,844)	(21,844)
Restricted stock units issued, 172,270 shares	—	144	(144)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (32,620) shares	—	(27)	(1,058)	—	—	—	(1,085)
Amortization of restricted stock units	—	—	3,534	—	—	—	3,534
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,651)	—	(2,651)
Preferred stock issuance (50,000 shares at $1,000 per share)	50,000	—	—	—	—	—	50,000
Cash dividends declared on preferred stock	—	—	—	—	(690)	—	(690)
Issuance of shares for Employee Stock Purchase Plan, 30,283 shares	—	25	1,060	—	—	—	1,085
Balance at September 30, 2026 17,727,952 common shares outstanding	$50,000	$18,238	$356,659	$(122,953)	$503,087	$(69,405)	$735,626

						Accumulated
						Other
(In thousands, except share and	Preferred	Common		Treasury	Retained	Comprehensive
per share data)	Stock	Stock	Surplus	Stock	Earnings	Loss	Total
Balance at January 1, 2025 17,586,616 common shares outstanding	$—	$17,953	$348,264	$(117,509)	$423,552	$(66,411)	$605,849
Net income	—	—	—	—	25,167	—	25,167
Other comprehensive income	—	—	—	—	—	15,930	15,930
Restricted stock units issued, 175,124 shares	—	147	(147)	—	—	—	—
Restricted stock units repurchased on vesting to pay taxes, (42,284) shares	—	(36)	(1,213)	—	—	—	(1,249)
Amortization of restricted stock units	—	—	4,079	—	—	—	4,079
Cash dividends declared on common stock ($0.15 per share)	—	—	—	—	(2,644)	—	(2,644)
Share repurchase, (200,000) shares	—	—	—	(5,444)	—	—	(5,444)
Issuance of shares for Employee Stock Purchase Plan, 29,015 shares	—	24	838	—	—	—	862
Balance at September 30, 2025 17,548,471 common shares outstanding	$—	$18,088	$351,821	$(122,953)	$446,075	$(50,481)	$642,550

See accompanying notes to consolidated financial statements.

PEAPACK-GLADSTONE FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES:
Net income	$49,071	$25,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,571	2,988
Amortization of premium and accretion of discount on securities, net	(62)	(53)
Amortization of restricted stock	3,534	4,079
Amortization of intangible assets	723	816
Write-off of subordinated debt costs	938	—
Amortization of subordinated debt costs	32	420
Provision for credit losses	23,914	15,847
Deferred tax expense/(benefit)	6,124	(2,919)
Stock-based compensation and employee stock purchase plan expense	176	151
Fair value adjustment for equity security	641	(362)
Loss/(gain) on securities available for sale	81	(7)
Loans originated for sale (A)	(17,924)	(19,149)
Proceeds from sales of loans held for sale (A)	22,638	20,567
Gain on loans held for sale (A)	(1,093)	(1,122)
Loss on loans held for sale at lower of cost or fair value	—	364
Loss on disposal of fixed assets	—	(9)
Loss on OREO sold	510	—
Increase in cash surrender value of life insurance, net	(505)	(400)
Increase in accrued interest receivable	(3,326)	(4,222)
Decrease in other assets	(27,145)	(2,701)
Increase in accrued expenses and other liabilities	10,124	4,801
NET CASH PROVIDED BY OPERATING ACTIVITIES	72,022	44,256
INVESTING ACTIVITIES:
Principal repayments, maturities and calls of securities available for sale	546,550	517,203
Principal repayments, maturities and calls of securities held to maturity	18,457	4,162
Redemptions of FHLB and FRB stock	64,639	22,305
Proceeds from sales of securities available for sale	97,019	53,182
Purchase of securities available for sale	(713,729)	(514,674)
Purchase of FHLB and FRB stock	(72,233)	(21,319)
Proceeds from sales of loans held for sale at lower of cost or fair value	—	(364)
Proceeds from sales of OREO	302	—
Net increase in loans, net of participations sold	(849,594)	(526,838)
Purchase of premises and equipment	(6,366)	(11,796)
Disposal of premises and equipment	81	37
NET CASH USED IN INVESTING ACTIVITIES	(914,874)	(478,102)
FINANCING ACTIVITIES:
Net increase in deposits	769,403	433,140
Net increase in short-term borrowings	207,852	—
Dividends paid on preferred stock	(690)	—
Dividends paid on common stock	(2,651)	(2,644)
Restricted stock repurchased on vesting to pay taxes	(1,085)	(1,249)
Repayment of subordinated debt	(100,000)	(35,000)
Proceeds from issuance of preferred stock	50,000	—
Issuance of shares for employee stock purchase plan	1,085	862
Shares repurchased	—	(5,444)
NET CASH PROVIDED BY FINANCING ACTIVITIES	923,914	389,665
Net increase/(decrease) in cash and cash equivalents	81,062	(44,181)
Cash and cash equivalents at beginning of period	187,820	391,367
Cash and cash equivalents at end of period	$268,882	$347,186
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$111,110	$124,693
Income tax, net	4,192	12,871
Transfer of loans to other real estate owned	908	—
Right-of-use asset obtained in exchange for operating lease liabilities	7,889	931

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain information and footnote disclosure included in the audited consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2025 for Peapack-Gladstone Financial Corporation (the “Corporation” or the “Company”). In the opinion of Management of the Corporation, the accompanying unaudited consolidated interim financial statements contain all adjustments (consisting solely of normal and recurring accruals) necessary to present fairly the financial position as of September 30, 2026, and the results of operations, comprehensive income and changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025. The cash flow statements are presented for the nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year or for any future period.

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

SBA loans originated with the intent to sell in the secondary market are carried at the lower of cost or fair value. SBA loans are generally sold with the servicing rights retained. Gains and losses on the sale of SBA loans are based on the difference between the selling price and the carrying value of the related loan sold. Total SBA loans serviced totaled $123.0 million and $132.5 million as of September 30, 2026 and December 31, 2025, respectively. SBA loans held for sale, with an estimated fair value of $1.4 million and $4.8 million at September 30, 2026 and December 31, 2025, respectively. The servicing asset recorded was not material.

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

Loans are considered past due when they are not paid within 30 days in accordance with contractual terms. The accrual of income on loans, including individually evaluated loans, is discontinued if, in the opinion of Management, principal or interest is not likely to be paid in accordance with the terms of the loan agreement, or when principal or interest is past due 90 days unless the asset is both well secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual status are reversed against interest income. Payments received on nonaccrual loans are recorded as principal payments. A nonaccrual loan is returned to accrual status only when interest and principal payments are brought current and future payments are reasonably assured, generally when the Bank receives contractual payments for a minimum of six consecutive months. Commercial loans are generally charged off, in whole or in part, after an analysis is completed which indicates that collectability of the full principal balance is in doubt. Consumer closed-end loans are generally charged off after they become 120 days past due and open-end loans after 180 days. Subsequent payments are credited to income only if collection of principal is not in doubt. If principal and interest payments are brought contractually current and future collectability is reasonably assured, loans may be returned to accrual status. Nonaccrual mortgage loans are generally charged off to the extent that the value of the underlying collateral does not cover the outstanding principal balance. The majority of the Company’s loans are secured by real estate located in New Jersey, metropolitan New York, including New York City and Long Island, and, to a lesser extent, Pennsylvania.

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

There were no stock options granted during the three or nine months ended September 30, 2026. As of September 30, 2026, there was no unrecognized compensation cost related to non-vested stock options granted under the Company's stock incentive plans.

The Company issued performance-based and service-based restricted stock units in 2026 and 2025. Service-based units vest ratably over a three- or five-year period. There were 98,934 service-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first nine months of 2026.

The performance-based awards are dependent upon the Company meeting certain performance criteria and, to the extent the performance criteria are met, will cliff vest at the end of the performance period, which is generally three years. Additionally, the Company entered into Special Executive Retention Performance Restricted Stock Unit (the “Market-Based RSUs”) Award Agreements (the "Agreements") with our President and Chief Executive Officer and the Senior Executive Vice President of the Company and President of Private Wealth Management, to incentivize the executives to remain in the employ of the Company through December 31, 2028 and to reward them for achieving certain Company performance goals specified in the Agreements. The number of Market-Based RSUs issued upon vesting will range from 0% to 250% of the shares granted based on the 30-day average stock price of the Company measured at the end of each performance period. The fair value of Market Based RSUs granted is estimated using a Monte Carlo simulation. Expected volatilities were determined based on the historical volatilities of the Company and the specified peer group. The risk-free interest rate for the performance period was derived from the Treasury constant maturities yield curve on the valuation dates. There were 133,354 performance-based restricted stock units granted under the 2025 Long-Term Stock Incentive Plan during the first nine months of 2026, of which 66,000 units were Market-Based RSUs.

Changes in non-vested shares dependent on performance criteria for the nine months ended September 30, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	133,936	$30.37
Granted during 2026	133,354	41.78
Vested during 2026	(53,729)	30.96
Forfeited during 2026	—	—
Balance, September 30, 2026	213,561	$38.57

Changes in service-based restricted stock awards/units for the nine months ended September 30, 2026 were as follows:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Balance, January 1, 2026	214,089	$31.37
Granted during 2026	98,934	33.18
Vested during 2026	(118,541)	31.26
Forfeited during 2026	(2,905)	30.96
Balance, September 30, 2026	191,577	$32.38

As of September 30, 2026, there was $9.6 million of total unrecognized compensation cost related to service-based and performance-based restricted stock units. This cost is expected to be recognized over a weighted average period of 2.09 years. Stock compensation expense recorded for the third quarters of 2026 and 2025 totaled $1.5 million and $1.2 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2026 and 2025 totaled $3.5 million and $4.1 million, respectively.

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

The Company did not issue performance-based phantom units in the first nine months of 2026. The Company issued 163,544 service-based phantom units in the first nine months of 2026. Service-based phantom units vest ratably over a three-year period.

Phantom units are recorded in compensation and employee benefits expense based on the fair value of the units on the balance sheet date. The fair value of these awards is updated at each balance sheet date and changes in the fair value of the vested portions of the awards are recorded as increases or decreases to compensation expense within compensation and employee benefits in the Consolidated Statements of Income. All of the outstanding phantom units at September 30, 2026 met the criteria to be treated under liability classification in accordance with Accounting Standards Codification ("ASC") 718, given that these awards will settle in cash on the vesting date.

Compensation expense for the phantom units is based on the fair value of the units as of the balance sheet date as further discussed above, and such costs are recognized ratably over the service period of the awards. As the fair value of liability awards is required to be re-measured each period end, stock compensation expense amounts recognized in future periods for these awards will vary. The estimated future cash payments of these awards are presented as liabilities within "Accrued expenses and other liabilities" in the Consolidated Statements of Condition. As of September 30, 2026, there was $12.9 million of unrecognized compensation costs related to non-vested phantom units. That cost is expected to be recognized over a weighted average period of 1.92 years. Stock compensation expense recorded for the third quarters of 2026 and 2025 totaled $2.4 million and $1.2 million, respectively. Stock compensation expense recorded for the nine months ended September 30, 2026 and 2025 totaled $8.2 million and $4.1 million, respectively.

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

The Company recorded $66,000 in compensation and employee benefits expense for the three months ended September 30, 2026 related to ESPP, compared to $56,000 for the three months ended September 30, 2025. Total shares issued under the ESPP during the third quarters ended September 30, 2026 and 2025 were 9,219 and 12,207, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recorded $176,000 and $151,000 in compensation and employee benefits expense, respectively, related to the ESPP. Total shares issued under the ESPP during the first nine months ended September 30, 2026 and 2025 were 30,283 and 29,015, respectively.

Earnings per share – Basic and Diluted: The following is a reconciliation of the calculation of basic and diluted earnings per share. Basic net income per share is calculated by dividing net income available to common shareholders by the weighted average shares outstanding during the reporting period. Diluted net income per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, converted or resulted in the issuance of common stock. The Company applies the treasury stock method to outstanding restricted stock units and other share-based awards and the if-converted method to its convertible preferred stock.

Under the if-converted method, the convertible preferred stock is assumed to have been converted into common stock at the beginning of the period, or from the date of issuance, if later. Accordingly, the numerator is adjusted to add back preferred dividends deducted in arriving at net income available to common shareholders, and the denominator is increased by the weighted-average number of common shares issuable upon assumed conversion. The assumed conversion is included only when dilutive.

Under the treasury stock method, the number of incremental shares from unvested restricted stock units and other share-based awards is determined based on the average market price of the Company's common stock during the applicable period, after assumed proceeds, including unrecognized compensation cost, as applicable, are used to repurchase common shares at that average market price.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
Net income	$18,946	$9,631	$49,071	$25,167
Less: Dividends on preferred stock	495	—	690	—
Net income available to common shareholders	$18,451	$9,631	$48,381	$25,167

Basic weighted average shares outstanding	17,727,852	17,576,899	17,677,714	17,630,517
Plus: common stock equivalents	1,341,622	110,080	822,657	133,354
Diluted weighted average shares outstanding	19,069,474	17,686,979	18,500,371	17,763,871
Net income per share
Basic	$1.04	$0.55	$2.74	$1.43
Diluted	0.99	0.54	2.65	1.42

For the three months ended September 30, 2026, all restricted stock units were dilutive and included in the computation of diluted earnings per share. For the three months ended September 30, 2025, 18,583 restricted stock units were not included in the computation of diluted earnings per share because they were anti-dilutive. For the nine months ended September 30, 2026 and 2025, 56,088 and 18,583 restricted stock units, respectively, were not included in the computation of diluted earnings per share because they were anti-dilutive. Anti-dilutive shares include common stock equivalents with weighted average exercise prices in excess of the average market value for the periods presented, as well as performance-based restricted stock units for which the applicable performance conditions had not been achieved as of the end of the reporting period or for which inclusion would have been anti-dilutive under the treasury stock method.

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

2. INVESTMENT SECURITIES

A summary of amortized cost and approximate fair value of investment securities available for sale and held to maturity included in the Consolidated Statements of Condition as of September 30, 2026 and December 31, 2025 follows:

	September 30, 2026
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S treasuries	$13,911	$—	$(172)	$—	$13,739
U.S government-sponsored agencies	219,846	—	(41,436)	—	178,410
Mortgage-backed securities–residential	647,788	141	(55,492)	—	592,437
SBA pool securities	17,123	—	(2,654)	—	14,469
Corporate bond	13,000	127	(188)	—	12,939
Total securities available for sale	$911,668	$268	$(99,942)	$—	$811,994
Securities Held to Maturity:
U.S. government-sponsored agencies	$25,000	$—	$(1,167)	$—	$23,833
Mortgage-backed securities–residential	52,350	—	(9,442)	—	42,908
Total securities held to maturity	$77,350	$—	$(10,609)	$—	$66,741

	December 31, 2025
		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
(In thousands)	Cost	Gains	Losses	Credit Losses	Value
Securities Available for Sale:
U.S government-sponsored agencies	$244,833	$—	$(33,610)	$—	$211,223
Mortgage-backed securities–residential	561,794	3,551	(34,980)	—	530,365
SBA pool securities	19,345	—	(2,133)	—	17,212
Corporate bond	15,500	250	(347)	—	15,403
Total securities available for sale	$841,472	$3,801	$(71,070)	$—	$774,203
Securities Held to Maturity:
U.S. government-sponsored agencies	$40,000	$—	$(1,125)	$—	$38,875
Mortgage-backed securities–residential	55,862	23	(7,269)	—	48,616
Total securities held to maturity	$95,862	$23	$(8,394)	$—	$87,491

The following table presents a summary of the gross gains, gross losses and net tax expense related to proceeds on sales of securities available for sale for the nine months ended September 30, 2026 and September 30, 2025, respectively. There were no sales of securities for the three months ended September 30, 2026.

	Nine Months Ended
(In thousands)	September 30, 2026	September 30, 2025
Proceeds from sales	$97,019	$53,182
Gross (losses)/gains	(81)	7
Net tax benefit/(expense)	22	(2)

The following tables present the Company’s available for sale and held to maturity securities with continuous unrealized losses and the approximate fair value of these investments as of September 30, 2026 and December 31, 2025.

	September 30, 2026
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. treasuries	$13,739	$(172)	$—	$—	$13,739	$(172)
U.S. government-sponsored agencies	—	—	178,410	(41,436)	178,410	(41,436)
Mortgage-backed securities residential	341,165	(12,222)	172,310	(43,270)	513,475	(55,492)
SBA pool securities	—	—	14,469	(2,654)	14,469	(2,654)
Corporate bond	—	—	7,312	(188)	7,312	(188)
Total securities available for sale	$354,904	$(12,394)	$372,501	$(87,548)	$727,405	$(99,942)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$23,833	$(1,167)	$23,833	$(1,167)
Mortgage-backed securities residential	3,871	(256)	39,037	(9,186)	42,908	(9,442)
Total securities held to maturity	$3,871	$(256)	$62,870	$(10,353)	$66,741	$(10,609)
Total securities	$358,775	$(12,650)	$435,371	$(97,901)	$794,146	$(110,551)

	December 31, 2025
	Duration of Unrealized Loss
	Less Than 12 Months		12 Months or Longer		Total
	Approximate		Approximate		Approximate
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(In thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Available for Sale:
U.S. government-sponsored agencies	$—	$—	$211,223	$(33,610)	$211,223	$(33,610)
Mortgage-backed securities residential	42,035	(79)	205,749	(34,901)	247,784	(34,980)
SBA pool securities	—	—	17,212	(2,133)	17,212	(2,133)
Corporate bond	—	—	9,652	(347)	9,652	(347)
Total securities available for sale	$42,035	$(79)	$443,836	$(70,991)	$485,871	$(71,070)
Securities Held to Maturity:
U.S. government-sponsored agencies	$—	$—	$38,875	$(1,125)	$38,875	$(1,125)
Mortgage-backed securities residential	—	—	43,737	(7,269)	43,737	(7,269)
Total securities held to maturity	$—	$—	$82,612	$(8,394)	$82,612	$(8,394)
Total securities	$42,035	$(79)	$526,448	$(79,385)	$568,483	$(79,464)

Available for sale and held to maturity securities with a carrying value of $392.8 million and $75.4 million as of September 30, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. None of the pledged securities are encumbered.

Available for sale and held to maturity securities are evaluated to determine if a decline in fair value below the amortized cost basis has resulted from a credit loss or other factors. An impairment related to credit factors would be recorded through an allowance for credit losses. The allowance is limited to the amount by which the security’s amortized cost basis exceeds the fair value. An impairment that has not been recorded through an allowance for credit losses is recorded through other comprehensive income, net of applicable taxes. Investment securities will be written down to fair value through the Consolidated Statements of Income when management intends to sell, or may be required to sell, the securities before they recover in value. The issuers of securities currently in a continuous loss position continue to make timely principal and interest payments and none of these securities were past due or were placed on nonaccrual status at September 30, 2026. Primarily all of the investment securities are backed by loans guaranteed by either U.S. government agencies or U.S government-sponsored entities, and management believes that default is highly unlikely given the lack of historical credit losses and governmental backing. Management believes that the unrealized losses on these securities are a function of changes in market interest rates and credit spreads, not changes in credit quality. Therefore, no allowance for credit losses was recorded for the three or nine months ended September 30, 2026 or 2025, respectively.

The Company has an investment in a CRA investment fund with a fair value of $12.8 million at September 30, 2026. This investment is classified as an equity security on our Consolidated Statements of Condition. This security had a loss of $502,000 and a loss of

$641,000 for the three and nine months ended September 30, 2026, respectively. This amount was included in the fair value adjustment for CRA equity security on the Consolidated Statements of Income.

3. LOANS AND LEASES

Loans outstanding, excluding those held for sale, by general ledger classification, as of September 30, 2026 and December 31, 2025, consisted of the following:

		% of		% of
	September 30,	Total	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Residential mortgage	$670,985	9.5%	$647,766	10.4%
Multifamily mortgage	1,832,595	25.9	1,862,592	29.8
Commercial mortgage	1,137,877	16.1	774,428	12.4
Commercial loans (including equipment financing)	3,069,966	43.3	2,721,447	43.5
Commercial construction	—	—	495	—
Home equity lines of credit	56,702	0.8	59,306	0.9
Consumer loans, including fixed rate home equity loans	311,167	4.4	187,360	3.0
Other loans	1,128	—	342	—
Total loans	$7,080,420	100.0%	$6,253,736	100.0%

In determining an appropriate amount for the allowance, the Bank segments and aggregated the loan portfolio based on common characteristics. The following pool segments identified as of September 30, 2026 and December 31, 2025 are based on the CECL methodology:

		% of		% of
	September 30,	Total	December 31,	Total
(Dollars in thousands)	2026	Loans	2025	Loans
Primary residential mortgage	$685,913	9.7%	$632,890	10.1%
Junior lien loan on residence	59,404	0.8	61,420	1.0
Multifamily property	1,832,595	25.9	1,862,592	29.8
Owner-occupied commercial real estate	308,968	4.4	289,801	4.6
Investment commercial real estate	1,472,338	20.8	1,101,082	17.6
Commercial and industrial	2,077,932	29.3	1,823,557	29.2
Lease financing	317,382	4.5	266,038	4.3
Construction	6,363	0.1	24,959	0.4
Consumer and other	317,374	4.5	189,633	3.0
Total loans	7,078,269	100.0%	6,251,972	100.0%
Net deferred costs	2,151		1,764
Total loans including net deferred costs	$7,080,420		$6,253,736

The following tables present the recorded investment in nonaccrual and loans past due 90 days or over still on accrual by class of loans as of September 30, 2026 and December 31, 2025:

		September 30, 2026
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$3,113	$3,113	$—
Junior lien loan on residence	93	93	—
Multifamily property	34,070	38,884	200
Commercial and industrial	9,182	15,445	—
Total	$46,458	$57,535	$200

		December 31, 2025
	Nonaccrual		Loans Past Due
	With No		90 Days or Over
	Allowance		And Still
(In thousands)	for Credit Loss	Nonaccrual	Accruing Interest
Primary residential mortgage	$2,573	$2,573	$—
Junior lien loan on residence	106	106	—
Multifamily property	14,671	31,343	—
Investment commercial real estate	9,628	11,557	—
Commercial and industrial	8,973	22,641	—
Lease financing	23	23	—
Total	$35,974	$68,243	$—

The following tables present the aging of the recorded investment in past due loans as of September 30, 2026 and December 31, 2025 by class of loans, excluding nonaccrual loans:

	September 30, 2026
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$1,089	$180	$—	$1,269
Junior lien loan on residence	—	63	—	63
Multifamily property	4,944	25,326	200	30,470
Commercial and industrial	5,454	2,323	—	7,777
Total	$11,487	$27,892	$200	$39,579

	December 31, 2025
	30-59	60-89	90 Days or
	Days	Days	Greater	Total
(In thousands)	Past Due	Past Due	Past Due	Past Due
Primary residential mortgage	$7,121	$799	$—	$7,920
Junior lien on residence	—	64	—	64
Multifamily property	4,642	9,576	—	14,218
Commercial and industrial	4,228	125	—	4,353
Total	$15,991	$10,564	$—	$26,555

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

The following is a summary of the credit risk profile of loans by internally assigned grade as of September 30, 2026 and December 31, 2025 based on originations for the periods indicated; the years represent the year of origination for non-revolving loans:

	Grade as of September 30, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$113,950	$64,081	$65,033	$76,016	$94,739	$249,871	$8,080	$10,031	$681,801
Special mention	—	—	—	347	—	—	—	—	347
Substandard	—	—	—	1,292	1,446	1,027	—	—	3,765
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	113,950	64,081	65,033	77,655	96,185	250,898	8,080	10,031	685,913
Current period gross charge-offs	—	—	—	—	—	1	—	—	1

Junior lien loan on residence:
Pass	499	—	—	377	831	492	51,019	6,093	59,311
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	18	75	93
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	499	—	—	377	831	492	51,037	6,168	59,404
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	139,084	222,000	21,213	43,097	406,335	885,034	850	44,299	1,761,912
Special mention	—	—	—	—	3,374	26,178	—	—	29,552
Substandard	—	—	—	—	—	41,131	—	—	41,131
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	139,084	222,000	21,213	43,097	409,709	952,343	850	44,299	1,832,595
Current period gross charge-offs	—	—	—	—	—	10,043	—	—	10,043

Owner-occupied commercial real estate:
Pass	53,456	60,424	31,334	3,934	20,560	125,713	2,147	9,646	307,214
Special mention	—	—	—	—	—	—	457	—	457
Substandard	—	—	—	—	—	1,297	—	—	1,297
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	53,456	60,424	31,334	3,934	20,560	127,010	2,604	9,646	308,968
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	500,390	280,314	39,653	89,166	69,979	404,690	32,732	24,327	1,441,251
Special mention	—	—	—	—	20,915	639	—	—	21,554
Substandard	—	—	—	—	9,533	—	—	—	9,533
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	500,390	280,314	39,653	89,166	100,427	405,329	32,732	24,327	1,472,338
Current period gross charge-offs	—	—	—	—	—	994	—	—	994

Commercial and industrial:
Pass	459,429	401,198	177,253	35,960	80,018	52,815	807,870	35,434	2,049,977
Special mention	—	—	144	716	—	686	528	2,396	4,470
Substandard	—	568	—	1,249	—	5,123	3,872	12,673	23,485
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	459,429	401,766	177,397	37,925	80,018	58,624	812,270	50,503	2,077,932
Current period gross charge-offs	216	684	551	9,549	—	—	—	—	11,000

Lease financing:
Pass	85,356	94,072	32,587	27,427	19,160	48,586	—	—	307,188
Special mention	—	—	—	—	—	—	—	—	—
Substandard	10,194	—	—	—	—	—	—	—	10,194
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	95,550	94,072	32,587	27,427	19,160	48,586	—	—	317,382
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	—	5,500	—	—	—	—	863	—	6,363
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	—	5,500	—	—	—	—	863	—	6,363
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	160,460	86,635	—	—	—	1,669	65,625	2,985	317,374
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	160,460	86,635	—	—	—	1,669	65,625	2,985	317,374
Current period gross charge-offs	—	80	—	—	—	—	—	21	101

Total:

	Grade as of September 30, 2026 for Loans Originated During
						2021		Revolving-
(In thousands)	2026	2025	2024	2023	2022	and Prior	Revolving	Term	Total
Pass	1,512,624	1,214,224	367,073	275,977	691,622	1,768,870	969,186	132,815	6,932,391
Special mention	—	—	144	1,063	24,289	27,503	985	2,396	56,380
Substandard	10,194	568	—	2,541	10,979	48,578	3,890	12,748	89,498
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,522,818	$1,214,792	$367,217	$279,581	$726,890	$1,844,951	$974,061	$147,959	$7,078,269
Total Current Period Gross Charge-offs	$216	$764	$551	$9,549	$—	$11,038	$—	$21	$22,139

	Grade as of December 31, 2025 for Loans Originated During
						2020		Revolving-
(In thousands)	2025	2024	2023	2022	2021	and Prior	Revolving	Term	Total
Primary residential mortgage:
Pass	$85,591	$71,744	$84,353	$100,859	$65,826	$213,686	$—	$7,595	$629,654
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	1,341	725	—	1,170	—	—	3,236
Doubtful	—	—	—	—	—	—	—	—	—
Total primary residential mortgages	85,591	71,744	85,694	101,584	65,826	214,856	—	7,595	632,890
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Junior lien loan on residence:
Pass	—	—	456	966	53	640	53,187	6,013	61,315
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	104	1	105
Doubtful	—	—	—	—	—	—	—	—	—
Total junior lien loan on residence	—	—	456	966	53	640	53,291	6,014	61,420
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Multifamily property:
Pass	228,337	23,563	50,982	404,551	582,573	457,032	525	44,575	1,792,138
Special mention	—	—	—	—	9,577	4,510	—	—	14,087
Substandard	—	—	—	11,888	14,337	30,142	—	—	56,367
Doubtful	—	—	—	—	—	—	—	—	—
Total multifamily property	228,337	23,563	50,982	416,439	606,487	491,684	525	44,575	1,862,592
Current period gross charge-offs	—	—	—	6,724	—	6,267	—	—	12,991

Owner-occupied commercial real estate:
Pass	66,950	31,903	4,051	21,019	42,915	95,725	15,980	9,947	288,490
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	1,311	—	—	1,311
Doubtful	—	—	—	—	—	—	—	—	—
Total owner-occupied commercial real estate	66,950	31,903	4,051	21,019	42,915	97,036	15,980	9,947	289,801
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Investment commercial real estate:
Pass	282,992	40,256	99,050	127,401	70,298	386,318	21,975	35,928	1,064,218
Special mention	—	—	—	22,030	—	3,277	—	—	25,307
Substandard	—	—	—	9,628	—	1,929	—	—	11,557
Doubtful	—	—	—	—	—	—	—	—	—
Total investment commercial real estate	282,992	40,256	99,050	159,059	70,298	391,524	21,975	35,928	1,101,082
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial:
Pass	474,578	299,802	71,416	95,215	92,549	11,815	694,850	25,386	1,765,611
Special mention	—	—	935	—	6,870	647	3,000	181	11,633
Substandard	—	10,234	1,249	—	120	2,377	19,634	12,699	46,313
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	474,578	310,036	73,600	95,215	99,539	14,839	717,484	38,266	1,823,557
Current period gross charge-offs	—	232	2,517	11,087	—	44	—	—	13,880

Lease financing:
Pass	103,440	38,742	31,353	29,541	38,229	23,992	718	—	266,015
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	23	—	—	23
Doubtful	—	—	—	—	—	—	—	—	—
Total lease financing	103,440	38,742	31,353	29,541	38,229	24,015	718	—	266,038
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction:
Pass	5,500	—	—	—	—	—	19,459	—	24,959
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial construction loans	5,500	—	—	—	—	—	19,459	—	24,959
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer and other loans:
Pass	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer and other loans	140,823	—	—	—	149	2,623	43,417	2,621	189,633
Current period gross charge-offs	—	—	—	—	—	4	—	33	37

Total:
Pass	1,388,211	506,010	341,661	779,552	892,592	1,191,831	850,111	132,065	6,082,033
Special mention	—	—	935	22,030	16,447	8,434	3,000	181	51,027
Substandard	—	10,234	2,590	22,241	14,457	36,952	19,738	12,700	118,912
Doubtful	—	—	—	—	—	—	—	—	—
Total Loans	$1,388,211	$516,244	$345,186	$823,823	$923,496	$1,237,217	$872,849	$144,946	$6,251,972
Total Current Period Gross Charge-offs	$—	$232	$2,517	$17,811	$—	$6,315	$—	$33	$26,908

At September 30, 2026, $57.5 million of substandard loans were individually evaluated, compared to $68.2 million at December 31, 2025. The decrease in substandard loans during the nine months ended September 30, 2026 was driven by the upgrade of four multifamily loans totaling $22.7 million, the liquidation of one multifamily loan with a balance of $7.2 million, the payoff of one multifamily loan totaling $2.3 million, and the improvement in the risk rating of five commercial and industrial loans totaling $19.7 million. These reductions were partially offset by the downgrade of five multifamily loans totaling $17.8 million, during the nine months ended September 30, 2026.

The increase in special mention loans during the nine months ended September 30, 2026 was primarily attributable to the addition of five multifamily loans with an outstanding balance of $28.3 million and eight commercial and industrial loans with an outstanding balance of $3.1 million. This increase was partially offset by the sale of one multifamily loan of $8.3 million, the payoff of one investment commercial real estate loan of $2.6 million, the downgrade of five commercial and industrial loans of $8.5 million and the upgrade of one multifamily loan totaling $4.5 million.

Loan Modifications:

The Company will provide loan modifications, at its discretion, to assist borrowers that may be experiencing financial difficulty. Examples of changes provided in a loan modification may include payment deferrals that are more than insignificant, an extension of the note term, or a reduction in the interest rate on a note. In certain instances, the Company may grant more than one type of modification. All accruing modified loans were paying in accordance with their modified terms as of September 30, 2026. The Company has not committed to lend additional amounts as of September 30, 2026 to customers with outstanding loans that are classified as modified loans.

There were eleven loan modifications made during the first nine months of 2026, which included three multifamily loans, three primary residential mortgages, and five commercial and industrial loans totaling $8.5 million, $607,000 and $2.9 million, respectively.

The following tables provide information related to the modifications completed during the three months ended September 30, 2026 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended
	September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$178	0.03%
Commercial and industrial	410	0.02%
Total	$588	0.05%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Three Months Ended
	September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$4,486	0.24%
Total	$4,486	0.24%

	Term Extension
	Three Months Ended
	September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$298	0.01%
Total	$298	0.01%

	Combination Significant Payment
	Term Extension
	Three Months Ended
	September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$1,746	0.08%
Total	$1,746	0.08%

The following tables provide information related to the modifications completed during the nine months ended September 30, 2026 by pool segment and type of concession granted:

	Significant Payment Delay
	Nine Months Ended September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$607	0.09%
Commercial and industrial	410	0.02%
Total	$1,017	0.11%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Nine Months Ended September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$8,503	0.46%
Total	$8,503	0.46%

	Combination Significant Payment
	Delay and Term Extension
	Nine Months Ended September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$2,093	0.10%
Total	$2,093	0.10%

	Term Extension
	Nine Months Ended September 30, 2026
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$411	0.02%
Total	$411	0.02%

The following table provides information related to the modifications during the three months ended September 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Three Months Ended
	September 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$405	0.06%
Total	$405	0.06%

The following table provides information related to the modifications during the nine months ended September 30, 2025 by pool segment and type of concession granted:

	Significant Payment Delay
	Nine Months Ended September 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Primary residential mortgage	$691	0.11%
Multifamily property	46,749	2.60%
Commercial and industrial	10,443	0.60%
Total	$57,883	3.31%

	Combination Interest Rate Reduction
	and Significant Payment Delay
	Nine Months Ended September 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Multifamily property	$50,561	2.81%
Commercial and industrial	79	0.00%
Total	$50,640	2.81%

	Combination Significant Payment
	Delay and Term Extension
	Nine Months Ended September 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$416	0.02%
Total	$416	0.02%

	Combination Interest Rate Reduction
	Significant Payment Delay & Term Extension
	Nine Months Ended September 30, 2025
	Amortized	% of Total
	Cost Basis	Class of
	at Period	Financing
(Dollars in thousands)	End	Receivable
Commercial and industrial	$2,882	0.16%
Total	$2,882	0.16%

The following table depicts the payment status of the loans that were modified to a borrower experiencing financial difficulties as of September 30, 2026:

	Payment Status at September 30, 2026
		30-89 Days	90+ Days
(Dollars in thousands)	Current	Past Due	Past Due
Primary residential mortgage	$826	$84	$81
Multifamily property	36,126	—	—
Commercial and industrial	10,266	—	5,682
Total	$47,218	$84	$5,763

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

The following table presents loans by class modified that failed to comply with the modified terms in the twelve months following modification and resulted in a payment default at September 30, 2026:

	Amortized Cost Basis of Modified Loans
	That Subsequently Defaulted
	Nine Months Ended September 30, 2026
	Significant	Term
(Dollars in thousands)	Pay Delay	Extension
Primary residential mortgage	$81	$—
Commercial and industrial	—	11,288
Total	$81	$11,288

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

The Company does not estimate expected credit losses on accrued interest receivable (“AIR”) on loans, as AIR is reversed or written off when the full collection of the AIR related to a loan becomes doubtful. AIR on loans totaled $31.7 million at September 30, 2026 and $28.5 million at December 31, 2025.

The following tables present the loan balances by segment, and the corresponding balances in the allowance as of September 30, 2026 and December 31, 2025. The allowance was based on the CECL methodology.

	September 30, 2026
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$3,113	$—	$682,800	$5,809	$685,913	$5,809
Junior lien loan on residence	93	—	59,311	183	59,404	183
Multifamily property	38,884	1,434	1,793,711	8,461	1,832,595	9,895
Owner-occupied commercial real estate	—	—	308,968	3,691	308,968	3,691
Investment commercial real estate	—	—	1,472,338	17,348	1,472,338	17,348
Commercial and industrial	15,445	3,175	2,062,487	24,755	2,077,932	27,930
Lease financing	—	—	317,382	2,897	317,382	2,897
Construction	—	—	6,363	53	6,363	53
Consumer and other loans	—	—	317,374	5,145	317,374	5,145
Total ACL	$57,535	$4,609	$7,020,734	$68,342	$7,078,269	$72,951

	December 31, 2025
		Ending ACL
		Attributable		Ending ACL
	Total	To	Total	Attributable
	Individually	Individually	Loans	To Loans		Total
	Evaluated	Evaluated	Collectively	Collectively	Total	Ending
(In thousands)	Loans	Loans	Evaluated	Evaluated	Loans	ACL
Primary residential mortgage	$2,573	$—	$630,317	$5,328	$632,890	$5,328
Junior lien loan on residence	106	—	61,314	208	61,420	208
Multifamily property	31,343	3,574	1,831,249	8,884	1,862,592	12,458
Owner-occupied commercial real estate	—	—	289,801	3,630	289,801	3,630
Investment commercial real estate	11,557	994	1,089,525	12,993	1,101,082	13,987
Commercial and industrial	22,641	7,466	1,800,916	21,919	1,823,557	29,385
Lease financing	23	—	266,015	2,554	266,038	2,554
Construction	—	—	24,959	297	24,959	297
Consumer and other loans	—	—	189,633	3,192	189,633	3,192
Total ACL	$68,243	$12,034	$6,183,729	$59,005	$6,251,972	$71,039

Individually evaluated loans included nonaccrual loans of $57.5 million at September 30, 2026 and $68.2 million at December 31, 2025. Individually evaluated loans did not include any performing modified loans at September 30, 2026. There was no allowance allocated to modified loans at September 30, 2026.

The allowance for credit losses was $73.0 million as of September 30, 2026, compared to $71.0 million at December 31, 2025. The increase in the ACL reflected a $23.9 million provision for credit losses, driven in part by loan growth of $826.7 million for the nine months ended September 30, 2026 and higher specific reserves established on certain individually evaluated loans. This increase was partially offset by net charge-offs of $21.9 million during the period, which included net charge-offs of $10.7 million related to the liquidation of several commercial and industrial relationships, $10.0 million associated with the sale of three multifamily loans and payoff of one multifamily loan, $1.0 million related to investment commercial real estate loans and $0.2 million related to consumer and other loans.

The ACL as a percentage of loans was 1.03 percent at September 30, 2026, compared to 1.14 percent at December 31, 2025. The decrease in the ratio primarily reflected lower specific reserves as the Company resolved certain problem loans through discounted payoffs and loan sales, resulting in the related reserves being realized through charge-offs.

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

The following tables present collateral dependent loans individually evaluated by segment as of September 30, 2026 and December 31, 2025:

	September 30, 2026
				Average
	Unpaid			Individually
	Principal	Recorded	Related	Evaluated
(In thousands)	Balance	Investment	Allowance	Loans
With no related allowance recorded:
Primary residential mortgage (A)	$3,395	$3,113	$—	$3,038
Junior lien loan on residence (A)	112	93	—	100
Multifamily property (B)	34,134	32,636	—	30,470
Commercial and industrial (A)(C)(D)	19,680	8,626	—	9,743
Consumer and other loans (E)	80	—	—	27
Total loans with no related allowance	$57,401	$44,468	$—	$43,378
With related allowance recorded:
Multifamily property (B)	$6,248	$6,248	$1,434	$5,451
Commercial and industrial (A)(C)(D)(F)	6,819	6,819	3,175	5,780
Total loans with related allowance	$13,067	$13,067	$4,609	$11,231
Total loans individually evaluated	$70,468	$57,535	$4,609	$54,609

(A) Secured by residential real estate.

(B) Secured by multifamily residential properties.

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Unsecured.

(F) Secured by machinery and equipment.

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

(C) Secured by commercial real estate.

(D) Secured by all business assets.

(E) Secured by machinery and equipment.

Interest income recognized on individually evaluated loans for the three and nine months ended September 30, 2026 and 2025 was not material. The Company did not recognize any income on non-accruing loans for the three and nine months ended September 30, 2026 and 2025.

The activity in the allowance for credit losses for the three months ended September 30, 2026 and September 30, 2025 is summarized below:

	July 1,				September 30,
	2026				2026
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$5,717	$—	$—	$92	$5,809
Junior lien loan on residence	178	—	—	5	183
Multifamily property	10,390	(1,745)	—	1,250	9,895
Owner-occupied commercial real estate	3,421	—	—	270	3,691
Investment commercial real estate	15,584	—	—	1,764	17,348
Commercial and industrial	27,022	(2,845)	24	3,729	27,930
Lease financing	2,825	—	—	72	2,897
Construction	342	—	—	(289)	53
Consumer and other loans	3,688	(87)	1	1,543	5,145
Total ACL	$69,167	$(4,677)	$25	$8,436	$72,951

(A) Provision to roll forward the ACL excludes provision of $63,000 for off-balance sheet commitments.

	July 1,				September 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,828	$—	$—	$490	$5,318
Junior lien loan on residence	209	—	—	24	233
Multifamily property	18,526	(6,725)	—	5,810	17,611
Owner-occupied commercial real estate	3,254	—	—	129	3,383
Investment commercial real estate	12,526	—	—	256	12,782
Commercial and industrial	37,545	(11,299)	24	(3,023)	23,247
Lease financing	2,204	—	—	667	2,871
Construction	190	—	—	130	320
Consumer and other loans	2,488	(3)	4	388	2,877
Total ACL	$81,770	$(18,027)	$28	$4,871	$68,642

(A) Provision to roll forward the ACL excludes a credit of $81,000 for off-balance sheet commitments.

The activity in the allowance for credit losses for the nine months ended September 30, 2026 and September 30, 2025 is summarized below:

	January 1,				September 30,
	2026				2026
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$5,328	$(1)	$—	$482	$5,809
Junior lien loan on residence	208	—	—	(25)	183
Multifamily property	12,458	(10,043)	—	7,480	9,895
Owner-occupied commercial real estate	3,630	—	—	61	3,691
Investment commercial real estate	13,987	(994)	—	4,355	17,348
Commercial and industrial	29,385	(11,000)	279	9,266	27,930
Lease financing	2,554	—	—	343	2,897
Construction	297	—	—	(244)	53
Consumer and other loans	3,192	(101)	2	2,052	5,145
Total ACL	$71,039	$(22,139)	$281	$23,770	$72,951

(A) Provision to roll forward the ACL excludes a provision of $144,000 for off-balance sheet commitments.

	January 1,				September 30,
	2025				2025
	Beginning			Provision	Ending
(In thousands)	ACL	Charge-offs	Recoveries	(Credit) (A)	ACL
Primary residential mortgage	$4,398	$—	$—	$920	$5,318
Junior lien loan on residence	180	—	—	53	233
Multifamily property	17,653	(6,725)	—	6,683	17,611
Owner-occupied commercial real estate	3,208	—	—	175	3,383
Investment commercial real estate	11,685	—	—	1,097	12,782
Commercial and industrial	33,075	(13,648)	72	3,748	23,247
Lease financing	1,488	—	—	1,383	2,871
Construction	121	—	—	199	320
Consumer and other loans	1,184	(34)	43	1,684	2,877
Total ACL	$72,992	$(20,407)	$115	$15,942	$68,642

(A) Provision to roll forward the ACL excludes a credit of $95,000 for off-balance sheet commitments.

Allowance for Credit Losses on Off-Balance Sheet Commitments

The following tables present the activity in the ACL for off-balance sheet commitments for the nine months ended September 30, 2026 and 2025:

	January 1,
	2026		September 30,
	Beginning	Provision	2026
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$608	$144	$752

	January 1,
	2025		September 30,
	Beginning	Provision	2025
(In thousands)	ACL	(Credit)	Ending ACL
Off balance sheet commitments	$691	$(95)	$596

5. DEPOSITS

Certificates of deposit that met or exceeded $250,000 totaled $120.7 million and $138.1 million at September 30, 2026 and December 31, 2025, respectively. The Company had no brokered certificates of deposit at either September 30, 2026 or December 31, 2025.

The following table sets forth the details of total deposits as of September 30, 2026 and December 31, 2025:

	September 30,		December 31,
	2026		2025
(Dollars in thousands)
Noninterest-bearing demand deposits	$1,555,544	21.1%	$1,428,745	21.7%
Interest-bearing checking (A)	3,658,620	49.7	3,448,497	52.3
Savings	103,933	1.4	105,123	1.6
Money market (B)	1,670,251	22.7	1,197,995	18.2
Certificates of deposit - retail	370,034	5.1	408,219	6.2
Certificates of deposit - listing service	—	—	400	—
Total deposits	7,358,382	100.0%	6,588,979	100.0%

(A)
Interest-bearing checking included $2.15 billion at September 30, 2026 and $1.98 billion at December 31, 2025 of reciprocal balances in the Reich & Tang or Promontory Demand Deposit Marketplace programs.
(B)
Money market included $287.7 million at September 30, 2026 and $165.6 million at December 31, 2025 of reciprocal balances in the Promontory Demand Deposit Marketplace program.

The scheduled maturities of certificates of deposit, including brokered certificates of deposit, as of September 30, 2026, are as follows:

(In thousands)
2026	$162,501
2027	203,494
2028	3,017
2029	505
2030	331
2031 and later	186
Total	$370,034

6. FEDERAL HOME LOAN BANK ADVANCES AND OTHER BORROWINGS

At September 30, 2026, the Company had $281.1 million of overnight borrowings at the FHLB at a rate of 4.21 percent. At December 31, 2025, the Company had $73.3 million of overnight borrowings at the FHLB at a rate of 3.96 percent. At September 30, 2026, unused short-term overnight borrowing capacity available through the FHLB totaled $1.48 billion, $15.0 million from correspondent banks and $3.10 billion through the Federal Reserve Bank of New York. The Company maintains a blanket lien on eligible mortgage loans and securities to secure outstanding and potential future borrowings from both the FHLB and the Federal Reserve Bank of New York.

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

The following tables present the statements of income and total assets for the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30, 2026
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$66,886	$606	$67,492
Noninterest income	2,691	17,305	19,996
Total income	69,577	17,911	87,488

Provision for credit losses	8,499	—	8,499
Compensation and benefits	32,478	6,828	39,306
Premises and equipment expense	5,192	773	5,965
Depreciation expense	1,116	109	1,225
FDIC expense	1,557	—	1,557
Professional and legal fees	1,509	—	1,509
Trust department expense	—	1,186	1,186
Other operating expense	3,439	961	4,400
Total operating expense	53,790	9,857	63,647
Income before income tax expense	15,787	8,054	23,841
Income tax expense	2,573	2,322	4,895
Net income	$13,214	$5,732	$18,946

	Three Months Ended September 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$50,021	$552	$50,573
Noninterest income	4,188	15,933	20,121
Total income	54,209	16,485	70,694

Provision for credit losses	4,790	—	4,790
Compensation and employee benefits	31,405	5,351	36,756
Premises and equipment expense	4,985	624	5,609
Depreciation expense	956	111	1,067
FDIC insurance expense	1,345	—	1,345
Professional and legal fees	1,972	—	1,972
Trust department expense	—	1,111	1,111
Other operating expense	3,406	1,031	4,437
Total operating expense	48,859	8,228	57,087
Income before income tax expense	5,350	8,257	13,607
Income tax expense	1,564	2,412	3,976
Net income	$3,786	$5,845	$9,631

	Nine Months Ended September 30, 2026
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$189,585	$1,724	$191,309
Noninterest income	13,581	51,143	64,724
Total income	203,166	52,867	256,033

Provision for credit losses	23,914	—	23,914
Compensation and employee benefits	96,876	21,397	118,273
Premises and equipment expense	15,310	2,176	17,486
Depreciation expense	3,239	332	3,571
FDIC insurance expense	4,440	—	4,440
Professional and legal fees	4,578	17	4,595
Trust department expense	—	3,555	3,555
Other operating expense	11,561	2,774	14,335
Total operating expense	159,918	30,251	190,169
Income before income tax expense	43,248	22,616	65,864
Income tax expense	10,348	6,445	16,793
Net income	$32,900	$16,171	$49,071

Total assets at period end	$8,279,762	$217,784	$8,497,546

	Nine Months Ended September 30, 2025
		Wealth
(In thousands)	Banking	Management	Total
Net interest income	$142,645	$1,723	$144,368
Noninterest income	12,805	47,621	60,426
Total income	155,450	49,344	204,794

Provision for credit losses	15,847	—	15,847
Compensation and employee benefits	89,120	19,576	108,696
Premises and equipment expense	14,480	2,003	16,483
Depreciation expense	2,633	355	2,988
FDIC insurance expense	3,245	—	3,245
Professional and legal fees	4,807	—	4,807
Trust department expense	—	3,246	3,246
Other operating expense	10,957	3,208	14,165
Total operating expense	141,089	28,388	169,477
Income before income tax expense	14,361	20,956	35,317
Income tax expense	4,127	6,023	10,150
Net income	$10,234	$14,933	$25,167

Total assets at period end	$7,313,724	$125,918	$7,439,642

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Management. Once received, a third party conducts a review of the appraisal for compliance with the Uniform Standards of Professional Appraisal Practice and appropriate analysis methods for the type of property. Subsequently, a member of the Credit Department reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals on collateral dependent impaired loans and other real estate owned (consistent for all loan types) are obtained on an annual basis, unless a significant change in the market or other factors warrants a more frequent appraisal. On an annual basis, Management compares the actual selling price of any collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value for other properties. The most recent analysis performed indicated that a discount up to 15 percent should be applied to appraisals on properties. The discount is determined based on the nature of the underlying properties, aging of appraisals and other factors. For each collateral-dependent impaired loan, we consider other factors, such as certain indices or other market information, as well as property specific circumstances to determine if an adjustment to the appraised value is needed. In situations where there is evidence of change in value, the Bank will determine if there is a need for an adjustment to the specific reserve on the collateral dependent impaired loans. When the Bank applies an interim adjustment, it generally shows the adjustment as an incremental specific reserve against the loan until it has received the full updated appraisal. All collateral-dependent impaired loans and other real estate owned valuations were supported by an appraisal less than 12 months old or in the process of obtaining an appraisal as of September 30, 2026.

The following tables summarize, at the dates indicated, assets measured at fair value on a recurring basis, including financial assets for which the Company has elected the fair value option:

Assets Measured on a Recurring Basis

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Available for sale:
U.S. treasuries	$13,739	$—	$13,739	$—
U.S. government-sponsored agencies	178,410	—	178,410	—
Mortgage-backed securities-residential	592,437	—	592,437	—
SBA pool securities	14,469	—	14,469	—
Corporate bond	12,939	—	12,939	—
CRA investment fund	12,818	12,818	—	—
Derivatives:
Cash flow hedges	4,180	—	4,180	—
Loan level swaps	14,832	—	14,832	—
Total	$843,824	$12,818	$831,006	$—

Liabilities:
Derivatives:
Loan level swaps	14,832	—	14,832	—
Total	$14,832	$—	$14,832	$—

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

The Company has elected the fair value option for certain loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans are 90 days or more past due or on nonaccrual as of September 30, 2026 and December 31, 2025.

The following table presents residential loans held for sale, at fair value, at the dates indicated:

(In thousands)	September 30, 2026	December 31, 2025
Residential loans contractual balance	$—	$445
Fair value adjustment	—	5
Total fair value of residential loans held for sale	$—	$450

The following tables summarize, at the dates indicated, assets measured at fair value on a non-recurring basis:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
(In thousands)	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily	$4,814	$—	$—	$4,814
Commercial and industrial	3,644	—	—	3,644

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets For	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
(In thousands)	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
Individually evaluated loans:
Multifamily property	$13,098	$—	$—	$13,098
Investment commercial real estate	935	—	—	935
Commercial and industrial	6,575	—	—	6,575

The carrying amounts and estimated fair values of financial instruments at September 30, 2026 are as follows:

		Fair Value Measurements at September 30, 2026 using
	Carrying
(In thousands)	Amount	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$268,882	$268,882	$—	$—	$268,882
Securities available for sale	811,994	—	811,994	—	811,994
Securities held to maturity	77,350	—	66,741	—	66,741
CRA investment fund	12,818	12,818	—	—	12,818
FHLB and FRB stock	22,199	—	—	—	N/A
Loans held for sale, at lower of cost or fair value	1,266	—	1,397	—	1,397
Loans, net of allowance for credit losses	7,007,469	—	—	6,728,999	6,728,999
Accrued interest receivable	35,297	—	3,591	31,706	35,297
Accrued interest receivable loan level swaps (A)	390	—	390	—	390
Cash flow hedges	4,180	—	4,180	—	4,180
Loan level swaps	14,442	—	14,442	—	14,442
Financial liabilities
Deposits	$7,358,382	$6,988,348	$367,346	$—	$7,355,694
Short-term borrowings	281,119	—	281,119	—	281,119
Accrued interest payable	5,467	4,813	654	—	5,467
Accrued interest payable loan level swaps (B)	390	—	390	—	390
Loan level swap	14,442	—	14,442	—	14,442
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

9. REVENUE FROM CONTRACTS WITH CUSTOMERS

All of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized within noninterest income.

The following tables present the sources of noninterest income for the periods indicated:

	For the Three Months Ended September 30,
(In thousands)	2026	2025
Service charges on deposits
Overdraft fees	$128	$103
Interchange income	275	252
Other	1,040	829
Wealth management fees (A)	17,279	15,798
Loss on sale of property	—	(3)
Loss on sale of OREO property	(510)	—
Corporate advisory fee income	19	692
Other (B)	1,765	2,450
Total noninterest other income	$19,996	$20,121

	For the Nine Months Ended September 30,
(In thousands)	2026	2025
Service charges on deposits
Overdraft fees	$334	$318
Interchange income	832	752
Other	3,026	2,420
Wealth management fees (A)	51,002	47,176
Loss on sale of property	—	(9)
Loss on sale of OREO property	(510)	—
Gain on lease termination	—	875
Corporate advisory fee income	122	812
Other (B)	9,918	8,082
Total noninterest other income	$64,724	$60,426

(A)
Includes investment brokerage fees.
(B)
All of the other category is outside the scope of ASC 606.

The following tables present the sources of noninterest income by operating segment for the periods indicated:

	For the Three Months Ended September 30,			For the Three Months Ended September 30,
	2026			2025
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$128	$—	$128	$103	$—	$103
Interchange income	275	—	275	252	—	252
Other	1,040	—	1,040	829	—	829
Wealth management fees (A)	—	17,279	17,279	—	15,798	15,798
Loss on sale of property	—	—	—	(3)	—	(3)
Loss on sale of OREO property	(510)	—	(510)	—	—	—
Corporate advisory fee income	19	—	19	692	—	692
Other (B)	1,739	26	1,765	2,315	135	2,450
Total noninterest income	$2,691	$17,305	$19,996	$4,188	$15,933	$20,121

	For the Nine Months Ended September 30,			For the Nine Months Ended September 30,
	2026			2025
(In thousands)		Wealth			Wealth
Revenue by Operating Segment	Banking	Management	Total	Banking	Management	Total
Service charges on deposits
Overdraft fees	$334	$—	$334	$318	$—	$318
Interchange income	832	—	832	752	—	752
Other	3,026	—	3,026	2,420	—	2,420
Wealth management fees (A)	—	51,002	51,002	—	47,176	47,176
Loss on sale of property	—	—	—	(9)	—	(9)
Loss on sale of OREO property	(510)	—	(510)	—	—	—
Gain on lease termination	—	—	—	875	—	875
Corporate advisory fee income	122	—	122	812	—	812
Other (B)	9,777	141	9,918	7,637	445	8,082
Total noninterest income	$13,581	$51,143	$64,724	$12,805	$47,621	$60,426

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

Interchange income: The Company earns interchange fees from debit cardholder transactions conducted through the Visa payment network. Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder. Interchange income is presented on a gross basis in noninterest income. The Company offers rewards to qualifying debit cardholders. Cardholder rewards are directly associated with the Company's debit card program and reduce the net economic benefit derived from interchange fees; however, they are recognized separately in other expenses within noninterest expense in the consolidated statements of income and do not reduce reported interchange income. Cardholder rewards totaled $19,000 for the three months ended September 30, 2026, compared to $17,000 for the same period in 2025, and $55,000 for the nine months ended September 30, 2026, compared to $41,000 for the same period in 2025.

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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the three months ended September 30, 2026 and 2025:

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2026	Reclassifications	2026	2026
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(52,308)	$(20,135)	$(20,135)	$(72,443)

Gain/(loss) on cash flow hedges	2,547	491	491	3,038

Accumulated other comprehensive gain/(loss), net of tax	$(49,761)	$(19,644)	$(19,644)	$(69,405)

			Other
			Comprehensive
		Other	Income/(Loss)
		Comprehensive	Three Months
	Balance at	Income/(Loss)	Ended	Balance at
	July 1,	Before	September 30,	September 30,
(In thousands)	2025	Reclassifications	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(58,207)	$5,637	$5,637	$(52,570)

Gain/(loss) on cash flow hedges	2,626	(537)	(537)	2,089

Accumulated other comprehensive gain/(loss), net of tax	$(55,581)	$5,100	$5,100	$(50,481)

The following is a summary of the accumulated other comprehensive income/(loss) balances, net of tax, for the nine months ended September 30, 2026 and 2025:

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2026	Reclassifications	Income/(Loss)	2026	2026
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(49,319)	$(23,183)	$59	$(23,124)	$(72,443)

Gain/(loss) on cash flow hedges	1,758	1,280	—	1,280	3,038

Accumulated other comprehensive gain/(loss), net of tax	$(47,561)	$(21,903)	$59	$(21,844)	$(69,405)

			Amount	Other
			Reclassified	Comprehensive
		Other	From	Income/(Loss)
		Comprehensive	Accumulated	Nine Months
	Balance at	Income/(Loss)	Other	Ended	Balance at
	January 1,	Before	Comprehensive	September 30,	September 30,
(In thousands)	2025	Reclassifications	Income/(Loss)	2025	2025
Net unrealized holding gain/(loss) on securities available for sale, net of tax	$(72,148)	$19,583	$(5)	$19,578	$(52,570)

Gain/(loss) on cash flow hedges	5,737	(3,648)	—	(3,648)	2,089

Accumulated other comprehensive gain/(loss), net of tax	$(66,411)	$15,935	$(5)	$15,930	$(50,481)

The following represents the reclassifications out of accumulated other comprehensive income/(loss) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
(In thousands)	2026	2025	Affected Line Item in Income
Unrealized gains/(losses) on securities available for sale:
Reclassification adjustment for amounts included in net income	$81	$(7)	Securities gains/(losses)
Tax effect	(22)	2	Income tax expense
Total reclassifications, net of tax	$59	$(5)

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

Interest Rate Swaps Designated as Cash Flow Hedges

Interest rate swaps with a notional amount of $180.0 million at September 30, 2026 and $305.0 million at December 31, 2025 were designated as cash flow hedges of certain interest-bearing deposits. On a quarterly basis, the Company performs a qualitative hedge effectiveness assessment. This assessment takes into consideration any adverse developments related to the counterparty’s risk of default and any negative events or circumstances that affect the factors that originally enabled the Company to assess that it could reasonably support, qualitatively, an expectation that the hedging relationship was and will continue to be highly effective. As of September 30, 2026, there were no events or market conditions that would result in hedge ineffectiveness. The aggregate fair value of the swaps is recorded in other assets/liabilities with changes in fair value recorded in other comprehensive income. The amount included in accumulated other comprehensive income would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

The following table presents information about the interest rate swaps designated as cash flow hedges as of September 30, 2026 and December 31, 2025:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amount	$180,000	$305,000
Weighted average pay rate	2.56%	2.17%
Weighted average receive rate	3.56%	3.10%
Weighted average maturity	1.24 years	1.39 years
Unrealized gain/(loss), net	$4,180	$2,429

Number of contracts	7	12

	September 30, 2026
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$180,000	$4,180
Total included in other assets	$180,000	4,180
Total included in other liabilities	—	—

	December 31, 2025
	Notional	Fair
(In thousands)	Amount	Value
Interest rate swaps related to interest-bearing deposits	$305,000	$2,429
Total included in other assets	280,000	2,441
Total included in other liabilities	25,000	(12)

Cash Flow Hedges

The following table presents the net gains/(losses) recorded in accumulated other comprehensive income/(loss) and the consolidated financial statements relating to the cash flow derivative instruments for the three and nine months ended September 30, 2026 and 2025:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2026	2025	2026	2025
Interest rate contracts
Gain/(loss) recognized in other comprehensive income (effective portion)	$676	$(742)	$1,751	$(4,928)

Net interest income recorded on these swap transactions totaled $484,000 and $1.5 million for the three and nine months ended September 30, 2026, respectively. Net interest income recorded on these swap transactions totaled $943,000 and $3.0 million for the three and nine months ended September 30, 2025, respectively. Net income/expense for these swap transactions is reported as a component of interest expense.

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

The accrued interest receivable and payable related to these swaps of $390,000 and $541,000 at September 30, 2026 and December 31, 2025, respectively, is recorded in other assets and other liabilities.

Information about these swaps is as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Notional amount	$398,603	$429,286
Fair value	$(14,442)	$(7,835)
Weighted average pay rates	4.25%	4.12%
Weighted average receive rates	5.25%	5.37%
Weighted average maturity	2.76 years	3.02 years

Number of contracts	49	53

12. PREFERRED STOCK

In March 2026, the Company issued 30,000 shares of Series B Non-Cumulative Perpetual Convertible Preferred Stock (the “Series B Preferred Stock”) in a private placement, raising $30.0 million in capital. Under the related purchase agreement, the Company had the ability to issue, at its sole discretion, up to 20,000 additional shares for $20.0 million through December 31, 2027. In July 2026, the Company issued the remaining 20,000 shares for $20.0 million. The Series B Preferred Stock is convertible into common stock at the option of the holder on or after the five-year anniversary of the applicable issue date or in connection with a change in control, subject to applicable terms and conditions. Subject to customary anti-dilution adjustments, conversion occurs at a rate of 26.3157 shares of common stock for each share of Series B Preferred Stock held. The Series B Preferred Stock carries a dividend rate of 6.00 percent per annum, is non-callable for the first five years, but may thereafter be redeemed by the Company, subject to applicable terms, conditions and regulatory approvals. These securities qualify as Tier 1 Capital for purposes of calculating regulatory capital ratios.

For purposes of calculating diluted net income per share, the Company applies the if-converted method to the Series B Preferred Stock when the effect is dilutive. Under this method, the Series B Preferred Stock is assumed to have been converted into shares of the Company's common stock at the beginning of the period, or from the date of issuance, if later. The related common shares are included in diluted weighted-average shares outstanding, and preferred dividends deducted in determining income available to common shareholders are added back in applying the if-converted method for diluted earnings per share, when dilutive.

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

14. LEASES

The Company maintains certain property and equipment under direct financing and operating leases. As of September 30, 2026, the Company's operating lease ROU asset and operating lease liability totaled $43.4 million and $46.8 million, respectively. As of December 31, 2025, the Company's operating lease ROU asset and operating lease liability totaled $39.9 million and $43.3 million, respectively. Weighted average discount rates of 4.51 percent and 4.44 percent were used in the measurement of the ROU asset and lease liability at September 30, 2026 and December 31, 2025, respectively.

The Company's leases have remaining lease terms between three months to 16 years, with a weighted average lease term of 8.74 years at September 30, 2026. The Company's leases had remaining lease terms between six months to 11 years, with a weighted average lease term of 8.47 years at December 31, 2025. The Company’s lease agreements may include options to extend or terminate the lease. The Company’s decision to exercise renewal options is based on an assessment of its current business needs and market factors at the time of the renewal.

Total operating lease costs were $1.8 million and $1.6 million for three months ended September 30, 2026 and 2025, respectively. The variable lease costs were $140,000 and $123,000 for the three months ended September 30, 2026 and 2025, respectively.

Total operating lease costs were $5.1 million and $4.9 million for the nine months ended September 30, 2026 and 2025, respectively. The variable lease costs were $403,000 and $365,000 for the nine months ended September 30, 2026 and 2025, respectively.

The following is a schedule of the Company's operating lease liabilities by contractual maturity as of September 30, 2026:

(In thousands)
2026	$1,796
2027	7,053
2028	6,823
2029	6,542
2030	6,640
Thereafter	28,603
Total lease payments	57,457
Less: imputed interest	10,653
Total present value of lease payments	$46,804

The following table shows the supplemental cash flow information related to the Company’s direct finance and operating leases for the periods indicated:

	For the Nine Months Ended Sept 30,
(In thousands)	2026	2025
Right-of-use asset obtained in exchange for lease obligation	$7,889	$931
Operating cash flows from operating leases	5,137	4,731
Operating cash flows from direct finance leases	35	40
Financing cash flows from direct finance leases	106	106

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
•
declines in our net interest margin caused by the interest rate environment, the shape of the yield curve and/or our highly competitive market;
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

EXECUTIVE SUMMARY: The following tables present certain key aspects of our performance for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2026	2025	2026 vs 2025
Results of Operations:
Interest income	$106,871	$92,545	$14,326
Interest expense	39,379	41,972	(2,593)
Net interest income	67,492	50,573	16,919
Wealth management fee income	17,279	15,798	1,481
Other income	2,717	4,323	(1,606)
Total other income	19,996	20,121	(125)

Total revenue (A)	87,488	70,694	16,794

Operating expenses	55,148	52,297	2,851
Pretax income before provision for credit losses	32,340	18,397	13,943
Provision for credit losses	8,499	4,790	3,709
Pretax income	23,841	13,607	10,234
Income tax expense	4,895	3,976	919
Net income	18,946	9,631	9,315
Dividends on preferred stock	495	—	495
Net income available to common shareholders	$18,451	$9,631	$8,820

Diluted average shares outstanding	19,069,474	17,686,979	1,382,495

Diluted earnings per share	$0.99	$0.54	$0.45

Return on average assets annualized ("ROAA")	0.93%	0.53%	0.40%
Return on average common equity annualized ("ROACE")	10.70	6.12	4.58

(A) The sum of net interest income and other income.

	For the Nine Months Ended September 30,		Change
(Dollars in thousands, except per share data)	2026	2025	2026 vs 2025
Results of Operations:
Interest income	$302,130	$268,541	$33,589
Interest expense	110,821	124,173	(13,352)
Net interest income	191,309	144,368	46,941
Wealth management fee income	51,002	47,176	3,826
Other income	13,722	13,250	472
Total other income	64,724	60,426	4,298

Total revenue (A)	256,033	204,794	51,239

Operating expenses	166,255	153,630	12,625
Pretax income before provision for credit losses	89,778	51,164	38,614
Provision for credit losses	23,914	15,847	8,067
Pretax income	65,864	35,317	30,547
Income tax expense	16,793	10,150	6,643
Net income	49,071	25,167	23,904
Dividends on preferred stock	690	—	690
Net income available to common shareholders	$48,381	$25,167	$23,214

Diluted average shares outstanding	18,500,371	17,763,871	736,500

Diluted earnings per share	$2.65	$1.42	$1.23

Return on average assets annualized (ROAA)	0.83%	0.47%	0.36%
Return on average common equity annualized (ROACE)	9.54	5.41	4.13

(A) The sum of net interest income and other income.

	September 30,	December 31,	Change
	2026	2025	2026 vs 2025
Selected Balance Sheet Ratios:
Total capital (Tier I + II) to risk-weighted assets	11.81%	12.68%	(0.87)%
Tier I leverage ratio	9.29	8.87	0.42
Loans to deposits	96.22	94.91	1.31
Allowance for credit losses to total loans	1.03	1.14	(0.11)
Allowance for credit losses to nonperforming loans	126.35	104.10	22.25
Nonperforming loans to total loans	0.82	1.09	(0.27)

For the quarter ended September 30, 2026, the Company recorded total revenue of $87.5 million, pretax income of $23.8 million, net income available to common shareholders of $18.5 million and diluted earnings per share of $0.99, compared to revenue of $70.7 million, pretax income of $13.6 million, net income available to common shareholders of $9.6 million and diluted earnings per share of $0.54 for the same period last year.

The increase in net income for the third quarter of 2026 was primarily due to a $16.9 million increase in net interest income, reflecting growth in commercial and commercial mortgage loans and improved yields on average interest-earning assets, and a lower cost of average interest-bearing liabilities. This was partially offset by a $2.9 million increase in operating expenses and a $3.7 million increase in the provision for credit losses. The increase in operating expenses was principally attributable to the strategic addition of employees supporting the Company's expansion in New York City and Long Island, the expansion of the equipment financing team, increased health insurance costs and annual merit increases. Net interest margin improved to 3.34 percent for the third quarter of 2026 as compared to 2.81 percent for the same period in 2025. Wealth management fee income continues to be a consistent and steady revenue stream for the Company and represented 20 percent of total revenue for the third quarter of 2026.

For the nine months ended September 30, 2026, the Company recorded total revenue of $256.0 million, pretax income of $65.9 million, net income available to common shareholders of $48.4 million and diluted earnings per share of $2.65 compared to revenue of $204.8 million, pretax income of $35.3 million, net income available to common shareholders of $25.2 million and diluted earnings per share of $1.42 for the same period in 2025.

The increase in total revenue was primarily driven by higher net interest income, which was a result of growth in average interest earning assets, along with a lower cost of interest-bearing liabilities. Net interest margin, increased to 3.30 percent for the first nine months of 2026 from 2.76 percent for the same period in 2025. Wealth management fee income and other income also contributed to revenue growth, increasing $3.8 million and $472,000 for the nine months ended September 30, 2026, respectively. These revenue increases were partially offset by higher operating expenses and a higher provision for credit losses. Operating expenses increased principally due to the employee additions supporting the Company's expansion into New York City and Long Island, expansion of the equipment financing team, increased health insurance costs and annual merit increases.

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

Outstanding loan balances are the primary driver of the yields on interest-earning assets. The following tables summarize the loans that the Company closed during the periods indicated:

	For the Three Months Ended
	September 30,	September 30,	Change
(In thousands)	2026	2025	2026 vs 2025
Residential mortgage loans originated for portfolio	$25,698	$18,323	$7,375
Residential mortgage loans originated for sale	2,077	445	1,632
Total residential mortgage loans	27,775	18,768	9,007

Commercial real estate loans	183,231	78,825	104,406
Multifamily	58,895	47,991	10,904
C&I loans (A) (B)	514,517	453,554	60,963
Small business administration	—	6,821	(6,821)
Wealth lines of credit (A)	12,450	2,700	9,750
Total commercial loans	769,093	589,891	179,202

Installment loans	123,422	47,115	76,307
Home equity lines of credit (A)	10,394	11,755	(1,361)
Total loans closed	$930,684	$667,529	$263,155

	For the Nine Months Ended
	September 30,	September 30,	Change
(In thousands)	2026	2025	2026 vs 2025
Residential mortgage loans originated for portfolio	$107,327	$78,470	$28,857
Residential mortgage loans originated for sale	11,549	6,231	5,318
Total residential mortgage loans	118,876	84,701	34,175

Commercial real estate loans	457,878	150,191	307,687
Multifamily	137,220	128,141	9,079
C&I loans (A) (B)	1,171,915	911,507	260,408
Small business administration	11,445	19,839	(8,394)
Wealth lines of credit (A)	40,930	15,000	25,930
Total commercial loans	1,819,388	1,224,678	594,710

Installment loans	180,437	132,220	48,217
Home equity lines of credit (A)	21,401	21,714	(313)
Total loans closed	$2,140,102	$1,463,313	$676,789

(A) Includes loans and lines of credit that closed in the period but were not necessarily funded.

(B) Includes equipment finance leases and loans.

Loan growth for both periods was driven primarily by strategic business development initiatives, including the hiring of a new head of commercial real estate and the Company's expansion into the New York City and Long Island, the expansion of our equipment financing team and continued customer demand across key lending categories.

At September 30, 2026, December 31, 2025 and September 30, 2025, the Bank had a concentration in commercial real estate (“CRE”) loans as defined by applicable regulatory guidance as follows:

	September 30,	December 31,	September 30,
	2026	2025	2025
Multifamily real estate loans as a percent of total regulatory capital of the Bank	223%	231%	227%

Non-owner occupied commercial real estate loans as a percent of total regulatory capital of the Bank	179	136	131

Total CRE concentration	402%	367%	358%

Total CRE concentration increased to 402 percent of the Bank's total regulatory capital at September 30, 2026 from 367 percent at December 31, 2025. The increase was primarily attributable to growth in non-owner occupied commercial real estate lending, reflecting increased loan originations resulting from the Company's strategic business development initiatives, including the hiring of a new head of commercial real estate. In addition, the Bank's regulatory capital declined as a result of the Company's decision to redeem its outstanding subordinated debt in the first quarter of 2026. Total CRE concentration as a percentage of regulatory capital is monitored by Management. Management believes it satisfactorily addresses the key elements in the risk management framework laid out by its regulators for the effective management of CRE concentration risks.

The following tables reflect the components of the average balance sheet and of net interest income for the periods indicated:

Average Balance Sheet

Unaudited

Three Months Ended

	September 30, 2026			September 30, 2025
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$939,090	$7,430	3.16%	$963,706	$7,504	3.11%
Loans (B) (C):
Residential mortgages	668,213	7,909	4.73	650,299	7,337	4.51
Commercial mortgages	2,839,401	36,229	5.06	2,458,008	28,447	4.63
Commercial	3,008,999	48,106	6.39	2,586,780	42,790	6.62
Commercial construction	807	13	6.39	—	—	—
Installment	307,122	4,753	6.14	156,471	2,718	6.95
Home equity	55,640	962	6.86	53,781	1,020	7.59
Other	1,033	4	1.54	363	5	5.43
Total loans	6,881,215	97,976	5.65	5,905,702	82,317	5.58
Interest-earning deposits	226,092	1,679	2.95	304,681	2,960	3.89
Total interest-earning assets	8,046,397	107,085	5.28%	7,174,089	92,781	5.17%
Noninterest-earning assets:
Cash and due from banks	8,293			12,279
Allowance for credit losses	(71,902)			(82,803)
Premises and equipment	41,471			37,608
Other assets	132,562			136,238
Total noninterest-earning assets	110,424			103,322
Total assets	$8,156,821			$7,277,411
LIABILITIES:
Interest-bearing deposits:
Checking	$3,811,998	$26,454	2.75%	$3,640,088	$29,975	3.29%
Money market accounts	1,315,270	8,848	2.67	1,005,633	7,225	2.87
Savings	106,103	197	0.74	104,777	178	0.68
Certificates of deposit - retail	376,680	2,736	2.88	429,389	3,657	3.41
Subtotal interest-bearing deposits	5,610,051	38,235	2.70	5,179,887	41,035	3.17
Interest-bearing demand - brokered	—	—	—	—	—	—
Total interest-bearing deposits	5,610,051	38,235	2.70	5,179,887	41,035	3.17
FHLB advances and borrowings	111,630	1,133	4.03	—	—	—
Finance lease liabilities	1,075	11	4.06	1,242	13	4.19
Subordinated debt	—	—	—	98,954	924	3.74
Total interest-bearing liabilities	5,722,756	39,379	2.73%	5,280,083	41,972	3.18%
Noninterest-bearing liabilities:
Demand deposits	1,583,319			1,261,607
Accrued expenses and other liabilities	115,929			106,630
Total noninterest-bearing liabilities	1,699,248			1,368,237
Shareholders’ equity	734,817			629,091
Total liabilities and shareholders’ equity	$8,156,821			$7,277,411
Net interest income (tax-equivalent basis)		$67,706			$50,809
Net interest spread			2.55%			1.99%
Net interest margin (D)			3.34%			2.81%
Tax equivalent adjustment		$(214)			$(236)
Net interest income		$67,492			$50,573
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

Average Balance Sheet

Unaudited

Nine Months Ended

	September 30, 2026			September 30, 2025
	Average	Income/	Annualized	Average	Income/	Annualized
(Dollars in thousands)	Balance	Expense	Yield	Balance	Expense	Yield
ASSETS:
Interest-earning assets:
Investments:
Taxable (A)	$925,220	$21,503	3.10%	$1,010,936	$24,087	3.18%
Loans (B) (C):
Residential mortgages	666,410	23,988	4.80	636,268	21,146	4.43
Commercial mortgages	2,749,181	100,896	4.91	2,423,225	82,017	4.51
Commercial	2,879,869	136,708	6.33	2,520,420	124,909	6.61
Commercial construction	711	35	6.58	—	—	—
Installment	242,244	11,205	6.18	134,883	6,914	6.83
Home equity	56,179	2,871	6.83	50,143	2,811	7.47
Other	914	13	1.90	339	15	5.95
Total loans	6,595,508	275,716	5.59	5,765,278	237,812	5.50
Interest-earning deposits	245,408	5,554	3.03	259,707	7,354	3.78
Total interest-earning assets	7,766,136	302,773	5.21%	7,035,921	269,253	5.10%
Noninterest-earning assets:
Cash and due from banks	8,282			9,646
Allowance for credit losses	(70,221)			(78,040)
Premises and equipment	40,339			34,382
Other assets	134,264			130,645
Total noninterest-earning assets	112,664			96,633
Total assets	$7,878,800			$7,132,554
LIABILITIES:
Interest-bearing deposits:
Checking	$3,779,199	$75,602	2.67%	$3,548,745	$87,168	3.28%
Money market accounts	1,194,479	22,881	2.56	979,675	20,487	2.79
Savings	110,058	595	0.72	104,983	443	0.56
Certificates of deposit - retail	394,755	8,782	2.97	448,187	12,022	3.58
Subtotal interest-bearing deposits	5,478,491	107,860	2.63	5,081,590	120,120	3.15
Interest-bearing demand - brokered	—	—	—	6,337	210	4.42
Total interest-bearing deposits	5,478,491	107,860	2.63	5,087,927	120,330	3.15
FHLB advances and borrowings	57,569	1,719	3.99	15,215	516	4.53
Finance lease liabilities	1,117	35	4.19	1,282	40	4.16
Subordinated debt	21,767	1,207	7.41	108,065	3,287	4.06
Total interest-bearing liabilities	5,558,944	110,821	2.67%	5,212,489	124,173	3.18%
Noninterest-bearing liabilities:
Demand deposits	1,506,443			1,185,955
Accrued expenses and other liabilities	111,106			113,521
Total noninterest-bearing liabilities	1,617,549			1,299,476
Shareholders’ equity	702,307			620,589
Total liabilities and shareholders’ equity	$7,878,800			$7,132,554
Net interest income (tax-equivalent basis)		$191,952			$145,080
Net interest spread			2.54%			1.92%
Net interest margin (D)			3.30%			2.76%
Tax equivalent adjustment		$(643)			$(712)
Net interest income		$191,309			$144,368
(A)
Average balances for available for sale securities are based on amortized cost.
(B)
Interest income is presented on a tax-equivalent basis using a 21 percent federal tax rate.
(C)
Loans are stated net of unearned income and include nonaccrual loans.
(D)
Net interest income on a tax-equivalent basis as a percentage of total average interest-earning assets.

The effect of volume and rate changes on net interest income (on a tax-equivalent basis) for the three and nine month periods ended September 30, 2026 compared to September 30, 2025 are shown below:

	For the Three Months Ended September, 2026
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investment securities	$(194)	$120	$(74)
Loans	13,743	1,916	15,659
Interest-earning deposits	(674)	(607)	(1,281)
Total interest income	$12,875	$1,429	$14,304
LIABILITIES:
Interest-bearing checking	$1,303	$(4,824)	$(3,521)
Money market	2,154	(531)	1,623
Savings	2	17	19
Certificates of deposit - retail	(416)	(505)	(921)
Borrowed funds	567	566	1,133
Capital lease obligation	(2)	—	(2)
Subordinated debt	(466)	(458)	(924)
Total interest expense	$3,142	$(5,735)	$(2,593)
Net interest income (tax-equivalent basis)	$9,733	$7,164	$16,897

	For the Nine Months Ended September, 2026
	Difference due to		Change In
	Change In:		Income/
(In Thousands):	Volume	Rate	Expense
ASSETS:
Investment securities	$(2,013)	$(571)	$(2,584)
Loans	34,476	3,428	37,904
Interest-earning deposits	(364)	(1,436)	(1,800)
Total interest income	$32,099	$1,421	$33,520
LIABILITIES:
Interest-bearing checking	$5,135	$(16,701)	$(11,566)
Money market	4,303	(1,909)	2,394
Savings	24	128	152
Certificates of deposit - retail	(1,311)	(1,929)	(3,240)
Interest bearing demand brokered	(105)	(105)	(210)
Borrowed funds	1,351	(148)	1,203
Capital lease obligation	(5)	—	(5)
Subordinated debt	(3,760)	1,680	(2,080)
Total interest expense	$5,632	$(18,984)	$(13,352)
Net interest income (tax-equivalent basis)	$26,467	$20,405	$46,872

Net interest income increased $16.9 million, or 33 percent, for the third quarter of 2026 to $67.5 million from $50.6 million in the third quarter of 2025. Net interest margin ("NIM") was 3.34 percent and 2.81 percent for the three months ended September 30, 2026 and 2025, respectively, an increase of 53 basis points year over year. For the nine months ended September 30, 2026 the Company recorded net interest income of $191.3 million compared to $144.4 million for the same 2025 period. NIM was 3.30 percent and 2.76 percent for the nine months ended September 30, 2026 and 2025, respectively, an increase of 54 basis points. The improvement in net interest income, on a fully tax-equivalent basis, and NIM for both periods reflected strong loan growth and higher loan yields, together with lower average funding costs relative to the comparable 2025 periods, primarily reflected in lower costs of interest-bearing checking accounts. Continued growth in lower-cost client deposit relationships, including noninterest-bearing demand deposits and interest-bearing checking accounts, drove an increase in deposit balances, while reducing the Company's overall cost of funds relative to the comparable 2025 periods. Although market interest rates increased during the third quarter of 2026, average funding costs for the three- and nine-month periods remained below the comparable prior-year periods, which supported margin expansion.

The average balance of interest-earning assets increased to $8.05 billion during the third quarter of 2026 from $7.17 billion for the third quarter of 2025, reflecting an increase of $872.3 million, or 12 percent. Average interest-earning assets were $7.77 billion for the nine months ended September 30, 2026 compared to $7.04 billion in the same 2025 period, reflecting an increase of $730.2 million, or 10 percent. The increase in the average balance of interest-earning assets during the third quarter of 2026 when compared to the same quarter of 2025 was due to an increase in the average balance of outstanding loans of $975.5 million, partially offset by decreases in the average balance of investments of $24.6 million and the average balance of interest-earning deposits of $78.6 million. The increase in the average balance of interest-earning assets during the nine months ended September 30, 2026 when compared to the same period of 2025 was due to an increase in the average balance of loans of $830.2 million, partially offset by decreases in the average balance of investments of $85.7 million and the average balance of interest-earning deposits of $14.3 million.

The increase in the average balance of outstanding loans for the three and nine months ended September 30, 2026 was primarily driven by an increase in commercial loans, commercial mortgages, and installment loans. The average balance of commercial loans increased by $422.2 million, or 16 percent, to $3.01 billion for the quarter ended September 30, 2026 when compared to $2.59 billion for the quarter ended September 30, 2025. The average balance of commercial mortgages increased by $381.4 million, or 16 percent, to $2.84 billion for the quarter ended September 30, 2026 when compared to $2.46 billion during the quarter ended September 30, 2025. The average balance of installment loans increased by $150.7 million, or 96 percent, to $307.1 million for the quarter ended September 30, 2026 when compared to $156.5 million during the quarter ended September 30, 2025.

The average balance of commercial loans increased by $359.4 million, or 14 percent, to $2.88 billion for the nine months ended September 30, 2026 when compared to $2.52 billion for the nine months ended September 30, 2025. The average balance of commercial mortgages increased $326.0 million, or 13 percent, to $2.75 billion for the nine months ended September 30, 2026 when compared to $2.42 billion for the same period in 2025. The average balance of installment loans increased by $107.4 million, or 80 percent, to $242.2 million for the nine months ended September 30, 2026 when compared to $134.9 million for the nine months ended September 30, 2025. The increase in the average balance of loans for the three- and nine-month periods was primarily driven by the Company's strategic business development initiatives which included the addition of a new head of the commercial real estate lending team, along with our expansion into New York City and Long Island, the expansion of our equipment financing team and continued customer demand across key lending categories.

The average yield on total loans for the three months ended September 30, 2026 increased to 5.65 percent when compared to 5.58 percent for the three months ended September 30, 2025. The average yield on total loans for the nine months ended September 30, 2026 increased to 5.59 percent when compared to 5.50 percent for the same 2025 period. The yield on residential mortgages increased 22 basis points to 4.73 percent for the three months ended September 30, 2026, as compared to 4.51 percent for the same 2025 period. The yield on residential mortgages increased to 4.80 percent for the nine months ended September 30, 2026, when compared to 4.43 percent for the same 2025 period. The increase in the average yield for residential mortgages both periods was driven by the origination of loans at higher rates than the existing portfolio.

The average yield on commercial mortgages for the three months ended September 30, 2026, increased 43 basis points to 5.06 percent as compared to 4.63 percent for the same period in 2025. The average yield on commercial mortgages for the nine months ended September 30, 2026, increased to 4.91 percent when compared to 4.51 percent for the same 2025 period. The increase in the average yield on commercial mortgages for the three and nine months ended September 30, 2026, compared to the same periods in 2025, was primarily attributable to changes in portfolio mix and loan repricing characteristics, as higher yielding new origination and the runoff of lower-yielding legacy loans more than offset the effects of lower market rates during the comparative periods.

The average yield on commercial loans for the three months ended September 30, 2026 decreased 23 basis points to 6.39 percent from 6.62 percent at September 30, 2025. The average yield on commercial loans for the nine months ended September 30, 2026, decreased 28 basis points to 6.33 percent from 6.61 percent at September 30, 2025. The decline was primarily due to the cumulative 175 basis point reduction in the target Federal Funds rate from the second half of 2024 through December 31, 2025, which had a greater impact on these loans, which are typically floating rate loans with shorter repricing periods. The increase in the target federal funds rate during the third quarter of 2026 partially offset the effect of the earlier rate reductions. As of September 30, 2026, 28 percent of loans will reprice within one month, 33 percent within three months and 50 percent within one year.

The average yield on installment loans decreased to 6.14 percent for the three months ended September 30, 2026, compared to 6.95 percent for the same 2025 period. For the nine months ended September 30, 2026, the average yield on installment loans decreased to 6.18 percent from 6.83 percent for the comparable 2025 period. The lower yields primarily reflected the mix of loans added to the portfolio and lower market interest rates relative to the comparable prior-year periods.

Interest-earning deposits are an additional component of the Company's liquidity and interest rate risk management strategies. The combined average balance of these deposits for the three months ended September 30, 2026 was $226.1 million with an average yield of 2.95 percent as compared to $304.7 million and an average yield of 3.89 percent for the same period in 2025. The average balance of interest-earning deposits for the nine months ended September 30, 2026 was $245.4 million with an average yield of 3.03 percent as compared to $259.7 million and an average yield of 3.78 percent for the same period in 2025. The lower average balances for both periods reflected the deployment of available liquidity to fund loan growth. The decline in average yields was a result of the lower interest rate environment relative to the comparable 2025 periods.

The average balance of total investments declined by $24.6 million to $939.1 million for the three months ended September 30, 2026 as compared to $963.7 million for the three months ended September 30, 2025. The yield on investments increased by five basis points to 3.16 percent for the three months ended September 30, 2026, compared to 3.11 percent for the same period a year ago. For the nine months ended September 30, 2026, the average balance on total investments declined by $85.7 million to $925.2 million compared to $1.01 billion for the comparable 2025 period, while the average yield decreased eight basis points to 3.10 percent from 3.18 percent for the same period in 2025. The lower average balances were primarily the result of a security sale of $97.0 million as part of a portfolio repositioning completed during the first quarter of 2026. The Company purchased $114.3 million of investment securities during the third quarter of 2026, partially offsetting the reduction in average balances. The increase in investment yields during the third quarter of 2026 reflected the sale of lower-yielding securities during the first quarter of 2026 and the purchase of higher-yielding securities during the third quarter of 2026. The lower average yield of the nine-month period primarily reflected the decline in market interest rates through the end of 2025, following reductions in the target federal funds rate.

For the quarters ended September 30, 2026 and 2025, the average yields earned on interest-earning assets were 5.28 percent and 5.17 percent, respectively, an increase of 11 basis points year over year. For the nine months ended September 30, 2026 and 2025, the average yields earned on interest-earning assets were 5.21 percent and 5.10 percent, respectively, an increase of 11 basis points year over year.

For the three months ended September 30, 2026, the average balance of interest-bearing liabilities totaled $5.72 billion representing an increase of $442.7 million from $5.28 billion for the three month period ended September 30, 2025 primarily due to an increase in interest-bearing deposits and FHLB advances and borrowings. The increase primarily reflected a $430.2 million increase in average interest-bearing deposits to $5.61 billion and an $111.6 million increase in average FHLB advances and borrowings to $111.6 million. These increases were partially offset by a $99.0 million decrease in average subordinated debt resulting from the redemption of $100.0 million of subordinated debt in March 2026.

For the nine months ended September 30, 2026, the average balance of interest-bearing liabilities totaled $5.56 billion representing an increase of $352.8 million from $5.21 billion for the nine-month period ended September 30, 2025 primarily due to an increase in interest-bearing deposits of $390.6 million to $5.48 billion and a $42.4 million increase in average FHLB advances and borrowings to $57.6 million. These increases were partially offset by an $86.3 million decrease in average subordinated debt to $21.8 million, compared to $108.1 million for the comparable 2025 period.

The increase in the average balance of interest-bearing deposits for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 was primarily due to an increase in the average balances of interest-bearing checking deposits of $171.9 million and money market accounts of $309.6 million, partially offset by a decline in the average balance of certificates of deposit of $52.7 million.

The increase in average balance of interest-bearing deposits for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 was primarily due to an increase in the average balances of interest-bearing checking deposits of $230.5 million and money market accounts of $214.8 million, partially offset by the decline in the average balance of certificates of deposit of $53.4 million and interest-bearing brokered deposits of $6.3 million. The increase in interest-bearing checking deposits for the three and nine months ended September 30, 2026 was due to our continued expansion into the New York City and Long Island markets and client demand for FDIC-insured products, which we offer through reciprocal deposit programs. Our expansion around metro NY has allowed us to grow lower cost, relationship-based deposits, while reducing the Company's reliance on brokered deposits and other high-cost funding sources.

For the three months ended September 30, 2026, the average balance of FHLB advances and borrowings was $111.6 million, compared to no average borrowings for the comparable 2025 period. For the nine months ended September 30, 2026, the average balance of FHLB advances and borrowings was $57.6 million, compared to $15.2 million for the comparable 2025 period. The increase in average borrowings for both periods reflected the Company’s use of wholesale funding to support continued loan growth and manage liquidity. The average cost of FHLB advances and borrowings was 4.03 percent for the three months ended September 30, 2026. For the nine months ended September 30, 2026, the average cost of FHLB advances and borrowings decreased to 3.99 percent, compared to 4.53 percent for the comparable 2025 period, primarily reflecting lower market interest rates.

The Company is a participant in the Reich & Tang Demand Deposit Marketplace program and the Promontory program. The Company uses these deposit sweep services to place customer funds into interest-bearing demand (checking) accounts issued by other participating banks. Customer funds are placed at one or more participating banks to increase the level of FDIC insurance available to deposit customers. As a participant, the Company receives reciprocal amounts of deposits from other participating banks. Average reciprocal deposit balances for the three months ended September 30, 2026 and 2025 were $2.34 billion and $1.97 billion, respectively. Average reciprocal deposit balances for the nine months ended September 30, 2026 and 2025 were $2.32 billion and $1.86 billion, respectively.

At September 30, 2026, uninsured/unprotected deposits were approximately $2.49 billion, or 34 percent of total deposits. This amount was adjusted to exclude $144 million of public fund deposit balances, which are fully-collateralized and protected with an FHLB of New York letter of credit.

For the three months ended September 30, 2026 and 2025, the cost of interest-bearing liabilities was 2.73 percent and 3.18 percent, respectively, reflecting a decrease of 45 basis points. For the nine months ended September 30, 2026 and 2025, the cost of interest-bearing liabilities was 2.67 percent and 3.18 percent, respectively, reflecting a decrease of 51 basis points. The decrease for the three- and nine-month periods ended September 30, 2026 was driven by a decrease in the average cost of interest-bearing deposits. The Company also benefited from lower short-term borrowing costs for the nine months ended September 30, 2026, which decreased by 54 basis points to 3.99 percent when compared to 4.53 percent for the same 2025 period. The decrease in deposit and borrowing rates was due to the Federal Reserve lowering the target Federal Funds rate by 175 basis points during the latter half of 2024 through the end of 2025, and a change in the composition of the deposit portfolio with a greater concentration of lower-cost, core relationship deposits.

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

At September 30, 2026, the Company had investment securities available for sale with a fair value of $812.0 million compared with $774.2 million at December 31, 2025. The increase in investment securities was primarily due to the purchase of $114.3 million in the third quarter of 2026 partially offset by the sale of $97.0 million of mostly lower-yielding mortgage-backed securities during the nine months ended September 30, 2026 for a loss of $81,000. A net unrealized loss (net of income tax) of $72.4 million and $49.3 million related to these securities were included in shareholders’ equity at September 30, 2026 and December 31, 2025, respectively.

At September 30, 2026, the Company had investment securities held to maturity with a carrying cost of $77.4 million and an estimated fair value of $66.7 million compared with a carrying cost of $95.9 million and an estimated fair value of $87.5 million at December 31, 2025.

The Company had one equity security (a CRA investment security) with a fair value of $12.8 million at September 30, 2026 compared to $13.5 million at December 31, 2025, with changes in fair value recognized in the Consolidated Statements of Income. The Company recorded unrealized losses of $502,000 and $641,000 for the three and nine months ended September 30, 2026, respectively, compared to unrealized gains of $125,000 and $362,000 for the three and nine months ended September 30, 2025.

The carrying value of investment securities available for sale and held to maturity as of September 30, 2026 and December 31, 2025 are shown below:

	September 30, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
(In thousands)	Cost	Value	Cost	Value
Investment securities available for sale:
U.S. treasuries	$13,911	$13,739	$—	$—
U.S. government-sponsored agencies	219,846	178,410	244,833	211,223
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	647,788	592,437	561,794	530,365
SBA pool securities	17,123	14,469	19,345	17,212
Corporate bond	13,000	12,939	15,500	15,403
Total investment securities available for sale	$911,668	$811,994	$841,472	$774,203
Investment securities held to maturity:
U.S. government-sponsored agencies	25,000	23,833	40,000	38,875
Mortgage-backed securities-residential (principally U.S. government-sponsored entities)	52,350	42,908	55,862	48,616
Total investment securities held to maturity	$77,350	$66,741	$95,862	$87,491
Total	$989,018	$878,735	$937,334	$861,694

The following table presents the contractual maturities and yields of debt securities available for sale and held to maturity as of September 30, 2026. The weighted average yield is a computation of income within each maturity range based on the amortized cost of securities:

		After 1	After 5
		But	But	After
	Within	Within	Within	10
(Dollars in thousands)	1 Year	5 Years	10 Years	Years	Total
Investment securities available for sale:
U.S. treasuries	$—	$13,739	$—	$—	$13,739
	—	4.31%	—	—	4.31%
U.S. government-sponsored agencies	—	74,321	104,089	—	178,410
	—	1.36%	1.83%	—	1.65%
Mortgage-backed securities-residential (A)	50,033	8,257	27,972	506,175	592,437
	4.59%	2.32%	3.63%	4.01%	4.01%
SBA pool securities	—	1,307	7,384	5,778	14,469
	—	3.32%	1.96%	1.18%	1.73%
Corporate bond	—	—	12,939	—	12,939
	—	—	6.96%	—	6.96%
Total investments available for sale	$50,033	$97,624	$152,384	$511,953	$811,994
Weighted-average yield (A)	4.59%	1.84%	2.49%	3.97%	3.45%
Investment securities held to maturity:
U.S. government-sponsored agencies	—	25,000	—	—	25,000
	—	1.64%	—	—	1.64%
Mortgage-backed securities-residential (B)	—	—	—	52,350	52,350
	—	—	—	2.15%	2.15%
Total investments held to maturity	$—	$25,000	$—	$52,350	77,350
		1.64%	—	2.15%	1.99%
Total	$50,033	$122,624	$152,384	$564,303	$889,344
Weighted-average yield (A)	4.59%	1.80%	2.49%	3.80%	3.32%

(A)
Weighted-average yields are based on amortized cost with effective yields weighted for the contractual maturity of each security.
(B)
Shown using stated final maturity.

OTHER INCOME: The following tables present further detail on other income which is summarized and discussed subsequently:

	For the Three Months Ended September 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Wealth management fee income	$17,279	$15,798	$1,481
Service charges and fees	1,443	1,184	259
Bank owned life insurance	406	383	23
Loan fee income	1,517	1,879	(362)
Gain on sale of loans (mortgage banking)	28	6	22
Loss on loans held for sale at lower of cost or fair value	—	(364)	364
Gain on sale of SBA loans	84	203	(119)
Loss on sale of OREO property	(510)	—	(510)
Corporate advisory fee income	19	692	(673)
Other income	232	215	17
Fair value adjustment for CRA equity security	(502)	125	(627)
Total other income	$19,996	$20,121	$(125)

	For the Nine Months Ended September 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Wealth management fee income	$51,002	$47,176	$3,826
Service charges and fees	4,192	3,490	702
Bank owned life insurance	1,137	1,124	13
Loan fee income	7,430	4,767	2,663
Gain on sale of loans (mortgage banking)	162	96	66
Loss on loans held for sale at lower of cost or fair value	—	(364)	364
Fee income related to loan level, back-to-back swaps	385	221	164
Gain on sale of SBA loans	931	1,026	(95)
Loss on sale of OREO property	(510)	—	(510)
Corporate advisory fee income	122	812	(690)
Other income	595	1,709	(1,114)
Securities gains/(losses), net	(81)	7	(88)
Fair value adjustment for CRA equity security	(641)	362	(1,003)
Total other income	$64,724	$60,426	$4,298

The Company recorded total other income of $20.0 million for the third quarter of 2026 compared to $20.1 million for the third quarter of 2025, a decrease of $125,000. The decrease was primarily attributable to a $673,000 decline in corporate advisory fee income, a $627,000 unfavorable change in the fair value adjustment of CRA equity securities, a $510,000 loss on the sale of an OREO property, and a $362,000 decrease in loan fee income. These items were substantially offset by a $1.5 million increase in wealth management fee income, a $364,000 loss on loans held for sale in 2025 and a $259,000 increase in service charges and fees.

Total other income was $64.7 million for the nine months ended September 30, 2026 compared to $60.4 million for the comparable 2025 period, an increase of $4.3 million. The increase was primarily drive by a $3.8 million increase in wealth management fee income and a $2.7 million increase in loan fee income. These increases were partially offset by a $1.1 million decrease in other income, a $1.0 million unfavorable change in the fair value adjustment of CRA equity securities, a $690,000 decrease in corporate advisory fee income, and a $510,000 loss on the sale of an OREO property.

Service charges and fee income increased $259,000 to $1.4 million during the quarter ended September 30, 2026 from $1.2 million for the same period in 2025. For the nine months ended September 30, 2026 and 2025, the Company recorded service charges and fee income of $4.2 million and $3.5 million, respectively. The increases for both periods reflected an increase in our commercial client base and the related increase in fee-generating activity.

The Company exited the SBA lending business during the first half of 2026 and no longer originates new SBA loans. Historically, the Company originated loans that are partially guaranteed by the SBA to provide working capital and/or finance the purchase of equipment, inventory or commercial real estate. All SBA loans were underwritten and documented as prescribed by the SBA. The Company generally sold the guaranteed portion of the SBA loans in the secondary market and retained the non-guaranteed portion of SBA loans in its loan portfolio. Gain on the sale of SBA loans was $84,000 for the quarter ended September 30, 2026, compared to $203,000 in gains for the quarter ended September 30, 2025. For the nine months ended September 30, 2026 and 2025, the Company recorded gains on the sale of SBA loans of $931,000 and $1.0 million, respectively. Gains recorded during 2026 primarily related to the sale of guaranteed portions of loans originated before the Company exited the SBA lending business. As a result of the exit, SBA loan sale activity and related gains are expected to decline in future periods.

Corporate advisory fee income for the third quarter of 2026 was $19,000 compared to $692,000 for the same 2025 period. For the nine months ended September 30, 2026, corporate advisory fee income was $122,000 compared to $812,000 for the same 2025 period. Corporate advisory fee income, as well as income from the SBA, loan sales is dependent on transaction volume, and may vary from period to period.

Gain on the sale of newly originated residential mortgage loans was $28,000 for the three months ended September 30, 2026 as compared to $6,000 for the comparable 2025 period. For the nine months ended September 30, 2026, gain on the sale of newly originated residential mortgage loans was $162,000 compared to $96,000 for the same period in 2025. Residential mortgage activity continues to be influenced by prevailing interest rates, limited housing inventory and affordability considerations, which moderated both refinancing and home purchase volumes.

Loan fee income decreased to $1.5 million for the third quarter of 2026 as compared to $1.9 million for the quarter ended September 30, 2025. Loan fee income increased to $7.4 million for the nine months ended September 30, 2026 compared to $4.8 million for the same period in 2025. Loan fee income included gains of $190,000 and $3.8 million for the three and nine months ended September 30, 2026, respectively, as compared to gains of $398,000 and $465,000 for the same periods in 2025 related to equipment transfers to lessees upon the termination of leases recorded by the Equipment Finance Division. The changes primarily reflected differences in the volume and timing of lease terminations and the underlying fair value of the equipment at lease end, which can vary based on market conditions and asset-specific factors. Loan fee income also included unused commercial line fees of $885,000 and $2.4 million for the three and nine months ended September 30, 2026, respectively, compared to $825,000 and $2.6 million for the comparable 2025 periods. Letter of credit fee income was $614,000 for the nine months ended September 30, 2026, compared to $503,000 for the comparable 2025 period, reflecting increased trade-finance product utilization amount the Company's growing commercial client base in the metropolitan New York market.

The Company completed a security sale of $97.0 million resulting in a loss of $81,000 during the first nine months of 2026 and a $53.2 million security sale with a gain of $7,000 during the same period in 2025. These sales were completed as part of a portfolio repositioning.

The Company recorded a negative fair value adjustment of $502,000 for CRA equity securities during the three months ended September 30, 2026 compared to a positive fair value adjustment of $125,000 for the same 2025 period. For the nine months ended September 30, 2026, the Company recorded a negative fair value adjustment of $641,000 compared to a positive fair value adjustment of $362,000 for the same 2025 period. The unfavorable change in 2026 primarily reflected higher medium-term interest rates, which reduced the fair value of the Company's CRA equity securities.

OPERATING EXPENSES: The following table presents the components of operating expenses for the periods indicated:

	For the Three Months Ended September 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Compensation and employee benefits	$39,306	$36,756	$2,550
Premises and equipment	7,190	6,676	514
FDIC assessment	1,557	1,345	212
Other Operating Expenses:
Professional and legal fees	1,509	1,972	(463)
Trust department expense	1,186	1,111	75
Telephone	363	391	(28)
Loan expense	430	475	(45)
Amortization of intangible assets	236	273	(37)
Advertising	377	651	(274)
Other	2,994	2,647	347
Total operating expenses	$55,148	$52,297	$2,851

	For the Nine Months Ended September 30,		Change
(In thousands)	2026	2025	2026 vs 2025
Compensation and employee benefits	$118,273	$108,696	$9,577
Premises and equipment	21,057	19,471	1,586
FDIC assessment	4,440	3,245	1,195
Other Operating Expenses:
Professional and legal fees	4,595	4,807	(212)
Trust department expense	3,555	3,246	309
Telephone	1,093	1,175	(82)
Loan expense	1,673	1,847	(174)
Amortization of intangible assets	724	816	(92)
Advertising	1,112	1,724	(612)
Other	9,733	8,603	1,130
Total operating expenses	$166,255	$153,630	$12,625

Operating expenses for the three months ended September 30, 2026 and 2025 totaled $55.1 million and $52.3 million, respectively, reflecting an increase of $2.9 million, or 5 percent year over year. Operating expenses for the nine months ended September 30, 2026 and 2025 totaled $166.3 million and $153.6 million, respectively, reflecting an increase of $12.6 million, or 8 percent.

The increase in operating expenses for both periods was primarily attributable to higher compensation and employee benefits, health insurance costs and premises and equipment expenses associated with the Company's continued expansion into New York City and Long Island, as well as the expansion of its equipment financing business.

Compensation and employee benefits expense increased $2.6 million and $9.6 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior-year periods. These increases were primarily attributable to additional personnel supporting the Company's geographic and business line expansion, including the addition of commercial banking production teams, as well as annual merit increases.

Premises and equipment expense increased $514,000 and $1.6 million for the three and nine months ended September 30, 2026, respectively, compared to the corresponding prior-year periods, primarily reflecting additional occupancy and infrastructure costs associated with the Company's continued geographic expansion, including two Long Island offices opened during the latter half of 2025. FDIC assessment expense increased for the three and nine months ended September 30, 2026 due primarily to higher assessment rates implemented by the FDIC and an increase in the Bank's average total assets subject to assessment.

Advertising expense for the three months ended September 30, 2026 decreased $274,000 to $377,000, compared to $651,000 for the same period in 2025. Advertising expense for the nine months ended September 30, 2026 decreased $612,000 to $1.1 million compared to $1.7 million for the same period in 2025. The decrease in both periods was primarily due to marketing expenditures incurred in the prior-year period in connection with the Company’s expansion into the New York market that did not recur in 2026.

WEALTH MANAGEMENT DIVISION: This division includes: investment management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; and other financial planning, tax preparation and advisory services.

The market value of the assets under management and/or administration (“AUM/AUA”) was $13.6 billion at September 30, 2026, reflecting a 4 percent increase from $13.1 billion at December 31, 2025, and an increase of 5 percent from $12.9 billion at September 30, 2025. The increases primarily reflected improved market conditions and new client inflows.

Wealth Management fee income was $17.3 million for the September 2026 quarter compared to $15.8 million for the September 2025 quarter, an increase of 9 percent. For the nine months ended September 30, 2026, Wealth Management fee income was $51.0 million compared to $47.2 million in fee income for the same period in 2025, an increase of 8 percent. The increase in both periods was due to strong client inflows driven by new accounts and client additions and as well as favorable equity market performance. New business inflows for the third quarter ended September 30, 2026 totaled $346 million, as compared to $214 million for the third quarter ended September 30, 2025. New business inflows for the nine months ended September 30, 2026 totaled $779 million, as compared to $751 million for the nine months ended September 30, 2025.

Operating expenses relative to the Wealth Management Division, for the three months ended September 30, 2026 increased to $9.9 million as compared to $8.2 million for the third quarter of 2025. Operating expenses relative to the Wealth Management Division were $30.3 million and $28.4 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. The increase in operating expenses reflected business growth and strategic investments in key management and revenue-producing personnel.

NONPERFORMING ASSETS: Loans past due in excess of 90 days and still accruing, nonaccrual loans, and other real estate owned are considered nonperforming assets.

The following table sets forth asset quality data as of the dates indicated:

	As of
	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2026	2026	2026	2025	2025
Loans past due 90 days or more and still accruing	$200	$3,300	$—	$—	$—
Nonaccrual loans	57,535	68,034	59,321	68,243	84,142
Other real estate owned	96	908	—	—	—
Total nonperforming assets	$57,831	$72,242	$59,321	$68,243	$84,142

Performing modifications (A)(B)	$28,388	$27,268	$85,835	$95,266	$101,501

Loans past due 30 through 89 days and still accruing	$39,379	$48,080	$47,053	$26,555	$28,817

Loans subject to special mention	$56,380	$59,832	$75,935	$51,027	$56,534

Classified loans	$89,498	$97,713	$90,583	$118,912	$134,982

Individually evaluated loans	$57,535	$68,034	$59,321	$68,243	$84,142

Nonperforming loans as a % of total loans (C)	0.82%	1.07%	0.92%	1.09%	1.40%
Nonperforming assets as a % of total assets (C)	0.68%	0.91%	0.77%	0.91%	1.13%
Nonperforming assets as a % of total loans plus other real estate owned (C)	0.82%	1.08%	0.92%	1.09%	1.40%

(A)
Amounts reflect modifications that are paying according to modified terms.
(B)
Excludes modifications included in nonaccrual loans of $24.7 million at September 30, 2026, $21.6 million at June 30, 2026, $19.6 million at March 31, 2026, $36.0 million at December 31, 2025, and $37.6 million at September 30, 2025.
(C)
Nonperforming loans/assets do not include performing modifications.

Loans past due 30 through 89 days and still accruing increased to $39.4 million, or 0.56 percent of total loans at September 30, 2026 compared to $26.6 million, or 0.42 percent, at December 31, 2025. The increase in past due loans at September 30, 2026 was primarily due to six multifamily loans with an aggregate outstanding balance of $30.3 million, partially offset by the return of one commercial and industrial loan of $10.3 million to current status. The persistent nature of inflationary pressures has presented challenges for certain borrowers as operating expenses, including insurance, utilities and maintenance costs continue to rise faster than revenue streams.

Nonperforming assets decreased by $10.4 million to $57.8 million at September 30, 2026, as compared to $68.2 million at December 31, 2025. The decrease primarily reflected the resolution of certain problem loans through charge-offs, asset sales, principal payments, and the return of one commercial mortgage loan totaling $9.5 million to accrual status. These reductions were partially offset by loans transferred to nonaccrual status during the period. During the third quarter of 2026, nonaccrual loans declined by $10.5 million, primarily reflecting the return of the $9.5 commercial mortgage to loan accrual status, $4.2 million of charge-offs, and $1.4 million of principal payments. These reductions were partially offset by $5.1 million of commercial and industrial loans and $93,000 of residential loans transferred to nonaccrual during the quarter. Multifamily loans represented approximately 68 percent of nonperforming assets as of September 30, 2026.

The decrease in performing modifications was primarily related to ten multifamily loans totaling $52.8 million that had performed in accordance with their modified terms for at least twelve consecutive months and accordingly no longer meet the reporting criteria for loan modifications. Additionally, $15.5 million in multifamily loans and one commercial and industrial loan with a balance of $3.9 million were placed on nonaccrual status.

The increase in special mention loans was primarily due to five multifamily loans totaling $28.3 million and eight commercial and industrial loans totaling $3.1 million. This increase was partially offset by the sale of one multifamily loan of $8.3 million, the payoff of one investment commercial real estate loan of $2.6 million, the downgrade of five commercial and industrial loans of $8.5 million and the upgrade of one multifamily loan totaling $4.5 million.

Classified loans declined primarily due to the upgrade of four multifamily loans totaling $22.7 million, the liquidation of one multifamily loan totaling $7.2 million, the payoff of one multifamily loan totaling $2.3 million, and the improvement in the risk rating of five commercial and industrial loans totaling $19.7 million. These reductions were partially offset by the downgrade of five multifamily loans totaling $17.8 million to substandard classifications during the nine months ended September 30, 2026.

PROVISION FOR CREDIT LOSSES: The provision for credit losses was $8.5 million and $4.8 million for the third quarters of 2026 and 2025, respectively. The increase primarily reflected continued loan growth and higher specific reserves established on certain individually evaluated loans. Of the third quarter 2026 provision, approximately $3.9 million was attributable to loan growth and changes in economic data, while $4.6 million related to increases in specific reserves related to $3.0 million of commercial and industrial loans. Although improved macroeconomic forecast assumptions favorably affected the quantitative component of the allowance during the third quarter, this benefit was more than offset by loan growth and the increase in specific reserves.

For the nine months ended September 30, 2026 and 2025, the provision for loan losses was $23.9 million and $15.8 million, respectively. The year-over-year increase primarily reflected continued loan growth and higher specific reserves established on certain individually evaluated loans.

The allowance for credit losses (“ACL”) was $73.0 million as of September 30, 2026, compared to $71.0 million at December 31, 2025. During the first nine months of 2026, the Company recorded a $23.9 million provision for credit losses and net charge-offs totaled $21.9 million compared to net charge-offs of $20.3 million during the comparable 2025 period. Third quarter 2026 charge-offs included $1.7 million which were related to one commercial and industrial relationship and $1.7 million associated with the sale and payoff of two multifamily loans. The related charge-offs had been substantially reserved for through specific provisions recorded in prior periods. For the nine-month period, net charge-offs included $10.7 million associated with several commercial and industrial lending relationships and $10.0 million related to four multifamily loans.

The ACL as a percentage of loans was 1.03 percent at September 30, 2026 compared to 1.14 percent at December 31, 2025. The decrease was primarily attributable to $21.9 million in net charge-offs recorded during the nine months ended September 30, 2026, including $10.4 million for which specific reserves had been established in prior periods as well as $826.7 million of loan growth. These factors were partially offset by the provision for credit losses of $23.9 million recorded during the nine months ended September 30, 2026.

After considering charge-off activity, changes in portfolio risk characteristics, delinquency trends, economic conditions, and qualitative factors, Management believes the allowance remains adequate to absorb expected losses as of September 30, 2026. Management continues to closely monitor asset quality trends, including criticized and delinquent loan migration, and will adjust the ACL as conditions warrant. The ACL recorded on individually evaluated loans was $4.6 million at September 30, 2026 compared to $12.0 million as of December 31, 2025. Total individually evaluated loans were $57.5 million and $68.2 million as of September 30, 2026 and December 31, 2025, respectively. The general component of the allowance on loans collectively evaluated increased from $59.0 million at December 31, 2025 to $68.3 million at September 30, 2026.

A summary of the allowance for credit losses for the quarterly periods indicated follows:

	September 30,	June 30,	March 31,	December 31,	September 30,
(Dollars in thousands)	2026	2026	2026	2025	2025
Allowance for credit losses:
Beginning of period	$69,167	$67,026	$71,039	$68,642	$81,770
Provision for credit losses (A)	8,436	8,012	7,322	7,659	4,871
(Charge-offs)/recoveries, net	(4,652)	(5,871)	(11,335)	(5,262)	(17,999)
End of period	$72,951	$69,167	$67,026	$71,039	$68,642

Allowance for credit losses as a % of total loans	1.03%	1.04%	1.04%	1.14%	1.14%

Collectively evaluated allowance for credit losses as a % of total loans	0.97%	0.97%	0.94%	0.94%	0.95%

Allowance for credit losses as a % of nonperforming loans	126.35%	96.96%	112.99%	104.10%	81.58%

(A)
Excludes provision of $63,000 at September 30, 2026, provision of $76,000 at June 30, 2026, provision of $5,000 at March 31, 2026, provision of $12,000 at December 31, 2025, and a credit of $81,000 at September 30, 2025 related to off-balance sheet commitments.

The increase in the allowance for credit losses as a percentage of nonperforming loans was primarily due to a decrease in nonperforming loans of $10.7 million to $57.5 million at September 30, 2026, as compared to nonperforming loans of $68.2 million at December 31, 2025, offset by an increase in the ACL to $73.0 million at September 30, 2026.

INCOME TAXES: Income tax expense for the quarter ended September 30, 2026 was $4.9 million as compared to $4.0 million for the same period in 2025. The increase in income tax expense reflected higher pretax income of $23.8 million for the quarter ended September 30, 2026 as compared to $13.6 million for the same quarter in 2025.

The effective tax rate for the three months ended September 30, 2026 was 20.5 percent compared to 29.2 percent for the same quarter in 2025. The 2026 effective tax rate included a discrete income tax benefit of approximately $1.8 million related to the purchase of transferable tax credits.

Income tax expense for the nine months ended September 30, 2026 was $16.8 million as compared to $10.2 million for the same period in 2025. The increase in income tax expense reflected higher pretax income of $65.9 million for the nine months ended September 30, 2026 as compared to $35.3 million for the same period in 2025.

The effective tax rate for the nine months ended September 30, 2026 was 25.5 percent compared to 28.7 percent for the same period in 2025. The lower effective tax rate for the nine-month period primarily reflected the discrete tax benefit recognized during the third quarter.

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

Capital increased as a result of net income of $49.1 million and the issuance of 50,000 shares of Series B Preferred Stock totaling $50.0 million during the nine months ended September 30, 2026. These increases were partially offset by cash dividends of $2.7 million, preferred stock dividends of $690,000 and an increase in accumulated other comprehensive loss of $21.8 million during the nine months ended September 30, 2026. Total accumulated other comprehensive loss grew to $69.4 million as of September 30, 2026 ($72.4 million loss related to the available for sale securities portfolio partially offset by a $3.0 million gain on the cash flow hedges), as compared to $47.6 million at December 31, 2025. The unrealized loss on available for sale securities was primarily due to higher market interest rates during the first nine months of 2026, which reduced the fair value of fixed-rate securities.

The Company employs quarterly capital stress testing by modeling adverse case and severely adverse case scenarios. In the most recent completed stress test based on June 30, 2026 financial information, under the severely adverse case, and no growth scenarios, the Bank remains well capitalized over a two-year stress period.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of Total, Common Equity Tier 1 and Tier 1 capital (each as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). At September 30, 2026 and December 31, 2025, all of the Bank’s capital ratios remain above the levels required to be considered “well capitalized” and the Company’s capital ratios remain above regulatory requirements. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, common equity Tier I and Tier I leverage ratios as set forth in the table below.

The Bank’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Total capital (to risk-weighted assets)	$820,782	11.63%	$705,617	10.00%	$564,494	8.00%	$740,898	10.50%

Tier I capital (to risk-weighted assets)	747,076	10.59	564,494	8.00	423,370	6.00	599,774	8.50

Common equity tier I (to risk-weighted assets)	747,017	10.59	458,651	6.50	317,528	4.50	493,932	7.00

Tier I capital (to average assets)	747,076	9.13	409,045	5.00	327,236	4.00	327,236	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$807,580	12.64%	$638,896	10.00%	$511,117	8.00%	$670,841	10.50%

Tier I capital (to risk-weighted assets)	735,931	11.52	511,117	8.00	383,338	6.00	543,062	8.50

Common equity tier I (to risk-weighted assets)	735,872	11.52	415,282	6.50	287,503	4.50	447,227	7.00

Tier I capital (to average assets)	735,931	9.89	372,195	5.00	297,756	4.00	297,756	4.00
(A)
See footnote on following table.

The Company’s regulatory capital amounts and ratios are presented in the following table:

			To Be Well				For Capital
			Capitalized Under		For Capital		Adequacy Purposes
			Prompt Corrective		Adequacy		Including Capital
	Actual		Action Provisions		Purposes		Conservation Buffer (A)
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2026:
Total capital (to risk-weighted assets)	$834,593	11.81%	N/A	N/A	$565,287	8.00%	$741,939	10.50%

Tier I capital (to risk-weighted assets)	760,887	10.77	N/A	N/A	423,965	6.00	600,617	8.50

Common equity tier I (to risk-weighted assets)	710,828	10.06	N/A	N/A	317,974	4.50	494,626	7.00

Tier I capital (to average assets)	760,887	9.29	N/A	N/A	327,622	4.00	327,622	4.00

As of December 31, 2025:
Total capital (to risk-weighted assets)	$811,375	12.68%	N/A	N/A	$511,816	8.00%	$671,759	10.50%

Tier I capital (to risk-weighted assets)	660,696	10.33	N/A	N/A	383,862	6.00	543,805	8.50

Common equity tier I (to risk-weighted assets)	660,637	10.33	N/A	N/A	287,897	4.50	447,839	7.00

Tier I capital (to average assets)	660,696	8.87	N/A	N/A	298,086	4.00	298,086	4.00
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

The Dividend Reinvestment Plan of Peapack-Gladstone Financial Corporation, or the “Reinvestment Plan,” allows shareholders of the Company to purchase additional shares of common stock using cash dividends without payment of any brokerage commissions or other charges. Shareholders may also make voluntary cash payments of up to $200,000 per quarter to purchase additional shares of common stock. Voluntary share purchases in the Reinvestment Plan can be fulfilled through the Company’s authorized but unissued shares and/or in the open market, at the discretion of the Company. All shares purchased during the quarter ended September 30, 2026 were purchased in the open market.

In September 2026, the Company amended its Reinvestment Plan to reinstate a 3% discount on shares purchased under the Plan. The Company believes the Plan, including reinvested dividends and voluntary cash purchases of up to $200,000 per quarter can provide an additional source of common equity capital and support its capital management strategy.

On October 29, 2026, the Board of Directors declared a regular cash dividend of $0.05 per share payable on November 27, 2026 to shareholders of record on November 12, 2026.

Management believes the Company’s capital position and capital ratios were adequate at September 30, 2026. Further, Management believes the Company has sufficient equity to support its planned growth for the immediate future. The Company continually assesses other potential sources of capital to support future growth.

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

Management actively monitors and manages the Company’s liquidity position and believes it is sufficient to meet future needs. Cash and cash equivalents, including interest-earning deposits, totaled $268.9 million at September 30, 2026. In addition, the Company had $812.0 million in securities designated as available for sale at September 30, 2026. These securities can be sold, or used as collateral for borrowings, in response to liquidity concerns. Available for sale and held to maturity securities with a carrying value of $392.8 million and $75.4 million as of September 30, 2026, respectively, were pledged to secure public funds and for other purposes required or permitted by law. None of the pledged securities are encumbered. In addition, the Company generates significant liquidity from scheduled and unscheduled principal repayments of loans and mortgage-backed securities.

As of September 30, 2026, the Company had approximately $4.2 billion of external borrowing capacity available on a same day basis, which when combined with balance sheet liquidity provided the Company with 214 percent coverage of our uninsured/unprotected deposits.

The Company has a Board-approved Contingency Funding Plan. This plan provides a framework for managing adverse liquidity stress and contingent sources of liquidity. The Company conducts liquidity stress testing on a regular basis to ensure sufficient liquidity in a stressed environment. Management believes the Company’s liquidity position and sources were adequate at September 30, 2026.

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

The following strategies are among those used to manage interest rate risk:

•
Originate C&I loans, which tend to have adjustable-rate features, and which generate customer relationships that can result in higher core deposit accounts;
•
Originate equipment finance leases and loans, which tend to have shorter terms and higher interest rates than real estate loans;
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
•
Maintain adequate levels of capital; and
•
Utilize loan sales.

The interest rate swap program is administered by ALCO and follows procedures and documentation in accordance with regulatory guidance and standards as set forth in ASC 815 for cash flow hedges. The program incorporates pre-purchase analysis, liability designation, sensitivity analysis, correlation analysis, daily mark-to-market analysis and collateral posting as required. In these swaps, the Company is receiving floating and paying fixed interest rates with a total notional value of $180.0 million as of September 30, 2026.

In addition, the Company maintains a loan level/back-to-back swap program in support of its commercial lending business. Pursuant to this program, the Company extends a floating rate loan and executes a floating rate to fixed rate swap with the borrower. At the same time, the Company executes a third-party swap, the terms of which fully offset the fixed exposure and, result in a final floating rate exposure for the Company. As of September 30, 2026, $398.6 million of notional value in swaps were executed and outstanding with borrowers under this program.

As noted above, ALCO uses simulation modeling to analyze the Company’s net interest income sensitivity, as well as the Company’s economic value of portfolio equity under various interest rate scenarios. The models are based on the actual maturity and repricing characteristics of rate sensitive assets and liabilities. The models incorporate certain prepayment and interest rate assumptions, which management believed to be reasonable as of September 30, 2026. The models assume an immediate and sustained parallel change in market interest rates, with no management actions or changes in balance sheet composition during the modeled period. In the models, the forecasted shape of the yield curve remained static as of September 30, 2026.

The table below shows the estimated changes in the Company’s economic value of equity (“EVE”) and net interest income that would result from an immediate parallel change in the market interest rates at September 30, 2026.

($ in millions)
Change in
Interest Rates	Estimated EVE (A)		Estimated NII
(Basis Points)	Amount	Percent Change	Amount	Percent Change
+200	$1,050.8	(5.2)%	$274.8	(4.7)%
+100	1,078.3	(2.7)	281.7	(2.4)
Flat interest rates	1,108.7	—	288.5	—
-100	1,157.3	4.4	294.3	2.0
-200	1,122.9	1.3	297.4	3.1

(A) EVE is the discounted present value of expected cash flows from assets and liabilities.

In an immediate and sustained 100 basis point increase in market rates at September 30, 2026, net interest income would decrease by 2.4 percent in year 1 and increase by 1.0 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 100 basis point decrease in market rates at September 30, 2026, net interest income would increase 2.0 percent in year 1 and decrease 2.0 percent for year 2, compared to a flat interest rate scenario.

In an immediate and sustained 200 basis point increase in market rates at September 30, 2026, net interest income would decrease approximately 4.8 percent in year 1 and increase by 1.8 percent in year 2, compared to a flat interest rate scenario. In an immediate and sustained 200 basis point decrease in market rates at September 30, 2026, net interest income for year 1 would increase approximately 3.1 percent, when compared to a flat interest rate scenario. In year 2, net interest income would decrease 5.8 percent, when compared to a flat interest rate scenario.

Based on the Company's interest rate sensitivity models, the Company was modestly liability sensitive in the near term as of September 30, 2026. Net interest income declines in the first year under rising rate scenarios but improves in the second year, while sustained decreases in market rates would modestly benefit net interest income in the first year but result in a reduction in net interest income, in the second year.

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

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, provides reasonable, not absolute, assurance that the objectives of the control system are met. The design of a control system reflects resource constraints. Because there are inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been or will be detected. These inherent limitations include that judgments in decision-making can be faulty and that breakdowns can occur because of error or mistake. Further, controls can be circumvented. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with the policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company and its subsidiaries are subject to lawsuits and claims arising in the ordinary course of business. Based on information currently available, management does not believe that any pending legal proceeding or asserted claim, individually or in the aggregate, would have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

ITEM 1A. Risk Factors

There have been no material changes in risk factors applicable to the Company from those disclosed in “Risk Factors” in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total Number of Shares Purchased As Part of Publicly Announced Plans or Programs	Total Number of Shares Withheld (1)	Average Price Paid Per Share	Maximum Number of Shares That May Yet Be Purchased Under the Plans Or Programs (2)
July 1, 2026 -
July 31, 2026	—	—	$—	680,000
August 1, 2026 -
August 31, 2026	—	—	—	680,000
September 1, 2026 -
September 30, 2026	—	—	—	680,000
Total	—	—	$—

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

ITEM 5. Other Information

Securities Trading Plans of Directors and Executive Officers

During the three months ended September 30, 2026, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement."

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

PEAPACK-GLADSTONE FINANCIAL CORPORATION
(Registrant)

DATE: November 6, 2026	By:	/s/ Douglas L. Kennedy
Douglas L. Kennedy
President and Chief Executive Officer
(Principal Executive Officer)

DATE: November 6, 2026	By:	/s/ Frank A. Cavallaro
Frank A. Cavallaro
Senior Executive Vice President and Chief Financial Officer
(Principal Financial Officer)